Form 10QSB
period 1996-03-31
U S DIAGNOSTIC LABS INC
filed 1996-05-15
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 ---------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from____________________to_____________________

                           Commission File No. 1-13392

                            U.S. DIAGNOSTIC LABS INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                      11-3164389
(State or Other Jurisdiction of            (IRS Employer Identification number)
Incorporation or Organization)

                        777 S. Flagler Drive, Suite 1006
                               Phillips Point West
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

                                 (407) 832-0006
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

       Check whether the issuer (I) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X             No______

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                           OUTSTANDING AT MARCH 31, 1996:
      Common Stock, $.01 par value                   7,662,099 shares

                  Traditional Small Business Disclosure Format
                           Yes X             No______

                            U.S. DIAGNOSTIC LABS INC.

                              INDEX TO FORM 10-QSB



PART I. FINANCIAL INFORMATION                                             PAGE



Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 1996
and December 31, 1995.......................................................3

Consolidated Statements of Operations for the Three Months
ended March 31, 1996 and 1995...............................................5

Consolidated Statements of Stockholders' Equity
as of March 31, 1996........................................................6

Consolidated Statements of Cash Flows for the Three Months
ended March 31, 1996 and 1995...............................................7

Notes to Consolidated Financial Statements..................................8

Pro Forma Condensed Balance Sheet as of March 31, 1996.....................10

Pro Forma Condensed Statement of Operations for the
Three Months ended March 31, 1996..........................................12

Item 2. Management Discussion and Analysis
          of Financial Condition and Results
          of Operations....................................................14

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................20

SIGNATURES.................................................................21

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- - ------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
- - ------------------------------------------------------------------------------

                                                                    MARCH 31,         DECEMBER 31,
                                                                     1 9 9 6            1 9 9 5
                                                                ------------------  ---------------
ASSETS:
CURRENT ASSETS:
   Cash                                                         $       51,334,141  $     4,373,876
   Accounts Receivable[Net of Estimated Uncollectibles
     of $5,290,127 and $5,871,683 ]                                     12,340,646       10,818,919
   Prepaid Expenses                                                      1,967,121          900,619
   Other Current Assets                                                    280,861          270,796
                                                                ------------------  ---------------

   TOTAL CURRENT ASSETS                                                 65,922,769       16,364,210
                                                                ------------------  ---------------

PROPERTY, PLANT AND EQUIPMENT - NET                                     24,527,165       22,550,884
                                                                ------------------  ---------------

OTHER ASSETS:
   Other Assets                                                            505,480          371,196
   Deferred Charges                                                      2,500,000               --
   Goodwill - Net                                                       13,349,773       12,941,462
   Covenants Not-to-Compete - Net                                        2,135,951        2,305,639
   Customer Lists                                                        2,697,750        2,745,833
                                                                ------------------  ---------------

   TOTAL OTHER ASSETS                                                   21,188,954       18,364,130
                                                                ------------------  ---------------

   TOTAL ASSETS                                                 $      111,638,888  $    57,279,224
                                                                ==================  ===============


                See Notes to Consolidated Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------

                                                                              MARCH 31,       DECEMBER 31,
                                                                              1 9 9 6           1 9 9 5
                                                                      ------------------  ----------------
LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITES:
   Accounts Payable                                                   $        2,037,274  $     1,509,958
   Accrued Expenses                                                            2,056,392        1,352,441
   Short-Term Borrowings                                                         207,612          667,286
   Current Portion of Long-Term Debt                                           4,382,188        3,831,975
   Obligations Under Capital Leases - Current Portion                          2,393,715        2,519,982
   Other Current Liabilities                                                      13,134          536,759
                                                                      ------------------  ---------------

   TOTAL CURRENT LIABILITIES                                                  11,090,315       10,418,401
                                                                      ------------------  ---------------

LONG-TERM LIABILITIES:
   Long-Term Debt - Net of Current Portion                                    15,453,112       15,992,617
   Obligations Under Capital Leases - Net of Current Portion                   5,716,815        5,072,018
   Convertible Debentures                                                     50,500,000               --
   Deferred Revenue                                                              399,199          423,500
   Deferred Income Taxes                                                         137,444          164,452
                                                                      ------------------  ---------------

   TOTAL LONG-TERM LIABILITIES                                                72,206,570       21,652,587
                                                                      ------------------  ---------------

   TOTAL LIABILITIES                                                          83,296,885       32,070,988
                                                                      ------------------  ---------------

MINORITY INTEREST                                                                812,363          715,543
                                                                      ------------------  ---------------

COMMITMENTS                                                                           --               --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value; Authorized
     5,000,000 Shares, None Issued                                                    --               --

   Common Stock, $.01 Par Value; 50,000,000 Shares
     Authorized and 7,662,099 and 7,032,622 Shares Issued and
     Outstanding at March 31, 1996.                                               76,621           70,326

   Additional Paid in Capital                                                 24,327,929       22,953,590

   Retained Earnings                                                           4,038,116        2,495,678
                                                                      ------------------  ---------------

   Totals                                                                     28,442,666       25,519,594
   Less: Deferred Charges                                                       (913,026)      (1,026,901)
                                                                      ------------------  ---------------

   TOTAL STOCKHOLDERS' EQUITY                                                 27,529,640       24,492,693
                                                                      ------------------  ---------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      111,638,888  $    57,279,224
                                                                      ==================  ===============


                See Notes to Consolidated Financial Statements.

U.S. DIAGNOSTIC LABS IN. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
- - -------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     1 9 9 6             1 9 9 5
                                                                     -------             -------

REVENUE - [NET OF ALLOWANCES]                                     $    12,073,575     $     4,798,153
                                                                  ---------------     ---------------

OPERATING EXPENSES:
   Selling, General and Administrative                                  7,557,508           3,561,891
   Depreciation and Amortization                                        1,304,209             396,106
                                                                  ---------------     ---------------

   TOTAL OPERATING EXPENSES                                             8,861,717           3,957,997
                                                                  ---------------     ---------------

   INCOME FROM OPERATIONS                                               3,211,858             840,156
                                                                  ---------------     ---------------

OTHER INCOME [EXPENSE]:
   Interest Income                                                         38,567              26,198
   Interest [Expense]                                                    (692,989)           (193,907)
   Other Income [Expense]                                                 (36,243)                 --
                                                                  ---------------     ---------------

   TOTAL OTHER [EXPENSE]                                                 (690,665)           (167,709)
                                                                  ---------------     ---------------

   INCOME BEFORE TAXES AND MINORITY INTEREST                            2,521,193             672,447

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                              (184,166)            (62,367)

PROVISION FOR INCOME TAXES                                               (794,589)            (12,306)
                                                                  ---------------     ---------------

   NET INCOME                                                     $     1,542,438     $       597,774
                                                                  ===============     ===============

EARNINGS PER COMMON SHARE:
   Primary                                                        $           .25     $           .15
                                                                  ===============     ===============
   Fully Diluted                                                  $           .16     $            --
                                                                  ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Primary                                                              6,218,847           4,031,961
                                                                  ===============     ===============
   Fully Diluted                                                       17,491,361                  --
                                                                  ===============     ===============


                See Notes to Consolidated Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------------



                                         COMMON                      ADDITIONAL                                          TOTAL
                                        NUMBER OF                     PAID-IN              DEFERRED     RETAINED      STOCKHOLDERS'
                                         SHARES        AMOUNT         CAPITAL               CHARGES     EARNINGS        EQUITY
                                        ---------     --------      -----------            ---------    --------      ------------
BALANCE - DECEMBER 31, 1995             7,032,622    $  70,326      $ 22,953,590       $ (1,026,901)   $2 ,495,678   $  24,492,693

     Warrants Exercised at Various
       Prices                             468,407        4,684           369,262            --              --             373,946


     Shares Issued in Connection
       with MIC Acquisition                68,070          681           424,757            --              --             425,438

     Shares Issued in Connection
       with Prepayment of CMI
       Consulting Agreement.               93,000          930           580,320            --              --             581,250

     Amortization of Deferred
       Charges                               --            --            --               113,875           --             113,875

     Net Income                              --            --            --                 --          1,542,438        1,542,438
                                       ----------   ----------    --------------    ---------------    -----------   -------------

BALANCE - MARCH 31, 1996                7,662,099   $   76,621    $   24,327,929    $    (913,026)   $  4,038,116     $ 27,529,640
                                       ==========   ==========    ==============    ==============   ============     ============


                See Notes to Consolidated Financial Statements.

U.S. DIAGNOSTIC LABS IN. AND SUBSIDIARIES
- - -------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------------------



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          1 9 9 6          1 9 9 5
                                                                          -------          -------

NET CASH - OPERATING ACTIVITIES                                     $       511,428     $     3,575,777
                                                                    ---------------     ---------------

INVESTING ACTIVITIES:
   Intangible Assets                                                             --          (2,754,950)
   Purchase of Property and Equipment                                            --             (57,778)
   Acquisition of Laborde                                                        --            (830,000)
   Acquisition of CROV                                                           --            (350,000)
   Acquisition of Arrow                                                          --            (150,000)
                                                                    ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES                                               --          (4,142,728)
                                                                    ---------------     ---------------

FINANCING ACTIVITIES:
   Proceeds from Convertible Debentures                                  48,000,000                  --
   Repayments on Notes Payable and Obligations
     Under Capital Leases                                                (2,931,797)         (1,392,807)
   Proceeds from Borrowing                                                       --             780,000
   Common Stock Issued                                                    1,380,634             100,000
                                                                    ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                       46,448,837            (512,807)
                                                                    ---------------     ---------------

   NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                  46,960,265          (1,079,758)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                          4,373,265           2,824,440
                                                                    ---------------     ---------------

   CASH AND CASH EQUIVALENTS - END OF PERIODS                       $    51,334,141     $     1,744,682
                                                                    ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest                                                       $       682,989     $       189,552
     Income Taxes                                                   $            --     $            --


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   During the period ended March 31, 1996, the Company entered into several equipment lease agreements which are stated on the balance sheet at their capitalized cost of $3,001,361.


                See Notes to Consolidated Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


[1] In the opinion of U.S. Diagnostic Labs Inc. [the "Company"], the accompanying unaudited financial statements contain all adjustments [consisting of only normal accruals] necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1995 U.S. Diagnostic Labs Inc. Annual Report on Form 10-KSB which is incorporated by reference.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

[2] The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] Earnings per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding. All stock options and warrants have been included as common stock equivalents in the computation of earnings per common share on a fully diluted basis.

[4] Effective March 29, 1996, the Company consummated a $50 million offering of 9% Subordinated Convertible Debentures Due 2003. The closing of this transaction occurred on April 3, 1996. The investment banking firm who acted as the agent in connection with the offering was issued 319,445 five-year warrants. The Company plans to use the net proceeds of this issuance to fund the probable acquisitions where there is already a signed letter of intent and also future acquisitions which are being discussed and negotiated.

[5] The Company has signed "Letters of Intent" to acquire the following six [6] outpatient diagnostic facilities.

        NAME                            LOCATION                      BUSINESS              PURCHASED OWNERSHIP %
South Coast Radiology                   Coos Bay, OR             Multi-Modality Imaging             100
Allegheny MRI (Four Centers)            Pittsburgh, PA           MRI                                100
Heights Imaging Center                  Haddon Heights, NJ       Multi-Modality Imaging             100
DISC                                    Charleston, SC           Multi-Modality Imaging              80
Radiation Oncology Centers              Modesto, CA              Radiation Therapy                   50.1
U.S. Imaging (Six Centers)              Houston, TX              Multi-Modality Imaging             100

The Company intends to finance these acquisitions, with cash, notes and common stock of the Company. These acquisitions will be accounted for as asset or stock purchases with the excess purchase price over the fair value of the assets attributed to goodwill totaling approximately $21,000,000.

The following pro forma [unaudited] combined results of operations are adjusted for the effect of the convertible debt offering, amortization of goodwill, non-compete covenants, and depreciation on assets acquired as though the acquisitions referred to here occurred at the beginning of the periods presented.

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                        1 9 9 6
                                                  -------------------

Net Revenues                                        $    21,590,000
                                                    ---------------

Net Income                                          $     2,252,000
                                                    ===============

Primary Earnings Per Share                          $         .25
                                                    =============

Fully Diluted Earnings Per Share                    $         .17
                                                    =============

U.S. DIAGNOSTIC LABS INC.
- - -------------------------------------------------------------------------------

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------



         The following unaudited pro forma combined condensed balance sheet as of March 31, 1996 and the unaudited pro forma combined condensed statement of operations for the three months ended March 31, 1996 have been prepared to reflect the probable acquisitions to be consummated during the second quarter of 1996 giving effect to the transactions under the purchase method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The unaudited pro forma combined condensed statement of operations for the three months ended March 31, 1996 was prepared as if all transactions had occurred on January 1, 1996. The unaudited pro forma combined condensed balance sheet as of March 31, 1996 has been prepared as if the probable acquisitions had occurred as of that date.

         The unaudited pro forma combined condensed financial statements have been prepared by the Company's management based upon the historical financial statements of the Company and the aforementioned to be acquired companies. These pro forma financial statements are not necessarily indicative of the results that would have occurred if the transactions had occurred on the dates indicated or which may be realized in the future.

U.S DIAGNOSTICS LABS INC.
- - -------------------------------------------------------------------------------

PRO FORMA COMBINED CONDENSED BALANCE SHEET FOR THE THREE MONTHS ENDED
MARCH 31, 1996  [IN THOUSANDS]
[UNAUDITED]
- - -------------------------------------------------------------------------------



                                                                                  HEIGHTS
                                                 SOUTH COAST     ALLEGHENY      IMAGING        DISC                          U.S.
                                      USDL       RADIOLOGISTS      GROUP         CENTER       IMAGING         R.O.C.      IMAGING
ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents         $      51,334  $       155  $        214  $       296   $          56  $        146  $       444
  Accounts Receivable - Net                12,341          694         1,335          512           1,440         2,598        5,133
  Other Current Assets                      2,248           --             3            8               4            --          650
                                    -------------  -----------  ------------  -----------   -------------  ------------  -----------

  TOTAL CURRENT ASSETS                     65,923          849         1,552          816           1,500         2,744        6,227
                                    -------------  -----------  ------------  -----------   -------------  ------------  -----------

  PROPERTY AND EQUIPMENT - NET             24,527          252         1,471        1,261             513           340        5,404
                                    -------------  -----------  ------------  -----------   -------------  ------------  -----------

OTHER ASSETS:
  Other Assets                              3,005           --            30           21              22             3          462
  Goodwill - Net                           13,350           --            --           --              --            --           --
  Covenant Not-to-compete - Net             2,136           --            --           --              --            --           --
  Other Intangibles - Net                   2,698           --            --           --              --            --           --
                                    -------------  -----------  ------------  -----------   -------------  ------------  -----------

  TOTAL OTHER ASSETS                       21,189           --            30           21              22             3          462
                                    -------------  -----------  ------------  -----------   -------------  ------------  -----------

  TOTAL ASSETS                      $     111,639  $     1,101  $      3,053  $     2,098   $       2,035  $      3,087  $    12,093
                                    =============  ===========  ============  ===========   =============  ============  ===========


                                     -10 A-

                              - TABLE CONTINUED -


                                                         PRO FORMA
                                                         AS ADJUSTED
                                      PRO FORMA           MARCH 31,
ASSETS:                               ADJUSTMENTS          1 9 9 6
CURRENT ASSETS:

  Cash and Cash Equivalents          $   (16,114)  [A]  $    36,531
  Accounts Receivable - Net                 (512)  [A]       23,541
  Other Current Assets                        --              2,913
                                     -----------        -----------

  TOTAL CURRENT ASSETS                   (16,626)            62,985
                                     -----------        -----------

  PROPERTY AND EQUIPMENT - NET             9,584             43,352
                                     -----------        -----------

OTHER ASSETS:
  Other Assets                                --              3,543
  Goodwill - Net                          21,385   [A]       34,735
  Covenant Not-to-compete - Net            1,550   [A]        3,686
  Other Intangibles - Net                  1,600   [A]        4,298
                                     -----------        -----------

  TOTAL OTHER ASSETS                      24,535             46,262
                                     -----------        -----------

  TOTAL ASSETS                       $    17,493        $   152,599
                                     ===========        ===========


                                     -10 B-

U.S DIAGNOSTICS LABS INC.
- - -------------------------------------------------------------------------------


PRO FORMA COMBINED CONDENSED BALANCE SHEET FOR THE THREE MONTHS ENDED
MARCH 31, 1996  [IN THOUSANDS]
[UNAUDITED]
- - -------------------------------------------------------------------------------


                                                                                           HEIGHTS
                                                          SOUTH COAST     ALLEGHENY      IMAGING        DISC
                                               USDL       RADIOLOGISTS      GROUP         CENTER       IMAGING         R.O.C.

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable                           $       2,037  $       --   $         --  $        32   $         95  $        84
  Accrued Expenses                                   2,071           48             4          346            104          728
  Notes Payable                                      4,590           71           237          308          1,086           --
  Obligations under Capital
    Leases                                           2,393           --            --           --             --           --
                                             -------------  -----------  ------------  -----------   ------------  -----------

  TOTAL CURRENT LIABILITIES:                        11,091          119           241          686          1,285          812
                                             -------------  -----------  ------------  -----------   ------------  -----------

LONG-TERM LIABILITIES:
  Notes Payable                                     15,453           --           221        1,685             38           60
  Obligations under Capital
    Leases                                           5,717           --            --           --             --           --
  Convertible Debentures                            50,500           --            --           --             --           --
  Deferred Revenue                                     399           --            --           --             --           --
  Deferred Income Taxes                                137           --            --           --             --           --
                                             -------------  -----------  ------------  -----------   ------------  -----------

  TOTAL LONG-TERM LIABILITIES                       72,206           --           221        1,685             38           60
                                             -------------  -----------  ------------  -----------   ------------  -----------

MINORITY INTEREST                                      812           --            --           --             --           --
                                             -------------  -----------  ------------  -----------   ------------  -----------

STOCKHOLDERS' EQUITY:
  Common Stock                                          77            1            --           --            150           48

  Additional Paid-in Capital                        24,328           --            --           --             --           --

  Retained Earnings [Deficit]                        4,038          981         2,591         (273)           562        2,167
                                             -------------  -----------  ------------  -----------   ------------  -----------

  Totals                                            28,443          982         2,591         (273)           712        2,215
  Less: Deferred Charges                               913           --            --           --             --           --
                                             -------------  -----------  ------------  -----------   ------------  -----------

  TOTAL STOCKHOLDERS' EQUITY                        27,530          982         2,591         (273)           712        2,215
                                             -------------  -----------  ------------  -----------   ------------  -----------

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                     $     111,639  $     1,101  $      3,053  $     2,098   $      2,035  $     3,087
                                             =============  ===========  ============  ===========   ============  ===========

                                     -11 A-

                              - TABLE CONTINUED -


                                                                                  PRO FORMA
                                                                                 AS ADJUSTED
                                                    U.S.        PRO FORMA         MARCH 31,
                                                  IMAGING      ADJUSTMENTS         1 9 9 6

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable                            $       388  $        --          $     2,636
  Accrued Expenses                                  1,525           --                4,826
  Notes Payable                                     4,489        3,649     [A]       14,430
  Obligations under Capital
    Leases                                             --           --                2,393
                                              -----------  -----------          -----------

  TOTAL CURRENT LIABILITIES:                        6,402        3,649               24,285
                                              -----------  -----------          -----------

LONG-TERM LIABILITIES:
  Notes Payable                                        --        5,776     [A]       23,233
  Obligations under Capital
    Leases                                             --           --                5,717
  Convertible Debentures                               --           --               50,500
  Deferred Revenue                                     --           --                  399
  Deferred Income Taxes                                --           --                  137
                                              -----------  -----------          -----------

  TOTAL LONG-TERM LIABILITIES                          --        5,776               79,986
                                              -----------  -----------          -----------

MINORITY INTEREST                                                2,551                3,363
                                              -----------  -----------          -----------

STOCKHOLDERS' EQUITY:
  Common Stock                                          6         (179)  [A,B]          103

  Additional Paid-in Capital                        2,550       14,859   [A,B]       41,737

  Retained Earnings [Deficit]                       3,135       (9,163)    [B]        4,038
                                              -----------  -----------          -----------

  Totals                                            5,691        5,517               45,878
  Less: Deferred Charges                               --           --                  913
                                              -----------  -----------          -----------

  TOTAL STOCKHOLDERS' EQUITY                        5,691        5,517               44,965
                                              -----------  -----------          -----------

  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                      $    12,093  $    17,493          $   152,599
                                              ===========  ===========          ===========

                                    -11 B-

 U.S DIAGNOSTICS LABS INC.
 -------------------------------------------------------------------------------

 PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 [IN THOUSANDS, EXCEPT PER SHARE DATA]
 [UNAUDITED]
 ------------------------------------------------------------------------------




                                                                                            HEIGHTS
                                                           SOUTH COAST     ALLEGHENY      IMAGING        DISC
                                                USDL       RADIOLOGISTS      GROUP         CENTER       IMAGING         R.O.C.

NET REVENUES                                 $      12,074  $       970  $      2,477  $       885   $      1,108  $     1,194

GENERAL AND ADMINISTRATIVE
  EXPENSES                                           7,558          660         1,424          516            793          994

INTEREST EXPENSE                                       693            2            10           59             29           20

DEPRECIATION AND AMORTIZATION                        1,304           46           116           68             27           42

OTHER [INCOME] EXPENSE                                  (2)          (7)           (3)          (3)           (15)         (12)

MINORITY INTEREST                                      184           --            --           --             55           73
                                             -------------  -----------  ------------  -----------   ------------  -----------

  INCOME BEFORE INCOME TAXES                         2,337          269           930          245            219           77

INCOME TAXES PRO FORMA                                 795          108           372           98             88           31
                                             -------------  -----------  ------------  -----------   ------------  -----------

  NET INCOME                                 $       1,542  $       161  $        558  $       147   $        131  $        46
                                             =============  ===========  ============  ===========   ============  ===========

EARNINGS PER COMMON SHARE:
  Primary                                                    .25
                                             ===================
  Fully Diluted                                              .16
                                             ===================

WEIGHTED AVERAGE NUMBER OF SHARES:
  Primary                                          6,218,847
                                             ===============
  Fully Diluted                                 17,491,361
                                             =============


                                     -12 A-

                              - TABLE CONTINUED -

                                                                              PRO FORMA
                                                                             AS ADJUSTED
                                                 U.S.       PRO FORMA         MARCH 31,
                                               IMAGING     ADJUSTMENTS         1 9 9 6

NET REVENUES                               $     2,882  $        --        $      21,590

GENERAL AND ADMINISTRATIVE
  EXPENSES                                       1,766         (550)  [E]         13,161

INTEREST EXPENSE                                   114        1,367   [D]          2,294

DEPRECIATION AND AMORTIZATION                      279          462   [C]          2,344

OTHER [INCOME] EXPENSE                              --           --                  (42)

MINORITY INTEREST                                   --           --                  312
                                           -----------  -----------        -------------

  INCOME BEFORE INCOME TAXES                       723       (1,279)               3,521

INCOME TAXES PRO FORMA                             256         (479)               1,269
                                           -----------  -----------        -------------

  NET INCOME                               $       467  $      (800)       $       2,252
                                           ===========  ===========        =============

EARNINGS PER COMMON SHARE:
  Primary                                                                                  .25
                                                                           ===================
  Fully Diluted                                                                            .17
                                                                           ===================

WEIGHTED AVERAGE NUMBER OF SHARES:
  Primary                                                                      8,851,847
                                                                           =============
  Fully Diluted                                                               25,152,741
                                                                           =============


                                     -12 A-

 U.S. DIAGNOSTIC LABS INC.
 NOTES TO THE UNAUDITED PRO FORM COMBINED CONDENSED FINANCIAL
 STATEMENTS
 -------------------------------------------------------------------------------


 [A] To record the probable acquisitions and the allocation of purchased cost to acquired assets at fair value and the resulting goodwill.

 [B] Adjusts for the elimination of common stock and retained earnings of the probable acquisitions.

 [C] Adjusts depreciation and amortization expense to properly reflect the allocation of the purchase price as required per purchase accounting for eachof the probable acquisitions.

 [D] Adjusts interest expense for notes to be issued in connection with the probable acquisitions and the $50 million convertible debentures.

 [E] Adjusts for the effects of the new employment contracts, radiologists' agreements, and management fee agreements pursuant to the probable acquisitions plus other identifiable elimination of certain expenses.

Item 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

      The Company did not commence operations until the completion of its first acquisition in October 1993. The acquisitions completed by the Company to date are as follows: (i) Havertown Medical Lab in October 1993, (ii) Computerized Medical Imaging in June 1994, (iii) Columbus Diagnostic Center in August 1994,
(iv) Alpha Laboratory in November 1994, (v) Morton Clinical Laboratory in December 1994, (vi) Santa Fe Imaging Center in January, 1995, (vii) Laborde Diagnostic Center in February 1995, effective January 2, 1995 (80% owned),
(viii) Community Radiology of Virginia in February 1995, (ix) Arrow Clinical Laboratories in March 1995, (x) Salisbury Imaging Center effective April 1995 (80% owned), (xi) Orange Park Diagnostic Center effective June 1995, (xii) San Francisco Magnetic Resonance Center in September 5, 1995, (xiii) Advanced Medical Imaging Center in October 1995, (xiv) Modesto Imaging Center effective September 1995, (xv) FutureCare Affiliates, Inc. in November 1995, (xvi) Radiation Oncology Centers, Inc. effective March 31, 1996 and (xvii) Heights Imaging Center effective June 1, 1996. The following acquisitions are expected to close in May and June 1996: (i) South Coast Radiologist, (ii) U.S. Imaging,
(iii) DISC Imaging and (iii) Allegheny Imaging. The Company's ability to meet its objective to become the leading network provider of imaging services is dependent to a large extent upon its continuing ability to consummate acquisitions of Imaging Centers and Therapy Centers and to increase revenues after completion of each acquisition.

      As a result of the acquisitions, the Company will have recorded approximately $35.4 million of goodwill and other intangibles on its pro forma balance sheet which will be amortized over varying periods of up to 20 years and will result in annual charges to income of approximately $2.5 million for the next two years and lesser amounts in future years. The Company recognized approximately $834,000 on a historical basis and approximately $2,000,000 on a pro forma basis of goodwill and other intangibles amortization in 1995 and approximately $192,000 in 1994. Future acquisitions will likely result in additional amortization charges.

      The Company's financial performance is substantially dependent upon its ability to integrate the operations of acquired Imaging Centers and Therapy Centers into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. In order to manage its planned continuing rapid growth, the Company will be required to hire additional management and implement new systems. Although to date the acquired entities have been operated by the Company on a profitable basis and successfully integrated into the Company, there can be no assurance that the Company will be able to successfully operate these and other operations that may be acquired in the future. Several potential acquisitions being considered by the Company are substantially larger than those acquired in the past, which will substantially increase revenues but may also pose additional operational issues. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected.

        Approximately 95% all of the Company's revenues are derived from third party payors. For 1995, the Company derived approximately 69% of its revenues from non-government payors and approximately 26% from government sponsored healthcare programs (principally, Medicare and Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with services providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk- shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

      The Company reports revenue at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future period as final settlements are determined. As a result, the Company does not have any significant bad debt expense.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

      Net patient revenue for the three months ended March 31, 1996 increased $7,275,422 from $4,798,153 to $12,073,575 as compared to the comparable 1995 period. Net income for the three months ended March 31, 1996 increased $994,664 from $597,774 to $1,542,438 as compared to 1995. The revenue increase reflects
(i) primarily the acquisition of nine Imaging Centers, which accounted for approximately $6.6 million of the increase, (ii) enhanced marketing efforts by the Company and (iii) recapture of certain Medicare business which former physician-owners were previously prohibited from referring to Imaging Centers until the sale of such Imaging Centers to the Company. The net income increase reflects the direct relationship of such acquisitions, the implementation of internal controls over administrative functions and the consolidation of administrative and accounting functions.

      Upon acquisition of an Imaging Center, the Company initiates a process to improve operating performance through the implementation of marketing programs and the consolidation of accounting and administrative functions. It generally requires three to six months for the benefits form such programs to be reflected in operating results. As a result, actual and pro forma results of operations for the three months ended March 31, 1996 do not fully reflect such benefits with respect to the acquisition of two Imaging Centers completed in late 1995.

      The Company's clinical laboratory operations have continued to experience intense competitive and pricing pressures since 1995 as a result of managed care and independent physician practice competition. Clinical laboratory revenues accounted for approximately $569,000 or 4.7% of the Company's revenues for the three months ended March 31, 1996 (2.6% on a pro forma basis). The Company has not been seeking additional clinical laboratory acquisitions.

      Selling, general and administrative expenses for the three months ended March 31, 1996 increased $3,995,617 from $3,561,891 in the 1995 period to $7,557,508 in the 1996 period, but declined as a percentage of net revenues from approximately 74.2% to 62.6%. The increase relates to (i) the increase in net revenues from the acquisitions described above, (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters and (iii) legal, accounting and other general expenses related to a public entity.

      Amortization resulting from the goodwill and other intangibles for the three months ended March 31, 1996 increased approximately $276,000 from $116,000 to $392,000 as compared to 1995. The increase was due to the acquisitions.

      Income tax expense for the three months ended March 31, 1996 increased $782,283 from $12,306 to $794,589 as compared to 1995. The increase relates to the increase in net income at applicable tax rates and the use of the Company's remaining net operating loss carryforwards in 1995.

      Primary earnings per share for the three months ended March 31, 1996 as compared to March 31,1995 increased from $0.15 to $0.25 on an additional 2,186,886 weighted average number of shares outstanding. Fully diluted earnings per share were $.15 on 17,491,361 weighted average number of shares outstanding.

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996.

      Pro forma results for the three months ended March 31, 1996 reflects operations as if all acquisitions had occurred on January 1, 1996. The Pro forma net patient revenue and expense reflect operations of South Coast Radiologists, Allegheny Imaging, Heights Imaging, DISC Imaging, Radiation Oncology and U.S. Imaging from January 1, 1996 to March 31,1996.

      Pro forma net patient revenues for the three months ended March 31, 1996 were approximately $21.590,000. Pro forma general and administrative expenses for the three months ended March 31, 1996 were approximately $13,161,000, pro forma interest expense was approximately $2,294,000 and pro forma depreciation and amortization was approximately $2,344,000. Pro forma net income for the three months ended March 31, 1996 was approximately $2,252,000 or $ .25 per primary share and $.17 per fully diluted share. The pro forma revenue increase reflects enhanced marketing efforts and the recapture of certain Medicare business which former physician-owners were previously prohibited from referring to Imaging Centers until the sale of such facility to the Company. The Company believes that had all the acquisitions included in the 1996 pro forma results actually been consummated prior to January 1, 1996, and the Company had implemented its marketing programs for the full year, revenue growth would have been higher than that set forth in the pro forma statement of operations. The pro forma increase in net income reflects the cost savings from (i) consolidating administrative and accounting controls, (ii) large purchase discounts, and (iii) other significant savings from finance, radiology and maintenance contract renegotiations.

      LIQUIDITY AND CAPITAL RESOURCES

      Prior to the Company's initial public offering ("IPO") in October 1994, the Company funded its activities primarily through a private placement of 613,680 shares of Common Stock which yielded net proceeds of approximately $1.1 million and an aggregate of $4.7 million ($4.2 million net) of bridge loans which were repaid upon the consummation of the IPO. The Company used approximately $4.59 million for acquisitions and approximately $800,000 for due diligence and professional fees related to acquisitions and working capital. The net proceeds of the IPO, after deducting underwriting discounts, commissions and other offering expenses, were approximately $6.8 million, of which $4.8 million was used to repay all of the outstanding bridge notes and accrued interest, and the balance of $2.0 million was used for acquisitions. In June 1995, the Company completed an $850,000 bridge financing, the net proceeds of which were approximately $725,000 and were utilized by the Company for an acquisition. The net proceeds of a secondary offering in August 1995, after deducting underwriting discounts, commissions and other offering expenses, were approximately $9.0 million, of which $875,000 were used to repay principal and accrued interest on the bridge notes and the balance for acquisitions.

      As of March 31, 1996, the Company had approximately $51.3 million in cash and cash equivalents and working capital of $54,832,454, primarily as a result of the offering of $50 million principal amount of 9% Subordinated Convertible Debentures Due 2003 (the "Debentures") through a Rule 144A offering. In May 1996, the Company received net proceeds of approximately $6.9 million from the exercise of the overallotment option on the offering of the Debentures. For the three months ended March 31, 1996, the Company generated approximately $47.0 million in cash. The Company generated $511,428 from operations primarily due to net income and non-cash amortization and generated $46,448,837 from financing activities, primarily from the Debentures offset by the repayment of notes and capital leases. The Company generally collects its receivables within 60 days, although, in accordance with industry practice, it keeps a large allowance for doubtful accounts (approximately one-third of gross receivables) as many third party payors do not reimburse for the full amount of bills.

      The Company expects to realize additional savings and revenue at the Imaging Centers it acquired in 1995 as a result of (i) further consolidation of billing and collections in 1996, and (ii) implementing a regional "Open-MRI" marketing program targeted towards print and television advertising in an effort to enhance patient referrals.

      The Company's facilities are generally cash flow positive from the date of acquisition, and as such the Company's capital needs primarily relate to the acquisition of additional facilities. Acquisitions will be funded through cash, notes, equity securities issued by the Company, or any combinations of the foregoing. The Company has used approximately $2.0 million of the proceeds from the Debentures for acquistions and intends to use an additional approximately $16 million within the next 30 days for additional acquisitions for a pending acquisition of four Imaging Centers in Pittsburgh, six in Houston and San Antonio, joint ventures to develop and operate Imaging Centers in Wilkes Barre, Pennsylvania and Nassau, Bahamas. The Company will use the remaining proceeds for future acquisitions and for working capital and general corporate purposes.

       At May 15, 1996, the Company has outstanding 4,199,049 Class A Warrants and 3,850,451 Class B Warrants. Each Class A Warrant entitles the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.25 at any time until October 20, 1999. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.00 at any time until October 20, 1999. The Class A and B Awarrants are subject to redemption in certain circumstances. In addition, the Company has outstanding
(i) Unit Purchase Options relating to 331,500 Units, each Unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant ("Units") held by the underwriter of the Company's public offerings, of which 170,000 have an exercise price of $7.25 per Unit and 161,500 have an exercise price of $7.82 per Unit, (ii) approximately 1.2 million other warrants with exercise prices ranging from $2.50 to $9.00, and (iii) 1,007,000 Stock Options with exercise prices ranging from $2.00 to $6.50. The Company is unable to predict the timing of the exercise of any of the above securities, although they are likely to be exercised at such time as the market price of the Common Stock is substantially above the exercise price of the Warrants, which will result in dilution to existing stockholders. Further, there can be no assurance that the Company will be able to effectively utilize the proceeds from any warrant exercises, which proceeds could be substantial.

      The Company has an unused line of credit of $1 million at the prime interest rate with a bank, and has been negotiating to increase the size of such line.

       As of March 31, 1996, the Company had an aggregate of approximately $19.8 million of notes payable, of which approximately $4.4 million are classified as current. Substantially all of these amounts relate to notes issued in connection with acquisitions and equipment purchases. At that date, the Company also had approximately $8.1 million of capital lease obligations, of which approximately $2.4 million are due in 1996. Substantially all of these obligations are related to equipment for the Company's Imaging Centers acquired pursuant to completed acquisitions. The Company's monthly payments for capitalized lease obligations aggregate approximately $200,000. The Company also pays aggregate annual rent of approximately $2.1 million for its 14 facilities. The Company has employment and consulting agreements with its executive officers and consultants providing for annual compensation of approximately $980,000 in 1996. The Company also has employment agreements with radiologists at its facilities who generally receive a percentage of net collected revenues at their center.

CHARGE TO INCOME IN THE EVENT OF RELEASE OF ESCROW SHARES

      In connection with the IPO, stockholders of the Company deposited the Escrow Shares, which will be released to such stockholders if the Company attains certain earnings before taxes of at least $14 million in 1996. In the event the 506,853 Escrow Shares beneficially owned by current officers, directors, employees or consultants of the Company are released from escrow, compensation expense will be recorded for financial reporting purposes for 1996 and such release will be deemed additional compensation expense of the Company. If incurred, such compensation expense for 1996 will likely be substantial and would have the effect of substantially reducing or eliminating reportable earnings. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholder's equity or its working capital and is not expected to have a material effect on the Company's operations, it may have a negative effect on the market price of the Company's securities.

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

 10.1     -   1993 Stock Option Plan(1)
 10.2     -   Asset Purchase Agreement among the Company, Columbus Diagnostic
              Center Inc. and Physicians  Diagnostic Associates of Columbus.
              L.P.(1)
 10.3     -   Amended Employment Agreement with Jeffrey Goffman(1)
 10.5     -   Employment Agreement with Robert Burke, M.D.(1)
 10.6     -   Form of Consulting Agreement with HPM Inc.(1)
 10.7     -   Consulting Agreement with MED LNC Inc.(1)
 10.8     -   Equipment Lease with Ventura Partners.(1)
 10.9     -   Form of Lease between the Company and Murry Goodman with respect to Phillips Point.(1)
 10.10    -   Lease between the Company and United Properties Co.(1)
 10.11    -   Asset purchase Agreement dates as of December 31, 1994 among the
              Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center
              Inc., a subsidiary of the Company. (2)
 10.12    -   Equipment Lease dated as of December 31, 1994 between Santa Fe
              Imaging Center Ltd.(1) and Santa Fe Imaging Center Inc., a
              subsidiary of the Company and the Company.(2)
 10.13    -   Property lease dated as of December 31, 1994 among Santa Fe
              Imaging Center, Ltd.(1) and Santa Fe Imaging Center Inc., a
              subsidiary of the Company and the Company.(2)
 10.14    -   Asset Purchase Agreement dated as of February 27, 1995 among the
              Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc.
              and CROV Acquisition Corp., a subsidiary of the Company.(3)
 10.15    -   Radiology Agreement dated as of February 27, 1995 between Stephen
              Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the
              Company.(3)
 10.16    -   Management Agreement dated as of February 27, 1995 among the
              Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc.
              and CROV Acquisition Corp., a subsidiary of the Company.(3)
 10.17    -   Escrow Agreement dated as of February 27, 1995 among the
              Company, Open Air MRI, Inc., Community Radiology, Inc. and CROV
              Acquisition Corp., a subsidiary of the Company.(3)
 10.18    -   Guaranty dated as of February 27, 1995 of the Company.(3)
 10.19    -   Stock Purchase Agreement dated as of February 15, 1995 among the
              Company, Laborde Diagnostic, Inc. and Jeffrey J. Laborde, M.D.(4)
 10.20    -   Employment Agreement dated as of February 15, 1995 among the
              Company, the Laborde Diagnostics, Inc. and Jeffrey J. Laborde,
              M.D.(4)
 10.21    -   1995 Long Term Incentive Plan(5)
 10.22    -   Consulting Agreement with Gordon Rausser(5)
 10.23    -   Consulting Agreement with Coyote Consulting(5)
 10.24    -   Consulting Agreement with Sawgrass Consulting(5)
 10.25    -   Asset Purchase Agreement dated as of October 10, 1995 among the
              Company, Central Alabama Medical Enterprises, Inc. and Advanced
              Medical Imaging Center, Inc., a subsidiary of the Company(6)
 10.26    -   Property Lease dated as of October 10, 1995 among the Company,
              Central Alabama Medical Enterprises, Inc. and Advanced Medical
              Imaging Center, Inc., a subsidiary of the Company(6)

 10.27    -   Employment Agreement dated as of August 1, 1995 between the
              Company and David Cohen(6)

 10.28    -   Employment Agreement dated as of January 1, 1996 between the
              Company and Todd Smith (7)

 10.29    -   Amendment to Employment Agreement of Jeffrey Goffman (7)

 10.30    -   Amendment to Employment Agreement of Robert Burke, M.D. (7)

 10.31    -   Amendment to Coyote Consulting Agreement (7)

 11       -   Earnings Per Share Calculation

 27       -   Financial Data Schedule

- - -----------

 (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)

 (2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.

 (3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.

 (4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.

 (5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536)

 (6) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995

 (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


         (b) The Company filed a Report on the Form 8-K during the three months ending March 31, 1996 dated March 29, 1996 with respect to the issuance pursuant to Rule 144A of the offering of up to $57,500,000 of 9% Subordinated Convertible Debentures Due 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             U.S. DIAGNOSTIC LABS INC.


Dated: May 15, 1996                   By:   /S/ JEFFREY A. GOFFMAN
                                            -------------------------
                                            Jeffrey A. Goffman
                                            Chairman and Chief
                                            Financial Officer