Form 10-Q
period 1996-06-30
U S DIAGNOSTIC LABS INC
filed 1996-08-14
CIK 911012

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
                              ---------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

                    Yes   X         No
                       --------       --------
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding at July 29, 1996:
             -----                          -----------------------------
      Common Stock, $.01 par value                   15,760,287 shares

                 Traditional Small Business Disclosure Format
                    Yes   X         No
                       --------       --------

                           U.S. DIAGNOSTIC LABS INC.

                             INDEX TO FORM 10-QSB



PART I. FINANCIAL INFORMATION                                               PAGE


Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of June 30, 1996
and December 31, 1995..........................................................3

Consolidated Condensed Statements of Operations for the Three  and Six
Months ended June 30, 1996 and 1995............................................5

Consolidated Condensed Statements of Shareholders' Equity
as of June 30, 1996 and December 31, 1995......................................6

Consolidated Condensed Statements of Cash Flows for the Six Months
ended June 30, 1996 and 1995...................................................8

Notes to Consolidated Condensed Financial Statements...........................9

Pro Forma Condensed Balance Sheet as of June 30, 1996.........................12

Pro Forma Condensed Statement of Operations for the
Three and Six Months ended June 30, 1996......................................13

Notes to Pro Forma Consolidated Condensed Financial Statements................15

Item 2. Managements Discussion and Analysis
          of Financial Condition and Results
          of Operations.......................................................16

Part II. OTHER INFORMATION

Item 5. Other Information ....................................................21
Item 6. Exhibits and Reports on Form 8-K......................................22

SIGNATURES....................................................................25

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                                                           JUNE 30,       DECEMBER 31,
                                                                           --------       ------------
                                                                              1996            1995
                                                                              ----            ----
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                      $       58,532,625  $     3,889,934
   Restricted Cash and Cash Equivalents                                           --          483,942
   Accounts Receivable[Net of Estimated Uncollectibles
     of $10,957,864 and $5,871,683, respectively]                         24,703,518       10,818,919
   Prepaid Expenses                                                        2,815,926          900,619
   Other Current Assets                                                      708,901          270,796
                                                                  ------------------  ---------------

   TOTAL CURRENT ASSETS                                                   86,760,970       16,364,210
                                                                  ------------------  ---------------

PROPERTY, PLANT AND EQUIPMENT - NET                                       38,876,601       22,550,884
                                                                  ------------------  ---------------

OTHER ASSETS:
   Other Assets                                                            1,715,764          371,196
   Deferred Charges - Net                                                  3,396,818               --
   Goodwill - Net                                                         44,093,269       12,941,462
   Other Intangibles - Net                                                 5,802,768        5,051,472
                                                                  ------------------  ---------------

   TOTAL OTHER ASSETS                                                     55,008,619       18,364,130
                                                                  ------------------  ---------------

   TOTAL ASSETS                                                   $      180,646,190  $    57,279,224
                                                                  ==================  ===============

See Notes to Consolidated Condensed Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------
CONSOLIDATED CONDENSED  BALANCE SHEETS
- ------------------------------------------------------------------------------

                                                                           JUNE 30,       DECEMBER 31,
                                                                           --------       ------------
                                                                              1996            1995
                                                                              ----            ----
LIABILITIES AND SHAREHOLDER'S EQUITY:
CURRENT LIABILITIES:
   Trade Accounts Payable                                         $        1,167,426  $     1,509,958
   Accrued Expenses and Other Current Liabilities                          3,244,919        1,889,200
   Income Taxes Payable                                                    2,370,146               --
   Short-Term Borrowings                                                          --          667,286
   Current Portion of Long-Term Debt                                       8,236,072        3,831,975
   Obligations Under Capital Leases - Current Portion                      1,826,006        2,519,982
                                                                  ------------------  ---------------

   TOTAL CURRENT LIABILITIES                                              16,844,569       10,418,401
                                                                  ------------------  ---------------

LONG-TERM LIABILITIES:
   Long-Term Debt - Net of Current Portion                                22,476,390       15,992,617
   Obligations Under Capital Leases - Net of Current Portion               3,447,764        5,072,018
   Convertible Debentures                                                 59,483,000               --
   Deferred Revenue                                                          374,899          423,500
   Deferred Income Taxes                                                     164,452          164,452
                                                                  ------------------  ---------------

   TOTAL LONG-TERM LIABILITIES                                            85,946,505       21,652,587
                                                                  ------------------  ---------------

   TOTAL LIABILITIES                                                     102,791,074       32,070,988
                                                                  ------------------  ---------------

MINORITY INTERESTS                                                         2,029,226          715,543
                                                                  ------------------  ---------------

COMMITMENTS                                                                       --               --

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value; Authorized
     5,000,000 Shares, None Issued                                                --               --

   Common Stock, $.01 Par Value; 50,000,000 Shares Authorized
    and 14,955,652 and 7,032,622 Shares Issued and
    Outstanding at June 30, 1996 and December 31, 1995, respectively.        149,556           70,326

   Additional Paid in Capital                                             69,356,066       22,953,590

   Retained Earnings                                                       7,096,549        2,495,678
                                                                  ------------------  ---------------
                                                                          76,602,171       25,519,594

   Less: Deferred Charges                                                   (776,281)      (1,026,901)
                                                                  ------------------  ---------------

   TOTAL SHAREHOLDERS' EQUITY                                             75,825,890       24,492,693
                                                                  ------------------  ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $      180,646,190  $    57,279,224
                                                                  ==================  ===============

See Notes to Consolidated Condensed Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
- ------------------------------------------------------------------------------

                                                Three Months Ended June 30,         Six Months Ended June 30,
                                        -----------------------------------         -------------------------
                                                      1996            1995             1996             1995
                                                      ----            ----             ----             ----
REVENUE [NET OF ALLOWANCES]                      $ 20,436,871    $  5,937,223    $ 36,362,446    $ 10,735,376
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Selling, General and Administrative           12,356,618       4,089,533      22,446,126       7,651,424
Expense
     Depreciation and Amortization Expense          2,372,139         593,607       4,097,348         989,713
                                                 ------------    ------------    ------------    ------------

      Total Operating Expenses                     14,728,757       4,683,140      26,543,474       8,641,137
                                                 ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                              5,708,114       1,254,083       9,818,972       2,094,239
                                                 ------------    ------------    ------------    ------------

OTHER INCOME [EXPENSE]:
       Interest Expense                            (2,049,372)       (201,298)     (2,854,361)       (395,205)
       Interest and Other Income                      506,367          18,657         605,865          44.855
                                                 ------------    ------------    ------------    ------------
       TOTAL OTHER [EXPENSE]                       (1,543,005)       (182,641)     (2,248,496)       (350,350)
                                                 ------------    ------------    ------------    ------------

        INCOME BEFORE TAXES AND MINORITY            4,165,109       1,071,442       7,570,476       1,743,889
INTEREST

MINORITY INTEREST IN CONSOLIDATED PARTNERSHIPS       (360,438)        (42,705)       (544,604)       (105,072)

INCOME TAX EXPENSE                                 (1,293,588)       (423,087)     (2,425,001)       (435,393)
                                                 ------------    ------------    ------------    ------------

         NET INCOME                              $  2,511,083    $    605,650    $  4,600,871    $  1,203,424
                                                 ============    ============    ============    ============

NET INCOME PER COMMON SHARE

                 Primary                         $        .21             .14             .54             .29
                                                          ===             ===             ===             ===
                 Fully Diluted                   $        .17             .14             .35             .29
                                                          ===             ===             ===             ===

    WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND COMMON STOCK EQUIVALENTS OUTSTANDING:
                    Primary                        16,058,343       4,229,761      10,492,494       4,130,861
                                                 ============    ============    ============    ============
                    Fully Diluted                  23,053,587       4,229,761      19,270,013       4,130,861
                                                 ============    ============    ============    ============


       See Notes to Consolidated Condensed Financial Statements

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------

                                    COMMON STOCK                       ADDITIONAL                                          TOTAL
                                    ------------                       ----------                                          -----
                                         NUMBER                         PAID-IN      DEFERRED      RETAINED           SHAREHOLDERS'
                                         ------                         -------      --------      --------           -------------
                                       OF SHARES        AMOUNT          CAPITAL       CHARGES      EARNINGS               EQUITY
                                       ---------        ------          -------       -------      --------               ------
Balance - December 31, 1994            4,078,560      $  40,786      $ 9,431,484  $  (599,275)   $  (834,953)         $  8,038,042

    50,000 Warrants at $2.00              50,000            500           99,500          ---             --               100,000

    Issuance of 200,000 Shares -
          LDC Acquisition                200,000          2,000          998,000           --             --             1,000,000

    Issuance of 87,313 Shares -
          CROV Acquisition                87,313            873          399,127           --             --               400,000

    Issuance of 50,000 Shares -
          Arrow Acquisition               50,000            500          249,500           --             --               250,000

    Issuance of 197,750 Shares -
          SIL Acquisition                197,750          1,977          536,023           --             --               538,000

    Issuance of 27,600 Shares to
          Unrelated Individuals           27,600            276          137,724     (138,000)            --                    --

      70,000 Warrants at $2.00            70,000            700          139,300           --             --               140,000

      Common Stock Issued in
          Connection with
          Secondary Offering           1,857,250         18,573        9,077,494           --             --             9,096,067

    Issuance of 80,000 Shares -
          OPDC Acquisition                80,000            800          399,200           --             --               400,000

    Issuance of 68,817 Shares -
          Future Care Acquisition         68,817            688          399,312           --             --               400,000

    Issuance of 150,000 Shares to
    Individual for Future Services       150,000          1,500          523,500     (525,000)            --                    --

    Warrants Exercised at Various        115,332          1,153          563,426           --             --               564,579
             Prices

    Deferred Charges Amortization             --             --               --      235,374             --               235,374

               Net Income                     --             --               --           --      3,330,631             3,330,631
                                       ---------      ---------      -----------  ------------   -----------          ------------
   BALANCE - DECEMBER 31, 1995         7,032,622      $  70,326      $22,953,590  $(1,026,901)   $ 2,495,678          $ 24,492,693
             FORWARD                   =========      =========      ===========  ============   ===========          ============


See Notes to Consolidated Condensed Financial Statements

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
- ------------------------------------------------------------------------------


                                              COMMON                     ADDITIONAL                                       TOTAL
                                              ------                     ----------                                       -----
                                             NUMBER OF                    PAID-IN        DEFERRED        RETAINED    SHAREHOLDERS'
                                             ---------                    -------        --------        --------    ------------
                                               SHARES         AMOUNT      CAPITAL         CHARGES        EARNINGS       EQUITY
                                               ------         ------      -------         -------        --------       ------
    BALANCE - DECEMBER 31, 1995
    FORWARDED                                 7,032,622   $     70,326   $ 22,953,590    $ (1,026,901)   $2 ,495,678   $ 24,492,693

    Warrants Exercised at Various
        Prices                                5,134,960         51,349     28,979,679            --             --       29,031,028

    Shares Issued in Connection
    with MIC Acquisition                         68,070            681        424,757            --             --          425,438

    Shares Issued in Connection
    with Prepayment of CMI
    Consulting Agreement                         93,000            930        580,320            --             --          581,250

    Shares Issued in Connection
    with SCR Acquisition                        206,000          2,060        822,970            --             --          825,030

    Shares Issued in Connection
    with U.S. Imaging Acquisition             1,671,000         16,710      6,990,000            --             --        7,006,710

     Shares Issued in Connection
     with Pittsburgh Acquisition                750,000          7,500      8,604,750            --             --        8,612,250

     Amortization of Deferred Charges              --             --             --           250,620           --          250,620

       Net Income                                  --             --             --              --        4,600,871      3,058,433
                                             ----------     ----------   ------------    -------------   -----------   ------------
BALANCE - JUNE 30, 1996                      14,955,652     $  149,556   $ 69,356,066    $   (776,281)   $ 7,096,549   $ 75,825,890
                                             ==========     ==========   ============    =============   ===========   ============

See Notes to Consolidated Condensed Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
- ------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED  JUNE  30,
                                                            1996             1995
                                                            ----             ----
NET CASH - OPERATING ACTIVITIES                        $  5,154,044    $    210,793
                                                       ------------    ------------
INVESTING ACTIVITIES:
Purchase of Property and Equipment                       (3,792,180)       (505,853)
Purchase of Intangible Assets                            (6,069,761)           --
Investment in Pending Acquisition                        (1,238,975)           --
Acquisition [Net of Cash Acquired]                      (28,486,919)     (1,330,000)


NET CASH - INVESTING ACTIVITIES                         (39,587,835)     (1,835,853)
                                                       ------------    ------------

FINANCING ACTIVITIES:
Proceeds From Convertible Debentures                     59,483,000            --
Repayments of Debt and Capital Lease Obligations         (4,026,547)     (2,714,067)
Proceeds from Borrowings                                  3,098,371       2,130,211
Common Stock Issued                                      30,037,716         100,000
Bridge Loans Proceeds                                          --           850,000
                                                       ------------    ------------

NET CASH - FINANCING ACTIVITIES                        $ 88,592,540         366,144
                                                       ------------    ------------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS     54,158,749      (1,258,916)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            4,373,876        (258,916)
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS - AT END OF PERIOD           $ 58,532,625    $  1,565,524
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest                                               $  1,419,305    $    393,643
Income Taxes                                           $       --      $       --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company issued $17,450,678 of common stock related to various acquisitions consummated in the six months ended June 30, 1996.

See Notes to Consolidated Condensed Financial Statements.

U.S. DIAGNOSTIC LABS INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

[1] In the opinion of U.S. Diagnostic Labs Inc. [the "Company"], the accompanying unaudited financial statements contain all adjustments [consisting of only normal accruals] necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months then ended.

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

[2] The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] Earnings per common share is computed under the "Modified Treasury Stock Method" whereby the adjusted net income for the periods is divided by the weighted average number of common shares and common stock equivalents outstanding. All dilutive stock options and warrants have been included as common stock equivalents in the computation of primary earnings per share. All dilutive stock options, warrants and convertible debt conversions have been included as common stock equivalents in the computation of earnings per common shared on a fully diluted basis.

[4] In April and May 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures Due 2003. The investment banking firm who acted as the agent in connection with the offering was issued 319,445 five-year warrants at $9.00. The Company used a portion of the proceeds during the quarter ended June 30, 1996 and the acquisitions in note 6 below. The Company plans to use the balance of the net proceeds of this issuance to fund pending and future acquisitions.

[5] The Company called for redemption on June 28, 1996, all of its outstanding redeemable Class A warrants. There were 2,120,034 warrants at an exercise price of $6.25, totaling $13,250,212 which proceeds were not received until July 11, 1996. The Company plans to use the proceeds from the redemption of the warrants to continue to pursue acquisitions.

[6] During the quarter ended June 30, 1996, the Company completed the acquisitions of the following outpatient diagnostic facilities:


Name                         Effective Date   Location               Business                Purchased Ownership %
- ----                         --------------   --------               --------                ---------------------
South Coast Radiologists          1/1/96      Coos Bay, OR           Multi-Modality Imaging         100%
Allegheny MRI (four centers)      4/1/96      Pittsburgh, PA         MRI                            100%
Heights Imaging Center            6/1/96      Haddon Height, NJ      Multi-Modality Imaging         100%
Radiation Oncology Centers        4/1/96      Modesto, CA            Radiation Therapy              50.1%
    (three centers)
U.S. Imaging (six centers)        1/1/96      Houston, TX            Multi-Modality Imaging         100%


   The Company financed these acquisitions with cash, notes, convertibles notes and common stock of the Company. These acquisitions were accounted for as asset or stock purchases with the excess purchase price over the value of the assets attributed to goodwill totaling approximately $32,000,000. The results of operations are included with that of the Company from the acquisition date onward.

   The South Coast Radiologists and U.S. Imaging acquisitions were retroactive to January 1, 1996 and therefore their operations are included in the entire six months ended June 30, 1996 and their operations from April 1, 1996 to June 30, 1996 are included in the three months ended June 30, 1996. The pro forma information presented below reflects the effect of their operations from January 1, 1996 to March 31, 1996 which were not included in the 10-QSB for the quarter ended March 31, 1996 since the conditions surrounding the retroactive adjustment were not known and did not exist at the time the March 31, 1996 10-QSB were filed.

   As of June 30, 1996 the Company had singed "Letters of Intent" to acquire the following five (5) businesses. Two (2) of these probable acquisitions have closed as of August 14, 1996.


Name                               Location                 Business               Purchased Ownership %
- ----                               --------                 --------               ---------------------
MediTek (15 centers)               South Florida            Multi-Modality Imaging         100%

LINC (3 centers)                   Southern California      MRI                            100%

Medical Marketing Development

       (4 centers)                 New York Area            Multi-Modality Imaging         100%

Medical Imaging Centers of
    America, Inc. (18 centers)     Southern California      MultiModality Imaging and
                                                            Fee for Service Contracts      100%

Quantum (8 centers)                Houston, TX              Multi-Modality Imaging          85%


    The Company intends to finance these acquisitions with cash, notes, convertible notes and common stock. These acquisitions will be accounted for as asset or stock purchases with the excess purchase price over the fair value of assets attributed to goodwill totaling approximately $47,000,000.

    The following pro forma (unaudited) combined results of operations are adjusted for the exercise of the outstanding "A" and "B" warrants, amortization of goodwill, non-compete convenants, and depreciation on assets acquired as though the acquisitions referred to herein occurred at the beginning of the periods presented.

                                         Six Months Ended   Three Months Ended
                                            June 30, 1996        June 30, 1996
                                            -------------        -------------

         Net Revenue                         $ 82,852,000          $42,384,000
                                             ============          ===========

         Net Income                         $   7,744,000          $ 4,338,000
                                            =============          ===========

         Primary Earnings per Share                  $.70                 $.29
                                                    =====                =====

         Fully Diluted Earnings per Share            $.43                 $.23
                                                    =====                =====

U.S. DIAGNOSTIC LABS INC.
- ------------------------------------------------------------------------------

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

         The following unaudited pro forma combined condensed balance sheet as of June 30, 1996 and the unaudited pro forma combined condensed statements of operations for the six months and three months ended June 30, 1996 have been prepared to reflect the probable acquisitions to be consummated during the third quarter of 1996 giving effect to the transaction under the purchase method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The unaudited pro forma combined condensed statements of operations for the six and three months ended June 30, 1996 were prepared as if all transactions had occurred on January 1, 1996 (for the six months ended June 30, 1996) and April 1, 1996 (for three months ended June 30, 1996). The unaudited pro forma combined condensed balance sheet as of June 30, 1996 has been prepared as if the probable acquisitions had occurred as of that date.

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

                           U.S. DIAGNOSTIC LABS INC.

 PRO FORMA COMBINED CONDENSED BALANCE SHEET AS OF JUNE 30, 1996 [IN THOUSANDS]
                                  [UNAUDITED]

                                             USDL         MediTek        LINC
                                        -------------  ------------ -----------
Assets:
Current Assets:
Cash and Cash Equivalents                $    58,533    $      713   $      162
Accounts Receivable - Net                     24,704         2,758        1,664
Other Current Assets                           3,525         1,006           22
                                        -------------  ------------ -----------

Total Current Assets                          86,762         4,477        1,848
                                        -------------  ------------ -----------

Property and Equipment - Net                  38,877         4,669          144
                                        -------------  ------------ -----------

Other Assets:
Other Assets                                   5,112         2,344           23
Goodwill - Net                                44,093        11,144          244
Covenant Not-to-compete - Net                  2,667             -            -
Other Intangibles - Net                        3,136             -            -
                                        -------------  ------------ -----------


  Total Other Assets                          55,008        13,488          267
                                        -------------  ------------ -----------

  Total Assets                               180,647        22,634        2,259
                                        =============  ============ ===========

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable                               1,168           919          108
Accrued Expenses                               5,615           951        1,201
Notes Payable                                  8,236           780          327
Obligations under Capital Leases               1,826             -          141
                                        -------------  ------------ -----------

  Total Current Liabilities:                  16,845         2,650        1,777
                                        -------------  ------------ -----------

Long-Term Liabilities:
Notes Payable                                 22,476         3,359            -
Obligations under Capital Leases               3,448             -            -
Convertible Debentures                        59,483             -            -
Deferred Revenue                                 375             -           38
Deferred Income Taxes                            164           565            -
                                        -------------  ------------ -----------

  Total Long-Term Liabilities                 85,946         3,924           38
                                        -------------  ------------ -----------

Minority Interests                             2,029           119            -
                                        -------------  ------------ -----------

Shareholders' Equity:
Common Stock                                     150             -            3

Additional Paid-in Capital                    69,356        17,398            -

Retained Earnings (Deficit)                    7,097        (1,457)         441
                                        -------------  ------------ -----------

Totals                                        76,603        15,941          444
Less: Deferred Charges                          (776)            -            -
                                        -------------  ------------ -----------

  Total Shareholders' Equity                  75,827        15,941          444
                                        -------------  ------------ -----------
  Total Liabilities and Shareholders'
     Equity                              $   180,647    $   22,634   $    2,259
                                        =============  ============ ===========






                 (THE FOLLOWING TABLE WAS RESTUBBED FROM ABOVE)


                                       Medical
                                      Marketing       Quantum          MICA
                                     ------------  --------------  ------------
Assets:
Current Assets:
Cash and Cash Equivalents             $      202       $     215    $    4,696
Accounts Receivable - Net                  3,043           6,820         7,930
Other Current Assets                         172               -           638
                                     ------------   -------------  ------------

Total Current Assets                       3,417           7,035        13,264
                                     ------------   -------------  ------------

Property and Equipment - Net               6,541           2,138        13,739
                                     ------------   -------------  ------------

Other Assets:
Other Assets                                 218              64         2,264
Goodwill - Net                                 -               -             -
Covenant Not-to-compete - Net                  -               -             -
Other Intangibles - Net                      189               -           830
                                     ------------   -------------  ------------


  Total Other Assets                         407              64         3,094
                                     ------------   -------------  ------------

  Total Assets                            10,365           9,237        30,097
                                     ============   =============  ============

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable                             903             330         1,268
Accrued Expenses                               6               -         2,805
Notes Payable                                128           1,282         5,427
Obligations under Capital Leases           1,926               -             -
                                     ------------   -------------  ------------

  Total Current Liabilities:               2,963           1,612         9,500
                                     ------------   -------------  ------------

Long-Term Liabilities:
Notes Payable                                368           1,503         8,361
Obligations under Capital Leases           2,250               -             -
Convertible Debentures                         -               -         5,400
Deferred Revenue                               -               -             -
Deferred Income Taxes                         37               -             -
                                     ------------   -------------  ------------

  Total Long-Term Liabilities              2,655           1,503        13,761
                                     ------------   -------------  ------------

Minority Interests                             -               -         1,053
                                     ------------   -------------  ------------

Shareholders' Equity:
Common Stock                                                   -        55,995

Additional Paid-in Capital                 4,747               -             -

Retained Earnings (Deficit)                    -           6,122       (50,212)
                                     ------------   -------------  ------------

Totals                                     4,747           6,122         5,783
Less: Deferred Charges                         -               -             -
                                     ------------   -------------  ------------

  Total Shareholders' Equity               4,747           6,122         5,783
                                     ------------   -------------  ------------
  Total Liabilities and Shareholders'
     Equity                           $   10,365       $   9,237    $   30,097
                                     ============   =============  ============






                 (THE FOLLOWING TABLE WAS RESTUBBED FROM ABOVE)

                                                                    Pro Forma
                                             Pro Forma             As Adjusted
                                            Adjustments           June 30,1996
                                        ----------------------   --------------
Assets:
Current Assets:
Cash and Cash Equivalents                $    8,443 [A],[B],[C]    $    72,964
Accounts Receivable - Net                    (1,664)[B]                 45,255
Other Current Assets                            (22)[B]                  5,341
                                        ------------              -------------

Total Current Assets                          6,757                    123,560
                                        ------------              -------------

Property and Equipment - Net                  6,656 [C]                 72,764
                                        ------------              -------------

Other Assets:
Other Assets                                    (23)[B]                 10,002
Goodwill - Net                               46,527 [C]                102,008
Covenant Not-to-compete - Net                                            2,667
Other Intangibles - Net                                                  4,155
                                        ------------              -------------


  Total Other Assets                         46,504                    118,832
                                        ------------              -------------

  Total Assets                               59,917                    315,156
                                        ============              =============

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable                               (108)[B]                  4,588
Accrued Expenses                             (1,201)[B]                  9,377
Notes Payable                                  (327)[B]                 15,853
Obligations under Capital Leases               (141)[B]                  3,752
                                        ------------              -------------

  Total Current Liabilities:                 (1,777)                    33,570
                                        ------------              -------------

Long-Term Liabilities:
Notes Payable                                 2,500 [D]                 38,567
Obligations under Capital Leases                                         5,698
Convertible Debentures                       10,000 [D]                 74,883
Deferred Revenue                                (38)[B]                    375
Deferred Income Taxes                                                      766
                                        ------------              -------------

  Total Long-Term Liabilities                12,462                    120,289
                                        ------------              -------------

Minority Interests                              918 [I]                  4,119
                                        ------------              -------------

Shareholders' Equity:
Common Stock                                (55,892)[A],[C],[E]            256

Additional Paid-in Capital                   59,100 [A],[C],[E]        150,601

Retained Earnings (Deficit)                  45,106 [E]                  7,097
                                        ------------              -------------

Totals                                       48,314                    157,954
Less: Deferred Charges                            -                       (776)
                                        ------------              -------------

  Total Shareholders' Equity                 48,314                    157,178
                                        ------------              -------------
  Total Liabilities and Shareholders'
     Equity                              $   59,917                $   315,156
                                        ============              =============

                                      -12-

US DIAGNOSTIC LABS INC.
- ------------------------------------------------------------

PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 1996 [IN THOUSANDS, EXCEPT PER SHARE DATA]
[UNAUDITED]
- ------------------------------------------------------------




                                                                ALLEGHENY                          HEIGHTS
                                                                  GROUP            R.O.C.       IMAGING CENTER
                                               USDA           APRIL 1, 1996    APRIL 1, 1996      JUNE 1, 1996
                                               ----             --------          --------        --------
NET REVENUES                                    $36,362          $2,477           $1,194            $1,498

GENERAL AND ADMINISTRATIVE
    EXPENSES                                     22,446           1,424              994               909

INTEREST EXPENSE                                  2,854              10               20                97

DEPRECIATION AND AMORTIZATION                     4,097             116               42               113

PROVISION FOR BAD DEBTS                               -               -                -                 -

OTHER [INCOME] EXPENSE                             (551)             (3)             (12)               (4)

MINORITY INTERESTS                                  545               -               73                 -
                                            ------------   -------------     ------------      ------------

    INCOME BEFORE INCOME TAXES                    6,971             930               77               383

INCOME TAXES PRO FORMA                            2,370             372               31               153
                                            ------------   -------------     ------------      ------------

    INCOME BEFORE EXTRAORDINARY ITEM              4,601             558               46               230
                                            ------------   -------------     ------------      ------------

EXTRAORDINARY ITEM - [NET OF TAX EFFECT]              -               -                -                 -
                                            ------------   -------------     ------------      ------------

NET INCOME                                       $4,601            $558              $46              $230
                                            ============   =============     ============      ============


EARNINGS PER COMMON SHARE:
    Primary                                       $0.54
                                            ============
    Fully Diluted                                 $0.35
                                            ============

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary                                  10,492,494
                                            ============
    Fully Diluted                            19,270,013
                                            ============






                 (THE FOLLOWING TABLE WAS RESTUBBED FROM ABOVE)




                                                                                                                       PRO FORMA
                                                                   MEDICAL                              PRO FORMA     AS ADJUSTED
                                            MEDITEK       LINC    MARKETING     QUANTUM      MICA      ADJUSTMENTS   JUNE 30, 1996
                                            -------       ----    ---------     -------      ----      -----------    ------------

NET REVENUES                              $9,946     $2,019        $4,553      $6,354      $18,449                     $82,852

GENERAL AND ADMINISTRATIVE
    EXPENSES                               8,895      1,764         3,589       3,540       12,638       (1,550)[F]     54,649

INTEREST EXPENSE                              83          4             -         206        1,018        1,866 [G]      6,158

DEPRECIATION AND AMORTIZATION                  -         63             -         451        3,433        1,444 [H]      9,759

PROVISION FOR BAD DEBTS                        -          -             -           -          272                         272

OTHER [INCOME] EXPENSE                       (14)        (7)           48           -         (210)                       (753)

MINORITY INTERESTS                           236          -             -           -           36          323 [I]      1,213
                                          -------   --------    ----------   ---------    ---------   ----------    -----------

    INCOME BEFORE INCOME TAXES               746        195           916       2,157        1,262       (2,083)        11,554

INCOME TAXES PRO FORMA                       298         59           366         863           45         (365)         4,192
                                          -------   --------    ----------   ---------    ---------   ----------    -----------

    INCOME BEFORE EXTRAORDINARY ITEM         448        136           550       1,294        1,217       (1,718)         7,362
                                          -------   --------    ----------   ---------    ---------   ----------    -----------

EXTRAORDINARY ITEM - [NET OF TAX EFFECT]       -          -             -           -          382                         382
                                          -------   --------    ----------   ---------    ---------   ----------    -----------

NET INCOME                                  $448       $136          $550      $1,294       $1,599      ($1,718)        $7,744
                                          =======   ========    ==========   =========    =========   ==========    ===========


EARNINGS PER COMMON SHARE:
    Primary                                                                                                              $0.70
                                                                                                                    ===========
    Fully Diluted                                                                                                        $0.43
                                                                                                                    ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary                                                                                                         12,539,924
                                                                                                                    ===========
    Fully Diluted                                                                                                   25,728,969
                                                                                                                    ===========


USDL's operations include the operations of Allegheny, ROC, and Heights Imaging from the acquisition dates (April 1, 1996, April 1, 1996, and June 1, 1996, respectively) onward

US DIAGNOSTIC LABS INC.
- ------------------------------------------

PRO FORMA COMBINED CONDENSED STATEMENT OF
OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1996 [IN THOUSANDS, EXCEPT PER SHARE DATA]
[UNAUDITED]
- ------------------------------------------



                                                          HEIGHTS
                                                       IMAGING CENTER                           MEDICAL
                                            USDL        JUNE 1, 1996   MEDITEK       LINC      MARKETING
                                            ----        ------------   -------       ----      ---------

NET REVENUES                              $20,436           $613      $5,851        $1,034       $2,277

GENERAL AND ADMINISTRATIVE
    EXPENSES                               12,356            393       5,236           890        1,795

INTEREST EXPENSE                            2,049             38          54             2            -

DEPRECIATION AND AMORTIZATION               2,372             45           -            31            -

PROVISION FOR BAD DEBTS                         -              -           -             -            -

OTHER [INCOME] EXPENSE                       (507)            (1)          3            (4)          24

MINORITY INTERESTS                            361              -         152             -            -
                                         ---------      ---------   ---------    ----------   ----------

    INCOME BEFORE INCOME TAXES              3,805            138         406           115          458

INCOME TAXES PRO FORMA                      1,294             55         162            35          183
                                         ---------      ---------   ---------    ----------   ----------

    INCOME BEFORE EXTRAORDINARY ITEM        2,511             83         244            80          275
                                         ---------      ---------   ---------    ----------   ----------

EXTRAORDINARY ITEM - [NET OF TAX EFFECT]        -              -           -             -            -
                                         ---------      ---------   ---------    ----------   ----------

NET INCOME                                 $2,511            $83        $244           $80         $275
                                         =========      =========   =========    ==========   ==========


EARNINGS PER COMMON SHARE:
    Primary                                 $0.21
                                         =========
    Fully Diluted                           $0.17
                                         =========

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary                            16,058,343
                                       ===========
    Fully Diluted                      23,053,587
                                       ===========



USDL's operations include the operations of Heights Imaging from the acquisition date (June 1, 1996) onward





                 (THE FOLLOWING TABLE WAS RESTUBBED FROM ABOVE)



                                                                                                  PRO FORMA AS
                                                                                 PRO FORMA          ADJUSTED
                                               QUANTUM          MICA            ADJUSTMENTS      JUNE 30, 1996
                                               -------          ----            -----------      -------------

NET REVENUES                                   $3,177           $8,996                             $42,384

GENERAL AND ADMINISTRATIVE
    EXPENSES                                    1,770            5,528             (525) [F]        27,443

INTEREST EXPENSE                                  103              458              223  [G]         2,927

DEPRECIATION AND AMORTIZATION                     226            1,656              602  [H]         4,932

PROVISION FOR BAD DEBTS                             -              149                                 149

OTHER [INCOME] EXPENSE                              -              (82)                               (567)

MINORITY INTERESTS                                  -              (45)             162                630
                                            ----------      -----------      -----------        -----------

    INCOME BEFORE INCOME TAXES                  1,078            1,332             (462)             6,870

INCOME TAXES PRO FORMA                            431               45              327              2,532
                                            ----------      -----------      -----------        -----------

    INCOME BEFORE EXTRAORDINARY ITEM              647            1,287             (789)             4,338
                                            ----------      -----------      -----------        -----------

EXTRAORDINARY ITEM - (NET OF TAX EFFECT)            -                -                                   0
                                            ----------      -----------      -----------        -----------

NET INCOME                                       $647           $1,287            ($789)            $4,338
                                            ==========      ===========      ===========        ===========


EARNINGS PER COMMON SHARE:
    Primary                                                                                          $0.29
                                                                                                ===========
    Fully Diluted                                                                                    $0.23
                                                                                                ===========

WEIGHTED AVERAGE NUMBER OF SHARES:
    Primary                                                                                     17,935,400
                                                                                                ===========
    Fully Diluted                                                                               26,013,725
                                                                                                ===========

USDL's operations include the operations of Heights Imaging from the acquisition date (June 1, 1996) onward

U.S. DIAGNOSTIC LABS INC.
- ------------------------------------------------------------------------------

NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


[A] Assumes conversion of remaining B warrants resulting in approximately $63 million of additional cash available to consummate the pending acquisitions which will require approximately $55 million.

[B] To eliminate assets and liabilities not being acquired or assumed.

[C] Assumes the allocation of purchased cost to acquired assets at fair value and the resulting goodwill from the probable acquisitions.

[D] Assumes the issuance of $2.5 million in notes and $10 million in convertible notes for the probable acquisitions.

[E] Adjusts for the elimination of common stock, additional paid-in capital and retained earnings of the probable acquisitions.

[F] Adjusts for the effects of the new employment contracts, radiologists' agreements, and management fee agreements pursuant to the acquisitions plus other identifiable elimination of certain expenses.

[G] Adjusts interest expense due to the issuance of the notes in connection with the acquisitions.

[H] Adjusts amortization expense to properly reflect the allocation of the purchase price as required per purchase accounting for each of the acquisitions.

[I] Adjusts for the minority interest on one of the acquisitions.

Item 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        -----------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

                             RESULTS OF OPERATIONS

OVERVIEW

      The Company did not commence operations until the completion of its first acquisition in October 1993. The acquisitions completed by the Company to date are as follows: (i) Havertown Medical Lab in October 1993, (ii) Computerized Medical Imaging in June 1994, (iii) Columbus Diagnostic Center in August 1994, (iv) Alpha Laboratory in November 1994, (v) Morton Clinical Laboratory in December 1994, (vi) Santa Fe Imaging Center in January, 1995,
(vii) Laborde Diagnostic Center in February 1995, effective January 2, 1995 (80% owned), (viii) Community Radiology of Virginia in February 1995, (ix) Arrow Clinical Laboratories in March 1995, (x) Salisbury Imaging Center effective April 1995 (80% owned), (xi) Orange Park Diagnostic Center effective June 1995, (xii) San Francisco Magnetic Resonance Center in September 5, 1995,
(xiii) Advanced Medical Imaging Center in October 1995, (xiv) Modesto Imaging Center effective September 1995, (xv) FutureCare Affiliates, Inc. in November 1995, (xvi) Radiation Oncology Centers, Inc. effective April 1, 1996, (xvii) Heights Imaging Center effective June 1, 1996, (xviii) South Coast Radiologists effective January 1, 1996, (xix) U.S. Imaging effective January 1, 1996, (xx) Allegheny Imaging effective April 1, 1996, (xxi) MediTek Health Corporation effective July 1, 1996, (xxii) OwnerDiagnostics effective June 30, 1996, (xxiii) Ft. Lauderdale Regional MR Center effective July 1, 1996 and
(xxiv) LINC Medical Imaging effective August 1, 1996. In addition, the Company entered into an agreement to divest its clinical laboratory operations in August 1996. The Company's ability to meet its objective to become the leading network provider of imaging services is dependent to a large extent upon its continuing ability to consummate acquisitions of imaging centers and therapy centers and to increase revenues after completion of each acquisition.

      As a result of the acquisitions, the Company will have recorded approximately $108.8 million of goodwill and other intangibles on its pro forma balance sheet which will be amortized over varying periods of up to 20 years and will result in annual charges to income of approximately $10.9 million for the next two years and lesser amounts in future years. The Company recognized approximately $834,000 on a historical basis and approximately $2,000,000 on a pro forma basis of goodwill and other intangibles amortization in 1995 and $1,494,000 and $3,318,000 for the six months ended June 30, 1996. Future acquisitions will likely result in additional amortization charges.

      The Company's financial performance is substantially dependent upon its ability to integrate the operations of acquired imaging centers and therapy centers into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. In order to manage its planned continuing rapid growth, the Company has recently hired additional management and is in the process of implementing new information and billing systems. Although to date the acquired entities have been operated by the Company on a profitable basis and successfully integrated into the Company, there can be no assurance that the Company will be able to successfully operate these and other operations that may be acquired in the future. Several potential acquisitions being considered by the Company are substantially larger than those acquired in the past, which will substantially increase revenues but may also pose additional operational issues. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected.

      Approximately 95% all of the Company's revenues are derived from third party payors. For the six months ended June 30, 1996, the Company derived approximately 69% of its revenues from non-government payors and approximately 26% from government sponsored healthcare programs (principally, Medicare and Medicaid). The

Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with services providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

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

      Statements in this Form 10-QSB that are not descriptions of historical factare forward-looking statements that are subject to risks and uncertainties.Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's SEC filings under "Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

      Net patient revenue for the three months ended June 30, 1996 increased $14,499,648 from $5,937,223 to $20,436,871 as compared to the comparable 1995 period. Net income for the three months ended June 30, 1996 increased $1,905,433 from $605,650 to $2,511,083 as compared to the 1995 period. The revenue increase reflects (i) primarily the acquisition of nine imaging centers, which accounted for approximately $7.2 million of the increase, (ii) enhanced marketing efforts by the Company and (iii) recapture of certain Medicare business which former physician-owners were previously prohibited from referring to imaging centers until the sale of such imaging centers to the Company. The net income increase reflects the direct relationship of such acquisitions, the implementation of internal controls over administrative functions and the consolidation of administrative and accounting functions.

      Net patient revenue for the six months ended June 30, 1996 increased $25,627,070 from $10,735,376 to $36,362,446 as compared to the comparable 1995 period. Net income for the six months ended June 30, 1996 increased $3,397,447 from $1,203,424 to $4,600,871. The revenue increase reflects the acquisition of 15 imaging centers, which accounted for $11.2 million of the increase. Revenues for centers owned as of January 1, 1995 increased by an average of 7% on a same center basis for the six months ended June 30, 1996 compared to the 1995 period.

      Upon acquisition of an imaging center, the Company initiates a process to improve operating performance through the implementation of marketing programs and the consolidation of accounting and administrative functions. It generally requires three to six months for the benefits from such programs to be reflected in operating results. As a result, actual and pro forma results of operations for the three and six months ended June 30, 1996 do not fully reflect such benefits with respect to the integration of the recent acquisitions.

      The Company's clinical laboratory operations continued to experience intense competitive and pricing pressures in 1996 as a result of managed care and independent physician practice competition. Clinical laboratory revenues accounted for approximately $593,000 or 2.9% of the Company's revenues for the three months ended June 30, 1996
(1.4% on a pro forma basis) and $1,162,000 or 3.2% for the six months ended
June 30, 1996 (1.4% on a pro forma basis). In August 1996, the Company entered into an agreement to sell its clinical laboratory operations for preferred stock of the buyer having a value approximately equal to the Company's book value. Accordingly the Company does not expect to recognize gain or loss at this time.

      Selling, general and administrative expenses for the three months ended June 30, 1996 increased $8,267,085 from $4,089,533 in the 1995 period to
$12,356,618 in the 1996 period, but declined as a percentage of net revenues from approximately 68.9% to 60.5%. Selling, general and administrative expenses for the six months ended June 30, 1996 increased $14,794,702 from $7,651,424 in the 1996 period to $22,446,126 in the 1995 period, but declined as a percentage of net revenues from approximately 71.3% to 61.7%. The increases relate to (i) the increase in operating expenses of the Company as a result of the acquisitions described above, and (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters.

      Amortization resulting from the goodwill and other intangibles for the three months ended June 30, 1996 increased approximately $944,000 from $158,000 to $1,102,000 as compared to 1995. Amortization resulting from the goodwill and other intangibles for the six months ended June 30, 1996 increased approximately $1,220,000 from $274,000 to $1,494,000 as compared to 1995. The increases were due to the acquisitions.

      Income tax expense for the three months ended June 30, 1996 increased $870,501 from $423,087 to $1,293,588 as compared to 1995 end for the six months ended June 30, 1996 increased $1,989,608 from $435,393 to $2,425,001 as compared to 1995. The increases relate to the increase in net income at applicable tax rates and the use of the Company's remaining net operating loss carryforwards in 1995.

      Primary earnings per share for the three months ended June 30, 1996 as compared to June 30,1995 increased from $0.14 to $.21 on an additional 11,828,582 weighted average number of shares outstanding. Fully diluted earnings per share were $.17 on 23,053,587 weighted average number of shares outstanding.

      Primary earnings per share for the six months ended June 30, 1996 as compared to June 30, 1995 increased from $.29 to $.54 on an additional 6,361,633 weighted average number of shares outstanding. Fully diluted earnings per share were $.35 on 19,270,013 weighted average number of shares outstanding.

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
1996.

      Pro forma results for the three and six months ended June 30, 1996 reflect operations as if all acquisitions had occurred on January 1, 1996. The pro forma net patient revenues and expenses reflect operations of Allegheny Imaging from January 1, 1996 to March 31, 1996, Heights Imaging from January 1, 1996 to May 31, 1996. Radiation Oncology from January 1, 1996 to March 31,
1996 and MediTek Health Corporation, LINC, Medical Marketing, Quantum and MICA from January 1, 1996 to June 30,1996.

      Pro forma net patient revenues for the three months ended June 30, 1996 were approximately $42,384,000. Pro forma general and administrative expenses for the three months ended June 30, 1996 were approximately $27,443,000, pro forma interest expense was approximately $2,927,000 and pro forma depreciation and amortization was approximately $4,932,000. Pro forma net income for the three months ended June 30, 1996 was approximately $4,338,000 or $ .29 per primary share and $.23 per fully diluted share. The pro forma revenue increase reflects enhanced marketing efforts, the addition of new equipment and modalities and the recapture of certain Medicare business which former physician-owners were previously prohibited from referring to imaging centers until the sale of such facility to the Company. The Company believes that had all the acquisitions included in the 1996 pro forma results actually been consummated prior to January 1, 1996, and the Company had implemented its marketing programs for the full year, revenue would have been higher than that set forth in the pro forma statement of operations. The pro forma net income does not reflect any cost savings from
(i) consolidating administrative and accounting controls, (ii) large purchase discounts, and (iii) other significant savings from finance, radiology and maintenance contract renegotiations.

      Pro forma net patient revenues for the six months ended June 30, 1996 were approximately $82,852,000. Pro forma general and administrative expenses for the six months ended June 30, 1996 were approximately $54,649,000, pro forma interest expense was approximately $6,158,000 and pro forma depreciation and amortization was approximately $9,759,000. Pro forma net revenue for the six months ended June 30, 1996 was approximately $7,744,000 or $.70 per primary share and $.43 per fully diluted.

      LIQUIDITY AND CAPITAL RESOURCES

      Through December 31, 1995, the Company raised an aggregate of approximately $21.9 million through private placements, its initial public offering in October 1994 and a secondary offering in August 1995, substantially all of which was used for acquisitions and working capital.

      As of June 30, 1996, the Company had approximately $58,533,000 in cash and cash equivalents and working capital of $69,916,401, primarily as a result of the offering of $57.5 million principal amount of 9% Subordinated Convertible Debentures Due 2003 (the "Debentures") through a Rule 144A offering in April and May 1996, which generated net proceeds of $53 million, as well as the exercise of all of the Class A Warrants and other outstanding warrants, which generated net proceeds of $26 million. In addition, effective July 31, 1996, substantially all of the Company's Class B Warrants were exercised as a result of a warrant redemption, generating additional net proceeds of approximately $63 million subsequent to June 30, 1996. As a result, at July 31, 1996, the Company had cash of approximately $100 million, of which approximately $56 million was expected to be used for the MICA, MMD and Quantum transactions. The Company will use the remaining proceeds for future acquisitions and for working capital and general corporate purposes. There can be no assurance that the Company will be able to effectively utilize all of such cash.

      For the six months ended June 30, 1996, the Company generated approximately $54.2 million in cash. The Company generated $5,154,044 from operations primarily due to net income and non-cash amortization and generated $88,592,540 from financing activities, primarily from the Debentures, offset by the repayment of notes and capital leases and exercise of the warrants, and used $39,587,835 in investing activities, which were primarily acquisitions and equipment purchases. The Company generally collects its receivables within 60 days, although, in accordance with industry practice, it keeps a large allowance for contractual adjustments and doubtful accounts (approximately one-third of gross receivables) as many third party payors do not reimburse for the full amount of bills.

      The Company expects to realize additional savings and revenue at the imaging centers it acquired in 1996 as a result of (i) further consolidation of billing and collections in 1996, and (ii) implementing a regional "Open-MRI" marketing program targeted towards print and television advertising in an effort to enhance patient referrals.

      The Company's facilities are generally cash flow positive from the date of acquisition, and as such the Company's capital needs primarily relate to the acquisition of additional facilities. Acquisitions will be funded through cash, notes, equity securities issued by the Company, or any combinations of the foregoing.

      The Company has an unused line of credit of $15 million at the prime interest rate with a bank.

      As of June 30, 1996, the Company had an aggregate of approximately
$30.7 million of notes payable, of which approximately $8.2 million are classified as current. Substantially all of these amounts relate to notes issued in connection with acquisitions and equipment purchases. At that date, the Company also had approximately $5.3 million of capital lease obligations, of which approximately $1.8 million are due in 1996. Substantially all of these obligations are related to equipment for the Company's imaging centers acquired pursuant to completed acquisitions. The Company's monthly payments for capitalized lease obligations now aggregate approximately $191,000. The Company also pays aggregate annual rent of approximately $3.7 million for its 31 facilities. The Company has employment and consulting agreements with its executive officers and consultants providing for annual compensation of approximately $2 million in 1996. The Company also has employment agreements with radiologists at its facilities who generally receive a percentage of net collected revenues at their center.

ESCROW SHARES

      In connection with the initial public offering, stockholders of the Company deposited the Escrow Shares, which will be released to such stockholders if the Company attains certain earnings before taxes in 1996. As a result of the issuance of approximately 12.3 million shares of Common Stock through the exercise of the Class A and Class B Warrants, the earnings target for the release of such shares is now over $40 million for 1996. Based on results of operations for the first six months of 1996, the Company believes that such earnings will not be attained. Accordingly, such 1,152,000 shares are likely to be canceled effective December 31, 1996 and contributed to capital, which will not have any effect on the Company's earnings.

                                    PART II

Item 5.    OTHER INFORMATION
           -----------------

Medical Imaging Centers of America, Inc.
- ----------------------------------------

      On August 1, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger" Agreement') with Medical Imaging Centers of America, Inc., a California corporation ("MICA"), and a wholly owned subsidiary of the Company, MICA Acquiring Corporation, a California corporation ("Merger Sub").

      Pursuant to the Merger Agreement, Merger Sub will be merged with and into MICA whereupon the separate existence of Merger Sub will cease and MICA will become a wholly owned subsidiary of the Company (the "Merger"). Pursuant to the Merger, each outstanding share of MICA's common stock, no par value ("MICA Common Stock"), would be converted into a right to receive $11.75 in cash (the "Merger Consideration"). Each option to purchase MICA Common Stock (each a "MICA Option") would be cancelled and each holder of a MICA Option would be entitled to a cash payment equal to the product of the total number of shares subject to the MICA Option and the excess of $11.75 over the exercise price per share of the MICA Common Stock subject to the MICA Option. The Company currently does not beneficially own, directly or indirectly, any of MICA's voting securities apart from any beneficial ownership interest it may have as a result of entering into the Merger Agreement. A copy of the Merger Agreement is incorporated herein by reference and attached as Exhibit
2.1 hereto.

      The Merger is subject to the approval of the shareholders of MICA, certain regulatory approvals and filings, including expiration of the waiting period under the Hart-Scott-Rodino Improvements Act of 1976, as amended, and other customary conditions. If the Merger is not consummated either because
(i) the Company terminates the Merger Agreement by reason of the Company's material breach of the Merger Agreement and failure to cure such breach within ten (10) days' notice from the Company, or (ii) the Board of Directors of MICA withdraws, modifies or changes its approval of the Merger Agreement or the Merger in any manner adverse to the Company or Merger Sub, or determines in good faith with the advice of outside legal counsel that, in the exercise of its fiduciary obligations, termination of the Merger Agreement is required by reason of an agreement with a third party with respect to a business combination or similar transaction, MICA is obligated to pay the Company a fee of 3% of the total Merger Consideration. If the Merger is not consummated because the Company terminates the Merger Agreement because of MICA's material breach of any representations or warranties in the Merger Agreement (with such breach not cured either prior to the closing of the Merger or within thirty
(30) days after written notice from the Company), MICA is obligated to pay the Company reasonable out-of-pocket expenses and fees up to $200,000. The Merger Agreement can be terminated by either party if the Merger is not consummated by November 19, 1996.

      The foregoing summary of the terms of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by reference to the full test of the Merger Agreement.

Phycor Jacksonville Joint Venture
- ---------------------------------

      Effective July 1, 1996, the Company entered into a joint venture with Phycor of Jacksonville, Inc., a wholly-owned subsidiary of Phycor, Inc. to lease outpatient imaging equipment and facilities and equipment to affiliated providers in south Georgia and north Florida through Diagnostic Equity Partners, a partnership. The Company contributed its Orange Park facility and will contribute its Salisbury facility. Phycor of Jacksonville contributed its Orange Park Heart Center and the entities are jointly developing additional facilities. In July 1996, the Company purchased the 20% of Salisbury owned by Amos Almand, III, a director and officer of the Company, for $567,437, which was equal to the pro-rata price for the original purchase in 1995.

Warrant Redemptions
- -------------------

      As a result of a call for redemption, effective June 28, 1996 approximately 4,220,000 or 99.7% of the 4,237,500 Class A Warrants originally issued were exercised, resulting in net proceeds of approximately $23.3 million. As a result of a call for redemption, effective July 31, 1996 substantially all of the approximately 8,020,000 or over 99% of the Class B Warrants originally issued were exercised, resulting in net proceeds of approximately $63 million.

Sale of Clinical Laboratory Business
- ------------------------------------

      In August 1996, the Company entered into an agreement to sell its clinical laboratory business to Medlab Inc. for $3 million of Medlab preferred stock. The transaction is expected to close by August 31, 1996. The clinical laboratory business represented less than 3% of the Company's revenues and was operating at a slight loss in 1996.

Other
- -----

      Since June 30, 1996, the Company also completed the acquisition of one imaging center in Ft. Lauderdale, Florida and three imaging centers in southern California, bringing the number of centers owned to 55. The Company also purchased a majority interest in a managed service organization ("MSO") in southern California consisting of 17 centers (of which three are owned by the Company), pursuant to which the Company may provide management services and be able to negotiate managed care contracts using these centers in a network with Company-owned centers.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
Exhibits:
- ---------
   2.1 Agreement and Plan of Merger, dated as of August 1, 1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America, Inc., a California Corporation.
  10.1   1993 Stock Option Plan
  10.2   Asset Purchase Agreement among the Company, Columbus Diagnostic
         Center Inc. and Physicians Diagnostic Associates of Columbus. L.P.(1)
  10.3   Amended Employment Agreement with Jeffrey Goffman(1)
  10.5   Employment Agreement with Robert Burke, M.D.(1)
  10.6   Form of Consulting Agreement with HPM Inc.(1)
  10.7   Consulting Agreement with MED LNC Inc.(1)
  10.8   Equipment Lease with Ventura Partners.(1)
  10.9 Form of Lease between the Company and Murry Goodman with respect to Phillips Point.(1)
  10.10  Lease between the Company and United Properties Co.(1)
  10.11 Asset purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company. (2)
  10.12  Equipment Lease dated as of December 31, 1994 between Santa Fe
         Imaging Center Ltd.(1) and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company.(2)
  10.13 Property lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd.(1) and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company.(2)
  10.14 Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc.
         and CROV Acquisition Corp., a subsidiary of the Company.(3)
  10.15 Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company.(3)
  10.16 Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
  10.17 Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)

  10.18  Guaranty dated as of February 27, 1995 of the Company.(3)
  10.19 Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostic, Inc. and Jeffrey J. Laborde, M.D.(4)
  10.20 Employment Agreement dated as of February 15, 1995 among the Company, the Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
  10.21  1995 Long Term Incentive Plan(5)
  10.22  Consulting Agreement with Gordon Rausser(5)
  10.23  Consulting Agreement with Coyote Consulting(5)
  10.24  Consulting Agreement with Sawgrass Consulting(5)
  10.25 Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
  10.26 Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
  10.27 Employment Agreement dated as of August 1, 1995 between the Company and David Cohen(6) 10.28 Employment Agreement dated as of January 1, 1996 between the Company and Todd Smith (7)
  10.29  Amendment to Employment Agreement of Jeffrey Goffman  (7)
  10.30  Amendment to Employment Agreement of Robert Burke, M.D.  (7)
  10.31  Amendment to Coyote Consulting Agreement  (7)
  10.32  Merger Agreement dated as of February 27, 1996 among the Company,
         U.S. Imaging, Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company. (8)
  10.33 Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust. (8)
  10.34 Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company. (9)
  10.35  Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group. (9)
  10.36  Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul. (9)
  10.37  Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch. (9)
  10.38  Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw. (9)
  10.39 Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation. (10)
  10.40 Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation (10)
  11     Earnings Per Share Calculation
  27     Financial Data Schedule
- ---------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)
(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536)
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(8) Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1996
(9) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996
(10) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996

         (b) The Company filed a Report on the Form 8-K during the three months ending June 30, 1996 dated.

(i)        May 28, 1996 reporting the redemption of the Class A Warrants

(ii)  June 5, 1996 reporting the acquisition of U.S. Imaging Inc.
(iii) June 20, 1996 reporting the redemption of the Class B Warrants
(iv) June 28, 1996 reporting the acquisition of the assets of the Allegheny Open MRI/CT Group and the hiring of Joseph Paul as President, Michael Karsch as Executive Vice President and General Counsel and Paul Andrew Shaw as Vice President and Chief Financial Officer

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     U.S. DIAGNOSTIC LABS INC.




Dated: August 14, 1996               By:   /s/ Jeffrey A. Goffman
                                        -------------------------
                                           Jeffrey A. Goffman
                                           Chairman and Chief
                                           Executive Officer


                                     By:   /s/ Paul Andrew Shaw
                                        -------------------------
                                           Paul Andrew Shaw
                                           Vice President and
                                           Chief Financial Officer