Form 10QSB
period 1996-09-30
U S DIAGNOSTIC INC
filed 1996-11-14
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                 ---------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from____________________to_____________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                     11-3164389
(State or Other Jurisdiction              (IRS Employer Identification number)
of Incorporation or Organization)

                              777 S. Flagler Drive
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

                                 (561) 832-0006
                (Issuer's Telephone Number, Including Area Code)

                            U.S. Diagnostic Labs Inc.
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

     Check whether the issuer (I) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                          Outstanding at October 31, 1996:
      -----                          --------------------------------

   Common Stock, $.01 par value 23,440,201 shares

                  Traditional Small Business Disclosure Format

                                 Yes  X   No
                                     ---     ---

                               US DIAGNOSTIC INC.

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 1996
and December 31, 1995......................................................... 3

Consolidated Condensed Statements of Operations for the Three  and Nine
Months ended September 30, 1996 and 1995...................................... 5

Consolidated Condensed Statements of Shareholders' Equity
as of September 30, 1996 and December 31, 1995................................ 6

Consolidated Condensed Statements of Cash Flows for the Nine Months
ended September 30, 1996 and 1995............................................. 8

Notes to Consolidated Condensed Financial Statements.......................... 9

Pro Forma Condensed Balance Sheet as of September 30, 1996....................12

Pro Forma Condensed Statements of Operations for the
Three and Nine Months ended September 30, 1996................................13

Notes to Pro Forma Consolidated Condensed Financial Statements................15

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................16

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 5. Other Information.....................................................22

Item 6. Exhibits and Reports on Form 8-K......................................24

SIGNATURES....................................................................26

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED BALANCE SHEETS
================================================================================

                                                          September 30,  December 31,
                                                          -------------  ------------
                                                                   1996          1995
                                                                   ----          ----
Assets:
Current Assets:
Cash and Cash Equivalents                                  $ 81,863,494  $ 3,889,934
Restricted Cash and Cash Equivalents                               --        483,942
Accounts Receivable[Net of Estimated Uncollectibles
of $24,269,460 and $5,871,683 Respectively]                  28,007,847   10,818,919
Prepaid Expenses                                              6,338,830      900,619
Other Current Assets                                            930,076      270,796
                                                           ------------  -----------

Total Current Assets                                        117,140,247   16,364,210
                                                           ------------  -----------

Property, Plant and Equipment - Net                          51,481,641   22,550,884
                                                           ------------  -----------

Other Assets:
Other Assets                                                  7,835,221      371,196
Investment In and Advances to Unconsolidated Subsidiaries     4,358,640         --
Deferred Charges - Net                                        3,363,286         --
Goodwill - Net                                               80,842,671   12,941,462
Other Intangibles - Net                                       6,893,916    5,051,472
                                                           ------------  -----------

Total Other Assets                                          103,293,734   18,364,130
                                                           ------------  -----------

Total Assets                                               $271,915,622  $57,279,224
                                                           ============  ===========

See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED BALANCE SHEETS
================================================================================

                                                            September 30,   December 31,
                                                            -------------   ------------
                                                                     1996           1995
                                                                     ----           ----
Liabilities and Shareholders' Equity:
Current Liabilities:
Trade Accounts Payable                                      $   3,177,420   $  1,509,958
Accrued Expenses and Other Current Liabilities                  3,528,038      1,889,200
Income Taxes Payable                                            3,817,833           --
Short-Term Borrowings                                                --          667,286
Current Portion of Long-Term Debt                               9,963,610      3,831,975
Obligations Under Capital Leases - Current Portion              4,054,795      2,519,982
                                                            -------------   ------------

Total Current Liabilities                                      24,541,696     10,418,401
                                                            -------------   ------------

Long-Term Liabilities:
Long-Term Debt (Net of Current Portion)                        21,849,504     15,992,617
Obligations Under Capital Leases (Net of Current Portion)      11,470,556      5,072,018
Convertible Debentures                                         69,021,888           --
Deferred Revenue                                                  350,599        423,500
Deferred Income Taxes                                             164,452        164,452
                                                            -------------   ------------

Total Long-Term Liabilities                                   102,856,999     21,652,587
                                                            -------------   ------------

Total Liabilities                                             127,398,695     32,070,988
                                                            -------------   ------------

Minority Interests                                              2,572,888        715,543
                                                            -------------   ------------

Commitments                                                          --             --

Shareholders' Equity:
Preferred Stock, $.01 Par Value; Authorized
5,000,000 Shares, None Issued                                        --             --

Common Stock, $.01 Par Value; 50,000,000 Shares Authorized
and 23,128,352 and 7,032,622 Shares Issued and Outstanding
at September 30, 1996 and December 31, 1995, respectively         231,283         70,326


Additional Paid in Capital                                    132,507,716     22,953,590

Retained Earnings                                               9,856,011      2,495,678
                                                            -------------   ------------
                                                              142,595,010     25,519,594

Less: Deferred Charges                                           (650,971)    (1,026,901)
                                                            -------------   ------------

Total Shareholders' Equity                                    141,944,039     24,492,693
                                                            -------------   ------------

Total Liabilities and Shareholders' Equity                  $ 271,915,622   $ 57,279,224
                                                            =============   ============

See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
================================================================================

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                         1996           1995                 1996           1995
                                                         ----           ----                 ----           ----
Revenue [Net of Allowances]                          $ 29,906,569   $ 7,139,415          $ 66,269,015   $ 17,874,791
                                                     ------------   -----------          ------------   ------------

Operating Expenses:
     Selling, General and Administrative Expense       20,073,527     4,999,080            42,519,653     12,650,504
     Depreciation and Amortization Expense              3,133,383       696,013             7,230,731      1,685,726
                                                     ------------   -----------          ------------   ------------

      Total Operating Expenses                         23,206,910     5,695,093            49,750,384     14,336,230
                                                     ------------   -----------          ------------   ------------

Income from Operations                                  6,699,659     1,444,322            16,518,631      3,538,561
                                                     ------------   -----------          ------------   ------------

Other Income [Expense]:
       Interest Expense                                (2,386,988)     (337,360)           (5,241,349)      (732,565)
       Interest and Other Income                          393,800       270,243               999,665        315,098
       Non-Cash Finance Charge - Bridge Notes                   0      (414,375)                    0       (414,375)
                                                     ------------   -----------          ------------   ------------
       Total Other Income [Expense]                    (1,993,188)     (481,492)           (4,241,684)      (831,842)
                                                     ------------   -----------          ------------   ------------

Income Before Taxes and Minority Interest               4,706,471       962,830            12,276,947      2,706,719
                                                     ------------   -----------          ------------   ------------

Minority Interest in Consolidated Subsidiaries           (503,420)      (75,075)           (1,048,024)      (180,147)

Income Tax Expense                                     (1,683,154)      (65,242)           (4,108,155)      (500,635)
                                                     ------------   -----------          ------------   ------------

         Net Income                                  $  2,519,897   $   822,513          $  7,120,768   $  2,025,937
                                                     ============   ===========          ============   ============

Net Income Per Common Share:

          Primary                                    $        .13           .15                   .53            .43
                                                     ============   ===========          ============   ============


          Fully Diluted                              $        .13           .15                   .47            .43

                                                     ============   ===========          ============   ============

Weighted Average Number of Common Shares and
     Common Share Equivalents Outstanding:

             Primary                                   19,587,521     5,579,413            13,321,161      4,662,733
                                                     ============   ===========          ============   ============
             Fully Diluted                             26,999,843     5,579,413            18,625,386      4,662,733
                                                     ============   ===========          ============   ============

See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================

                               Common Stock             Additional                                 Total
                               ------------             ----------                                 -----
                                  Number                  Paid-in    Deferred      Retained    Shareholders'
                                  ------                  -------    --------      --------    -------------
                                of Shares    Amount       Capital     Charges      Earnings        Equity
                                ---------    ------       -------     -------      --------        ------
Balance - December 31, 1994     4,078,560  $   40,786  $ 9,431,484  $  (599,275)  $  (834,953)  $ 8,038,042

50,000 Warrants at $2.00           50,000         500       99,500         --            --         100,000

Issuance of 200,000 Shares -
LDC Acquisition                   200,000       2,000      998,000         --            --       1,000,000

Issuance of 87,313 Shares -
CROV Acquisition                   87,313         873      399,127         --            --         400,000

Issuance of 50,000 Shares -
Arrow Acquisition                  50,000         500      249,500         --            --         250,000

Issuance of 197,750 Shares -
SIL Acquisition                   197,750       1,977      536,023         --            --         538,000

Issuance of 27,600 Shares to
Unrelated Individuals              27,600         276      137,724     (138,000)         --           --

70,000 Warrants at $2.00           70,000         700      139,300         --            --         140,000

Common Stock Issued in
Connection with
Secondary Offering              1,857,250      18,573    9,077,494         --            --       9,096,067

Issuance of 80,000 Shares -
OPDC Acquisition                   80,000         800      399,200         --            --         400,000

Issuance of 68,817 Shares -
Future Care Acquisition            68,817         688      399,312         --            --         400,000

Issuance of 150,000 Shares to
Individual for Future Services    150,000       1,500      523,500     (525,000)         --            --

Warrants Exercised at Various
Prices                            115,332       1,153      563,426         --            --         564,579


Deferred Charges
Amortization                         --          --           --        235,374          --         235,374

Net Income                           --          --           --           --       3,330,631     3,330,631
                                ---------  ----------  -----------  -----------   -----------   -----------
Balance - December 31,
       1995 Forward             7,032,622  $   70,326  $22,953,590  $(1,026,901)  $ 2,495,678   $24,492,693
                                =========  ==========  ===========  ===========   ===========   ===========


See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================

                               Common Stock             Additional                                 Total
                               ------------             ----------                                 -----
                                  Number                  Paid-in    Deferred      Retained    Shareholders'
                                  ------                  -------    --------      --------    -------------
                                of Shares    Amount       Capital     Charges      Earnings        Equity
                                ---------    ------       -------     -------      --------        ------
Balance - December 31, 1995      7,032,622  $   70,326  $22,953,590 $(1,026,901)  $ 2,495,678   $24,492,693
Forwarded

Warrants Exercised at           13,116,877    131,168   90,397,491         --            --      90,528,659
Various Prices

Shares Issued in
Connection with
MIC Acquisition                    68,070         681      424,757         --            --         425,438

Shares Issued in
Connection with
Repayment of CMI
Consulting
Agreement                          93,000         930      580,320         --            --         581,250

Shares Issued in
Connection with
SCR Acquisition                   206,000       2,060      822,970         --            --         825,030

Shares Issued in
Connection with
U.S. Imaging Acquisition        1,671,000      16,710    6,990,000         --            --       7,006,710

Shares Issued in
Connection with
Pittsburgh Acquisition            750,000       7,500    8,604,750         --            --       8,612,250

Shares Issued in
Connection with the
Exercise of Stock
Options                             4,000          40        7,960         --            --           8,000

Shares Issued in
Connection with MMD
Acquisition                       186,783       1,868    1,725,878         --            --       1,727,746

Amortization of

Deferred Charges                     --          --           --        375,930          --         375,930

Other Adjustments                    --          --           --           --         239,565       239,565

Net Income                           --          --           --           --       7,120,768     7,120,768
                               ----------  ---------- ------------  -----------   -----------   ------------

Balance - September 30, 1996   23,128,352  $  231,283 $132,507,716  $  (650,971)  $ 9,856,011   $141,944,039
                               ==========  ========== ============  ===========   ===========   ============

See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
================================================================================

                                                              Nine months ended September 30,
                                                                    1996            1995
                                                                    ----            ----
Cash flows from operating activities:
Net Income                                                     $   7,120,768   $  2,025,937

Adjustments to reconcile net income to cash provided
  by [used] operating activities:
  Depreciation and amortization                                    7,230,731      1,685,726
  Amortization of non cash financing and other costs                 316,893        414,375
  Minority interest in consolidated partnerships                   1,048,024        443,996
  Equity in unconsolidated subsidiaries                             (131,875)          --
  Deferred income taxes                                                 --          417,109
  Loss on sale of subsidiary                                         536,312           --
  Changes in assets and liabilities:
    [Increase] in accounts receivable                             (3,915,534)    (1,816,236)
    [Increase] in prepaid expenses and other assets               (6,249,917)        (9,158)
    Increase [decrease] in accounts payable, accrued expenses
     and other current liabilities                                    42,968       (837,937)
    Increase in income taxes payable                               3,791,157           --
    [Decrease] in other non-current liabilities                     (735,583)      (729,064)
                                                               -------------   ------------
Net cash provided by operating activities                          9,053,944      1,594,748
                                                               -------------   ------------

Cash flow from investing activities:
Purchase of property and equipment                                (7,949,093)    (5,577,107)
Intangible assets                                                (10,398,838)    (2,461,962)
Investment in pending acquisition                                 (2,912,672)         (--)
Acquisitions[net of cash acquired]                               (61,030,869)    (6,612,632)
                                                               -------------   ------------
Net cash used by investing activities                            (82,291,472)   (14,651,701)
                                                               -------------   ------------

Cash flows from financing activities:
Proceeds from convertible debentures                              69,021,888           --
Common stock issued                                               81,543,347     12,187,067
Payments of long-term debt and capital lease obligations          (5,527,881)    (4,737,046)
Proceeds from long-term debt                                       5,689,792      7,885,090
                                                               -------------   ------------

Net cash provided by financing activities                        150,727,146     15,335,111
                                                               -------------   ------------


Net increase in cash and cash equivalents                         77,489,618      2,278,158
                                                               -------------   ------------

Cash and cash equivalents at beginning of  year                    4,373,876      2,824,440
                                                               -------------   ------------

Cash and cash equivalents - at end of period                   $  81,863,494   $  5,102,598
                                                               =============   ============

Supplemental disclosures of cash flow information:
Cash paid during the periods for:
Interest                                                       $   4,969,838   $    732,565
Income Taxes                                                   $   3,388,463   $       --

Supplemental schedule of non-cash investing and financing activities:

The Company issued $19,178,000 and $2,588,000 of common stock related to various acquisitions consummated in the nine months ended September 30, 1996 and 1995, respectively.

See Notes to Consolidated Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
================================================================================

[1] In the opinion of US Diagnostic Inc. [the "Company"], the accompanying unaudited financial statements contain all adjustments [consisting of only normal accruals] necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the December 31, 1995 US Diagnostic Inc. Annual Report on Form 10-KSB which is incorporated by reference.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

[2] The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

[3] Earnings per common share is computed under the "Modified Treasury Stock Method" whereby the adjusted net income for the periods is divided by the weighted average number of common shares and common share equivalents outstanding. All dilutive stock options and warrants have been included as common stock equivalents in the computation of primary earnings per share. All dilutive stock options, warrants and convertible debt conversions have been included as common stock equivalents in the computation of earnings per common share on a fully diluted basis.

[4] In April and May 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures Due 2003. The investment banking firm who acted as the agent in connection with the offering was issued 319,445 five-year warrants at $9.00. The Company used substantially all of the proceeds during the quarter ended September 30, 1996 on the acquisitions in note 6 below.

[5] The Company called for redemption on June 28, 1996 all of its outstanding redeemable Class A Warrants and called for redemption on July 31, 1996 all its outstanding redeemable Class B Warrants. There were 4,222,902 Class A Warrants and at an exercise price of $6.25 and 7,991,133 Class B Warrants at an exercise price of $8.00 exercised. The Company plans to use the proceeds from the redemption of the warrants to continue to pursue acquisitions.

[6] During the quarter ended September 30, 1996, the Company completed the acquisitions of the following outpatient diagnostic facilities and marketing networks:


Name                                  Effective Date       Location                  Business           Purchased Ownership %
----                                  --------------       --------                  --------           ---------------------
Integrated Health Concepts (Quantum)  August 28, 1996      Houston, Texas            Multi Modality Imaging        70%

Medical Marketing Development         April 1, 1996        Mineola, New York         Management                   100%

LINC Imaging                          August 1, 1996       Southern California       MRI                          100%

MediTek Health Corporation            July 1, 1996         4 States                  Multi-Modality Imaging       100%

OwnerDiagnostics                      July 1, 1996         Arcadia, California       Marketing Network          67.53%

Ft. Lauderdale MRI                    July 1, 1996         Ft. Lauderdale, Florida   MRI                          100%

     The Company financed these acquisitions with cash, notes, convertibles notes and common stock of the Company. These acquisitions were accounted for as asset or stock purchases with the excess purchase price over the value of the assets attributed to goodwill totaling approximately $36,000,000. The results of operations are included with that of the Company from the acquisition date onward.

     The Medical Marketing Development acquisition was retroactive to April 1, 1996 and therefore its operations are included in the entire three months ended September 30, 1996 and their operations from April 1, 1996 to September 30, 1996 are included in the nine months ended September 30, 1996. The pro forma information presented below reflects the effect of their operations from January 1, 1996 to June 30, 1996 which was not included in the 10-QSB for the quarter ended June 30, 1996 since the conditions surrounding the retroactive adjustment were not known and did not exist at the time the June 30, 1996 10-QSB was filed.

     As of September 30, 1996 the Company had signed agreements to acquire the following five (5) businesses. Four (4) of these probable acquisitions have closed as of November 14, 1996.

Name                                Location                  Business                  Purchased Ownership %
----                                --------                  --------                  ---------------------
Lee Imaging (16 centers)            New York Area             Multi-Modality Imaging              80%

Sunport Imaging (3 centers)         San Antonio, Texas        MRI                                100%

MMD Centers (4 centers)             New York Area             Multi-Modality Imaging             100%

Medical Imaging Centers of                                    MultiModality Imaging and          100%
    America (22 centers)            10 States                 Fee for Service Contracts


Dayton Medical Imaging              Dayton, Ohio              Multi-Modality Imaging             100%
    (5 centers)

     These acquisitions will be accounted for as asset or stock purchases with the excess purchase price over the fair value of assets attributed to goodwill totaling approximately $49,000,000.

     The following pro forma (unaudited) combined results of operations are adjusted for the exercise of the outstanding "A" and "B" warrants, amortization of goodwill, non-compete convenants, and depreciation on assets acquired as though the acquisitions referred to herein occurred at the beginning of the periods presented.

                              Nine Months Ended     Three Months Ended
                              September 30, 1996    September 30, 1996
                              ------------------    ------------------

      Net Revenue                $144,217,000           $49,180,000
                                 ============           ===========
      Net Income                  $13,584,000            $4,683,000
                                 ============           ===========

      Earnings:

            Primary                      $.93                  $.24
                                         ====                  ====

            Fully Diluted                $.77                  $.21
                                         ====                  ====

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
================================================================================

     The following unaudited pro forma combined condensed balance sheet as of September 30, 1996 and the unaudited pro forma combined condensed statements of operations for the three months and nine months ended September 30, 1996 have been prepared to reflect the probable acquisitions to be consummated during the fourth quarter of 1996 giving effect to the transaction under the purchase method of accounting and the assumptions and adjustments in the accompanying notes to the pro forma financial statements. The unaudited pro forma combined condensed statements of operations for the three and nine months ended September 30, 1996 were prepared as if all transactions had occurred on July 1, 1996 (for three months ended September 30, 1996) and January 1, 1996 (for the nine months ended September 30, 1996). The unaudited pro forma combined condensed balance sheet as of September 30, 1996 has been prepared as if the probable acquisitions had occurred as of that date.

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

US DIAGNOSTIC, INC. AND SUBSIDIARIES
================================================================================
PRO FORMA COMBINED CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 1996 [IN THOUSANDS] [UNAUDITED]
================================================================================

                                                    Businesses                    Pro Forma
                                                  To Be Acquired    Pro Forma         As
                                         Actual        Total       Adjustments     Adjusted
                                         ------        -----       -----------     --------
Assets:
Current Assets:
    Cash and Cash Equivalents          $  81,863   $  6,159         $(55,400)[A]      32,622
    Accounts Receivable - Net             28,008     18,920             --            46,928
    Other Current Assets                   7,269      1,272             --             8,541
                                       ---------   --------         --------       ---------
    Total Current Assets                 117,140     26,351          (55,400)         88,091
                                       ---------   --------         --------       ---------

Property and Equipment - Net              51,482     28,052            7,256[C]       86,790
                                       ---------   --------         --------       ---------

Other Assets:
    Other Assets                          12,194      1,226             --            13,420
    Goodwill - Net                        80,843        130           48,805[C]      129,778
    Covenant Not-to-Compete - Net           --         --                 85[C]          850
    Other Intangibles - Net               10,257      2,391            1,500[C]       14,148
                                       ---------   --------         --------       ---------

    Total Other Assets                   103,294      3,747           51,155         158,196
                                       ---------   --------         --------       ---------

Total Assets                           $ 271,916   $ 58,150         $  3,011       $ 333,077
                                       =========   ========         ========       =========

Liabilities and Shareholders' Equity:
Current Liabilities:

    Accounts Payable                   $   3,177   $  3,358         $   (750)[B]       5,785
    Accrued Expenses                       7,346      3,318             (268)[B]      10,396
    Notes Payable                          9,964      4,658            2,850[E]       17,472
    Obligations under Capital Leases       4,055      7,911             --            11,966
                                       ---------   --------         --------       ---------

   Total Current Liabilities:             24,542     19,245            1,832          45,619
                                       ---------   --------         --------       ---------

Long-Term Liabilities:
    Notes Payable                         21,850      2,901           14,237[E]       38,988
    Obligations under Capital Leases      11,470     10,908             --            22,378
    Convertible Debentures                69,022      2,800             --            71,822
    Deferred Revenue                         351       --               --               351
    Deferred Income Taxes                    164       --               --               164
                                       ---------   --------         --------       ---------

   Total Long-Term Liabilities           102,857     16,609           14,237         133,703
                                       ---------   --------         --------       ---------

Minority Interests                         2,573      1,090             --             3,663
                                       ---------   --------         --------       ---------

Shareholders' Equity:
    Common Stock                             231     55,998          (55,998)[D]         231

    Additional Paid-in Capital           132,508      5,343            2,805[C],[D]  140,656

    Retained Earnings [Deficit]            9,856    (40,135)          40,135[D]        9,856
                                       ---------   --------         --------       ---------

    Totals                               142,595     21,206          (13,058)        150,743
    Less:  Deferred Charges                 (651)      --               --              (651)
                                       ---------   --------         --------       ---------

   Total Shareholders' Equity            141,944     21,206          (13,058)        150,092
                                       ---------   --------         --------       ---------

   Total Liabilities and
      Shareholders' Equity             $ 271,916   $ 58,150         $  3,011       $ 333,077
                                       =========   ========         ========       =========

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
UNADUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 [IN THOUSANDS, EXCEPT SHARE DATA]
================================================================================


                                            Businesses                               Businesses to                   Pro Forma
                                             Acquired    Pro Forma      Pro Forma     be Acquired      Pro Forma         As
                                    Actual    Total     Adjustments    as Adjusted       Total          Acquired      Adjusted
                                    ------    -----     -----------    -----------       -----          --------      --------
Net Revenues                        $29,907   $2,483     $   --         $32,390        16,790               --            49,180

General and Administrative           20,074    1,426                     21,500        11,936           (1,011)[H]        32,426
Expenses

Interest Expense                      2,387       69         40[E]        2,496           687              519[E]          3,702


Depreciation and Amortization         3,133      168         57[F]        3,358         2,324              471[F]          6,153

Other [Income] Expense                 (393)      --                       (393)         (120)                              (513)

Minority Interests                      503       --        187[G]          690            47               85[G]            822
                                     ------     ----      -----          ------        ------             ----            ------

Income Before Income Taxes            4,203      820       (284)          4,739         1,916              (65)            6,591

Income Taxes                          1,683      322       (114)          1,891           209             (192)            1,908
                                     ------     ----      -----          ------        ------             ----            ------

Net Income                           $2,520     $498      $(170)         $2,848        $1,707             $128            $4,683
                                     ======     ====      =====          ======        ======             ====            ======


Earnings Per Common Share:
  Primary                             $0.13                                                                                $0.24
                                      =====                                                                                =====
  Fully Diluted                       $0.13                                                                                $0.21
                                      =====                                                                                =====

Weighted Average Number of
 Shares:
    Primary                      19,587,521                                                                           19,735,697
                                 ==========                                                                           ==========
    Fully Diluted                26,999,843                                                                           27,148,019
                                 ==========                                                                           ==========

See Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

================================================================================
UNADUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 [IN THOUSANDS, EXCEPT SHARE DATA]
================================================================================

                                         Businesses                            Businesses to               Pro Forma
                                          Acquired      Pro Forma   Pro Forma   be Acquired   Pro Forma       As
                                           Actual         Total    Adjustments  as Adjusted     Total       Acquired   Adjusted
                                           ------         -----    -----------  -----------     -----       --------   --------
Net Revenues                         $     66,270   $     26,653   $  --        $ 92,923         51,294               144,217

General and Administrative
   Expenses                                42,521         19,553   (1,125)[H]     60,949         36,735   (2,266)[H]   95,418

Interest Expense                            5,241            489       708[E]      6,438          2,292    1,556[E]    10,286

Depreciation and Amortization               7,230            990     1,698[F]      9,918          7,741    1,413[F]    19,072

Other [Income] Expense                       (998)           (41)     --          (1,039)          (454)               (1,493)

Minority Interests                          1,047            309      --           1,356            103      254        1,713
                                     ------------   ------------   -------      --------       --------   ---------   -------

Income Before Income Taxes                 11,229          5,353    (1,281)       15,301          4,877     (957)      19,221

Income Taxes                                4,108          2,116      (485)        5,739            630     (350)       6,019
                                     ------------   ------------   -------      --------       --------   ---------   -------

Income Before Extraordinary
   Item                                     7,121          3,237      (796)        9,562          4,247     (607)      13,202

Extraordinary Item
  [Net of Tax Effect]                        --             --                                     (382)                 (382)
                                     ------------   ------------   -------      --------       --------   ---------   -------

Net Income                           $      7,121   $      3,237   $  (796)     $  9,562       $  4,629   $ (607)     $13,584
                                     ============   ============   =======      ========       ========   =========   =======


Earnings Per Common Share:
  Primary                               $    0.53                                                                     $  0.93
                                        =========                                                                     =======
  Fully Diluted                         $    0.47                                                                     $  0.77
                                        =========                                                                     =======

Weighted Average Number of Shares:
  Primary                              13,321,161                                                                  14,617,549
                                       ==========                                                                  ==========
  Fully Diluted                        18,625,386                                                                  19,921,774
                                       ==========                                                                  ==========


See Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
================================================================================
NOTES TO THE UNAUDITED PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
================================================================================

[A] To reflect net cash of $55.4 million paid for acquisitions.

[B] To eliminate assets and liabilities not being acquired or assumed.

[C] Assumes the allocation of purchased cost to acquired assets at fair value and the resulting goodwill from the probable acquisitions.

[D] Adjusts for the elimination of common stock, additional paid-in capital and retained earnings of the probable acquisitions.

[E] Adjusts interest expense due to the issuance of $17.1 million of notes in connection with the acquisitions.

[F] Adjusts amortization expense to properly reflect the allocation of the purchase price as required per purchase accounting for each of the acquisitions.

[G] Adjusts for the minority interest on one of the acquisitions.

[H] Adjusts for the effects of the new employment contracts, radiologists' agreements, and elimination of management fee agreements pursuant to the acquisitions plus other identifiable elimination of certain expenses.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

Overview

     The Company did not commence operations until the completion of its first acquisition in October 1993. The acquisitions completed by the Company to date are as follows: (i) Havertown Medical Lab in October 1993, (ii) Computerized Medical Imaging in June 1994, (iii) Columbus Diagnostic Center in August 1994,
(iv) Alpha Laboratory in November 1994, (v) Morton Clinical Laboratory in December 1994, (vi) Santa Fe Imaging Center in January 1995, (vii) Laborde Diagnostic Center in February 1995, effective January 2, 1995 (80% owned),
(viii) Community Radiology of Virginia in February 1995, (ix) Arrow Clinical Laboratories in March 1995, (x) Salisbury Imaging Center effective April 1995

(80% owned), (xi) Orange Park Diagnostic Center effective June 1995, (xii) San Francisco Magnetic Resonance Center in September 5, 1995, (xiii) Advanced Medical Imaging Center in October 1995, (xiv) Modesto Imaging Center effective September 1995, (xv) FutureCare Affiliates, Inc. in November 1995, (xvi) Radiation Oncology Centers, Inc. effective April 1, 1996, (xvii) Heights Imaging Center effective June 1, 1996, (xviii) South Coast Radiologists effective January 1, 1996, (xix) U.S. Imaging effective January 1, 1996, (xx) Allegheny Imaging effective April 1, 1996, (xxi) MediTek Health Corporation effective July 1, 1996, (xxii) Owner Diagnostics effective June 30, 1996, (xxiii) Ft. Lauderdale Regional MR Center effective July 1, 1996, (xxiv) LINC Medical Imaging effective August 1, 1996, (xxv) Medical Marketing Development effective April 1, 1996, (xxvi) Sunport Medical effective November 1, 1996, (xxvii) Lee Imaging effective November 1, 1996 and (xxviii) Medical Imaging Centers of America on November 12, 1996. In addition, the Company divested its clinical laboratory operations effective August 8, 1996. The Company's ability to meet its objective to become the leading network provider of imaging services is dependent to a large extent upon its continuing ability to consummate acquisitions of imaging centers and to increase revenues after completion of each acquisition.

     As a result of the acquisitions, the Company will have recorded approximately $145.0 million of goodwill and other intangibles on its pro forma balance sheet which will be amortized over varying periods of up to 20 years and will result in annual charges to income of approximately $7.2 million for 1997. The Company recognized approximately $834,000 on a historical basis of goodwill and other intangibles amortization in 1995 and $1,261,000 and $2,755,000 or the three and nine months ended September 30, 1996. Future acquisitions will likely result in additional amortization charges.

     Upon acquisition of an imaging center, the Company initiates a process to improve operating performance through the implementation of marketing programs and the consolidation of accounting and administrative functions. It generally requires three to nine months for the benefits from such programs to be reflected in operating results. As a result, actual and pro forma results of operations for the three and nine months ended September 30, 1996 do not fully reflect such benefits with respect to the integration of the recent acquisitions.

           This Form 10-QSB contains forward-looking statements written in the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including those related to acquisitions and reimbursement and those described below under "Other Factors That May Affect Future Operating Results," and in the Company's Registration Statement on Form S-3 filed June 6, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Results of Operations for the Three and Nine Months Ended September 30, 1996 Compared With the Three and Nine Months Ended September 30, 1995

     Net patient revenue for the three months ended September 30, 1996 increased $22,767,154 from $7,139,415 to $29,906,569 as compared to the comparable 1995 period. Net income for the three months ended September 30, 1996 increased $1,697,384 from $822,513 to $2,519,897 as compared to the 1995 period. The revenue increase reflects primarily (i) the acquisition of 26 imaging centers during the quarter ended September 30, 1996, which accounted for approximately $9.1 million of the increase, (ii) the acquisition of 20 imaging centers from September 30, 1995 to June 30, 1996 which accounted for approximately $13 million of the increase, (iii) new equipment and modalities at many centers,
(iv) enhanced marketing efforts by the Company and (v) recapture of certain Medicare business which former physician-owners were previously prohibited from referring to imaging centers until the sale of such imaging centers to the Company. The net income increase reflects the direct relationship of such acquisitions, the implementation of internal controls over administrative functions and the consolidation of administrative and accounting functions.

     Net patient revenue for the nine months ended September 30, 1996 increased $48,394,224 from $17,874,791 to $66,269,015 as compared to the comparable 1995 period. Net income for the nine months ended September 30, 1996 increased $5,094,831 from $2,025,937 to $7,120,768. The revenue increase reflects the acquisition of 41 imaging centers, which accounted for $20.3 million of the increase. Revenues for centers owned as of January 1, 1995 increased by an average of 5% on a same center basis for the nine months ended September 30, 1996 compared to the 1995 period.

     The Company's sold its clinical laboratory operations as of August 1, 1996 and recognized a noncash loss of $536,312 in the three and nine months ended September 30, 1996.

     Selling, general and administrative expenses for the three months ended September 30, 1996 increased $15,074,447 from $4,999,080 in the 1995 period to $20,073,527 in the 1996 period, but declined as a percentage of net revenues from approximately 70.0% to 67.1%. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $29,869,149 from $12,650,504 in the 1995 period to $42,519,653 in the 1996 period, but declined as a percentage of net revenues from approximately 70.8% to 64.2%. The increases relate to (i) the increase in operating expenses of the Company as a result of the acquisitions described above, and (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters.

     The Company expects to realize additional savings and revenue at the imaging centers it acquired in 1996 as a result of (i) further consolidation of billing and collections in 1996 and 1997, (ii) obtaining additional managed care agreements, and (iii) implementing a regional "Open-MRI" marketing program targeted towards print and television advertising in an effort to enhance patient referrals.


     Amortization resulting from the goodwill and other intangibles for the three months ended September 30, 1996 increased approximately $1,194,000 from $67,000 to $1,261,000 as compared to 1995. Amortization resulting from the goodwill and other intangibles for the nine months ended September 30, 1996 increased approximately $2,414,000 from $341,000 to $2,755,000 as compared to 1995. The increases were due to the acquisitions.

     Income tax expense for the three months ended September 30, 1996 increased $1,617,912 from $65,242 to $1,683,154 as compared to 1995 and for the nine months ended September 30, 1996 increased $3,607,520 from $500,635 to $4,108,155 as compared to 1995. The increases relate to the increase in net income at applicable tax rates and the use of the Company's remaining net operating loss carryforwards in 1995. The Company acquired additional carryforwards in connection with the MICA acquisition, which it expects to utilize in future years.

     Earnings before interest, taxes, depreciation and amortization was $9,329,622 and $22,701,338 respectively, for the three and nine months ended September 30, 1996. Depreciation and amortization was $3,133,383 and $7,230,731 or $.16 and $.54 per primary share, respectively.

     Primary earnings per share for the three months ended September 30, 1996 as compared to September 30, 1995 decreased from $0.15 to $.13 on an additional 14,008,108 weighted average number of shares outstanding. Fully diluted earnings per share were $.13 on 26,999,843 weighted average number of shares outstanding.

     Primary earnings per share for the nine months ended September 30, 1996 as compared to September 30, 1995 increased from $.43 to $.53 on an additional 8,658,428 weighted average number of shares outstanding. Fully diluted earnings per share were $.47 on 18,625,386 weighted average number of shares outstanding.

Pro Forma Results of Operations for the Three and Nine Months Ended September 30, 1996.

     Pro forma results for the three and nine months ended September 30, 1996 reflect operations as if all acquisitions had occurred on January 1, 1996.

     Pro forma net patient revenues for the three months ended September 30, 1996 were approximately $49,180,000. Pro forma general and administrative expenses for the three months ended September 30, 1996 were approximately $32,426,000, pro forma interest expense was approximately $3,702,000 and pro forma depreciation and amortization was approximately $6,153,000. Pro forma net income for the three months ended September 30, 1996 was approximately $4,683,000 or $.24 per primary share and $.21 per fully diluted share. The Company believes that had all the acquisitions included in the 1996 pro forma results actually been consummated prior to January 1, 1996, and the Company had implemented its marketing programs for the full year, revenue would have been higher than that set forth in the pro forma statement of operations. The pro forma net income does not reflect any cost savings from (i) consolidating administrative and accounting controls, (ii) large purchase discounts, and (iii) other significant savings from finance, radiology and maintenance contract renegotiations.

     Pro forma net patient revenues for the nine months ended September 30, 1996 were approximately $144,217,000. Pro forma general and administrative expenses for the nine months ended September 30, 1996 were approximately $95,418,000, pro forma interest expense was approximately $10,286,000 and pro forma depreciation and amortization was approximately $19,072,000. Pro forma net income for the nine months ended September 30, 1996 was approximately $13,584,000 or $.93 per primary share and $.77 per fully diluted.

Liquidity and Capital Resources

     As of September 30, 1996, the Company had approximately $81,863,000 in cash and cash equivalents and working capital of $92,598,551. Through December 31, 1995, the Company raised an aggregate of approximately $21.9 million through private placements, its initial public offering in October 1994 and a secondary offering in August 1995, substantially all of which was used for acquisitions and working capital. In 1996 the Company has raised an aggregate of approximately $143 million, primarily as a result of the offering of $57.5 million principal amount of 9% Subordinated Convertible Debentures Due 2003 (the "Debentures") in April and May 1996, which generated net proceeds of $53 million, as well as the exercise of substantially all of the Class A Warrants, Class B Warrants and other outstanding warrants, which generated net proceeds of $90 million. Of the cash on hand at September 30, 1996, approximately $11 million was used for the MMD, Sunport and Lee Imaging transactions and $35 million was expected to be used for the MICA transaction. The Company will use the remaining proceeds for future acquisitions and for working capital and general corporate purposes. There can be no assurance that the Company will be able to effectively utilize all of such cash.

     For the nine months ended September 30, 1996, the Company generated approximately $77.5 million in cash. The Company generated $9,053,944 from operations primarily due to net income and non-cash amortization and generated $150,727,146 from financing activities, primarily from the Debentures and exercise of the warrants, offset by the repayment of notes and capital leases, and used $82,291,472 in investing activities, which were primarily acquisitions and equipment purchases. The Company generally collects its receivables within 75 days, although, in accordance with industry practice, it keeps a large allowance for contractual adjustments and doubtful accounts (approximately one-third of gross receivables) as many third party payors do not reimburse for the full amount of bills.

     The Company's facilities are generally cash flow positive from the date of acquisition, and as such the Company's capital needs primarily relate to the acquisition of additional facilities. Acquisitions will be funded through cash, notes, equity securities issued by the Company, or any combinations of the foregoing.

     The Company has an unused line of credit of $15 million at the prime interest rate with a bank and is currently negotiating for an increased line of credit. The Company is also having discussions with various institutions with respect to raising additional capital.

     As of September 30, 1996, the Company had an aggregate of approximately $31.8 million of notes payable, of which approximately $10.0 million are classified as current. Substantially all of these amounts relate to notes issued in connection with acquisitions and equipment purchases. At that date, the Company also had approximately $15.5 million of capital lease obligations, of which approximately $4.1 million are current. Substantially all of these obligations are related to equipment for the Company's imaging centers acquired pursuant to completed acquisitions. The Company's monthly payments for capitalized lease obligations now aggregate approximately $386,000. The Company also pays aggregate annual rent of approximately $5.0 million for its 57 facilities. The Company has employment and consulting agreements with its executive officers and consultants providing for annual compensation of approximately $2.5 million in 1996. The Company also has employment agreements with radiologists at its facilities who generally receive a percentage of net collected revenues at their center.

Factors That May Affect Future Operating Results

     The Company commenced operations in June 1993 and has grown primarily through acquisitions, substantially all of which were completed in 1995 and 1996. The Company's financial performance is substantially dependent upon its ability to identify suitable acquisition candidates, integrate the operations of acquired centers into the Company's infrastructure, reduce operating expenses of acquired entities, deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. In order to manage its planned continuing rapid growth, the Company will be required to hire additional management and implement new systems. Although to date the acquired entities have been operated by the Company on a profitable basis and successfully integrated into the Company, there can be no assurance that the Company will be able to successfully operate these and other operations that may be acquired in the future. Several potential acquisitions being considered by the Company are substantially larger than those acquired in the past, which will substantially increase revenues but may also pose additional operational issues. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will be able to sustain its rapid rate of growth.

     Approximately 95% all of the Company's revenues are derived from third party payors of which approximately two thirds of its revenues are from non-government payors and approximately 25% from government sponsored healthcare programs (principally, Medicare and Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with services providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led in recent years, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In recent years both the federal government and various states have and continue to consider imposing limitations on the amount of funding available for various healthcare services. The Company cannot predict whether or when any such proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals would have on the Company. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

     The Company is highly dependent on referrals from physicians who have no contractual or economic obligation to refer patients to the Company's facilities. If a sufficiently large number of physicians elected at any time to stop referring patients to with the Company, it would have a material adverse effect on the Company's results of operations. In particular, due to the potential for disruption of the physician relationship in connection with the assumption of control of a facility, there can be no assurance that the Company will retain all of the business conducted by that facility at the time of the acquisition.

     Federal and state laws generally restrict physicians from referring their patients to entities, including diagnostic testing and radiation oncology therapy facilities, in which the physicians have a financial interest. This precludes physicians from referring Medicare patients to the Company if the physician has any financial relationship with the Company. Such self-referral prohibitions apply in certain states to additional third party payors, including private insurance companies and workers' compensation programs. Further, the federal anti-kickback statute prohibits persons or entities from offering or receiving remuneration for the referral of patients or the inducement of the purchase of a service covered by Medicare, Medicaid or other state healthcare programs, including payments for the referral of patients to imaging centers.

     In an effort to control costs, non-governmental healthcare payors have implemented cost containment programs which could limit the ability of physicians to refer patients to the Company's facilities. For example, persons enrolled in prepaid healthcare plans such as HMOs often are not free to choose where to obtain imaging services. Rather, the health plan provides these services directly or contracts with providers at favorable rates and requires its enrollees to obtain such services only from such providers. Some insurance companies and self-insured employers also limit testing services to contracted providers. Such "closed" payment systems are now common to combat the rising cost of healthcare. As a result, the Company actively seeks and has obtained managed care contracts to provide imaging services. The Company seeks acquisitions in geographic areas in which in currently has imaging centers in order to create networks which it believes will make it more attractive to obtain exclusive contracts with managed care providers. There can be no assurance that the Company will be able to compete successfully in the managed care arena against larger companies with greater resources.

     A major element of the Company's business strategy is to acquire additional imaging centers. The consideration for these acquisitions may involve cash, notes and a significant number of shares of Common Stock, depending on the size of the acquisition. In connection with acquisitions, on a pro forma basis at September 30, 1996 the Company had approximately $145 million of goodwill and other intangibles on its balance sheet, which will be amortized over varying periods of up to 20 years, resulted in a charge to earnings for the three months ended September 30, 1996 of $1,261,000 and will result in annual charges to income of approximately $7.2 million in 1997 based on the September 30, 1996 pro forma balance sheet. Future acquisitions will most likely result in additional amortization charges. There can be no assurance that the value of such goodwill will ever be realized by the Company.

     The market for imaging services is highly fragmented, with over 2,200 outpatient diagnostic imaging centers nationwide and no dominant national or regional imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more facilities and more managed care organizations putting pricing pressure on the market. The Company competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own diagnostic imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including participation in healthcare plans, quality and timeliness of test results, type and quality of equipment, facility location and availability of patient appointment times. The Company competes primarily on the basis of quality of equipment and service. There can be no assurance that competition in existing or new markets of the Company will not have a material adverse effect on the Company's results of operations. In addition, changes in the regulatory environment in which the Company operates and governmental and private reimbursement policies have increased competition in the industry and could thereby have a material adverse effect on the Company's results of operations.

     The Company has indebtedness that is substantial in relation to its stockholder's equity. The indenture relating to the Debentures imposes significant operating and financial restrictions on the Company. Such restrictions affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur additional indebtedness and pay dividends. These restrictions, in combination with the leveraged nature of the Company, could limit the ability of the Company to effect future financings or otherwise may restrict corporate activities. The indenture permits the Company to incur additional indebtedness under certain conditions, and the

Company expects to obtain additional indebtedness as so permitted.

     The Company's leverage could have important consequences including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) the Company's leverage may hinder its ability to adjust rapidly to changing market conditions; and (iv) the leverage could make the Company more vulnerable in the event of a downturn in general economic conditions or its business.

     All of the above factors may be difficult for the Company the forecast, and these or other factors can materially affect the Company's operating results and stock price over time. Further, market prices for the Company's securities are influenced by a number of factors, including quarterly variations in the financial results of the Company and any competitors, changes in earnings, estimates by analysts, the health care industry and the overall economy and the financial markets. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance.

Escrow Shares

     In connection with the initial public offering, stockholders of the Company deposited the Escrow Shares, which will be released to such stockholders if the Company attains certain earnings before taxes in 1996. As a result of the issuance of approximately 12.3 million shares of Common Stock through the exercise of the Class A and Class B Warrants, the earnings target for the release of such shares is now over $40 million for 1996. Based on results of operations for the first nine months of 1996, the Company believes that such earnings will not be attained. Accordingly, such 1,152,000 shares are likely to be canceled effective December 31, 1996 and contributed to capital, which will not have any effect on the Company's earnings.

                                     PART II

Item 4.    Submission of Matters to a Vote of Security Holders

     On September 19, 1996, the Company held its annual meeting of stockholders, at which eight directors were elected, the Company's name change was approved, amendments to the Company's 1995 Long Term Incentive Plan were approved and the appointment of Arthur Andersen LLP as independent accountants was ratified. Following are the voting results:

          1. Election of each of the following persons as a Director:


                                       FOR                    WITHHOLD

         Amos Almand, III           14,328,980                191,247
         Jeffrey Goffman            14,458,980                 61,247
         Keith Hartley              14,458,980                 61,247
         Charles Jacobson           14,458,980                 61,247
         Michael D. Karsch          14,458,980                 61,247
         Laurans Mendelson          14,328,980                191,247
         Joseph A. Paul             14,458,980                 61,247
         Gordon Rausser             14,458,980                 61,247

          2. Ratification of the proposed amendment to the Certificate of Incorporation of the Company changing the Company's name to US Diagnostic
     Inc.:

For: 14,428,990  Against: 46,275  Abstain: 41,217   Broker Nonvotes: 3,745

          3. Approval and ratification of the amendments to the Company's 1995 Long-Term Incentive Plan:

For: 7,126,354   Against: 64,349  Abstain: 114,257  Broker Nonvotes: 6,636,267

          4. Approval and ratification or Arthur Andersen LLP as the Company's independent auditors:

For: 14,428,990  Against: 61,110  Abstain:  30,127  Broker Nonvotes: 0

Item 5.    Other Information

Medical Imaging Centers of America, Inc.

     On November 12, 1996, the Company completed its previously announced merger (the "Merger") with Medical Imaging Centers of America, Inc. ("MICA"). Pursuant to the Merger, each outstanding share of MICA's common stock ("MICA Common Stock"), was converted into a right to receive $11.75 in cash (the "Merger Consideration"). Each option to purchase MICA Common Stock (each a "MICA Option") was cancelled and each holder of a MICA Option became entitled to a cash payment equal to the product of the total number of shares subject to the MICA Option and the excess of $11.75 over the exercise price per share of the MICA Common Stock subject to the MICA Option.

     On September 29, 1996, Raytel Medical Corporation ("Raytel"), which owns 51% of the Orlando Diagnostic Center (ODC"), commenced litigation in the Superior Court of San Diego County seeking to enjoin the Merger and certain unspecified damages. The complaint alleged that MICA breached a joint venture agreement and partnership agreement relating to ODC by entering into the merger agreement with the Company relating to the Merger since the Company operates two imaging centers in Orlando. The complaint also asserted claims against MICA and the Company for intentional interference with economic relations and conspiracy to interfere with economic relations.

     On November 7, 1996, the court denied Raytel's request to enjoin the Merger. The court ordered the parties to appoint an independent receiver at USD's and MICA's expense to manage ODC until the dispute is resolved in order to maintain the status quo. The court also denied Raytel's request requiring MICA to sell its 49% interest in ODC to Raytel for the fair market value or at a price no higher than the price offered by MICA to Raytel for Raytel's interest in ODC.

     The Company believes that the dispute will be resolved shortly and will not have a material effect on the Company as ODC has been marginally profitable in recent years.

Sale of Clinical Laboratory Business

     In August 1996, the Company completed the sale of its clinical laboratory business to Medlab Inc. for $3 million of Medlab preferred stock. The Company recognized a noncash loss on the sale of $536,312 on the sale during the three months ended September 30, 1996.

Other Transactions

     In August 1996, the Company acquired 70% of the capital stock of Integrated Health Concepts Inc., which owns eight centers in the Houston, Texas area.

     In September 1996, the Company completed the acquisition of Medical Marketing Development, Inc. ("MMD"), a company which provides management services to imaging centers. In October 1996 the Company completed the acquisition of four imaging centers in the New York area. MMD had provided management services to all four centers. Alan Winakor, president of MMD, joined the Company as Senior Vice President-Northeast Region.

     Effective November 1, 1996, the Company acquired 80% of the capital stock of Lee Imaging Group, Inc., which provides management and administrative services to physicians practicing cardio-diagnostic medicine, including nuclear cardiology, in 16 facilities in the New York area. Lawrence Lee, its president, joined the Company as Vice President responsible for the Company's nuclear medicine business.

     Since September 30, 1996, the Company also completed the acquisition of three imaging centers in San Antonio, Texas and divested its partnership interest in an imaging center in San Luis Obispo, California. As of November 12, 1996 the Company owned 106 centers.

Item 6.    Exhibits and Reports on Form 8-K

   Exhibits:

2.1 Agreement and Plan of Merger, dated as of August 1, 1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America, Inc., a California Corporation.(10)
10.1   1993 Stock Option Plan(1)
10.2 Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus. L.P.(1)
10.3   Amended Employment Agreement with Jeffrey Goffman(1)
10.5   Employment Agreement with Robert Burke, M.D.(1)
10.6   Form of Consulting Agreement with HPM Inc.(1)
10.7   Consulting Agreement with MED LNC Inc.(1)
10.8   Equipment Lease with Ventura Partners.(1)
10.9 Form of Lease between the Company and Murry Goodman with respect to Phillips Point.(1)
10.10  Lease between the Company and United Properties Co.(1)
10.11 Asset purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.12 Equipment Lease dated as of December 31, 1994 between Santa Fe Imaging Center Ltd.(1) and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company.(2)
10.13 Property lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd.(1) and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company.(2)
10.14 Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.15 Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.16 Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.17 Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.18  Guaranty dated as of February 27, 1995 of the Company.(3)
10.19 Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostic, Inc. and Jeffrey J. Laborde, M.D.(4)
10.20 Employment Agreement dated as of February 15, 1995 among the Company, the Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.21  1995 Long Term Incentive Plan(5)
10.22  Consulting Agreement with Gordon Rausser(5)
10.23  Consulting Agreement with Coyote Consulting(5)
10.24  Consulting Agreement with Sawgrass Consulting(5)
10.25 Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
10.26 Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center,

       Inc., a subsidiary of the Company(6)
10.27 Employment Agreement dated as of August 1, 1995 between the Company and David Cohen(6)
10.28 Employment Agreement dated as of January 1, 1996 between the Company and Todd Smith(7)
10.29  Amendment to Employment Agreement of Jeffrey Goffman.(7)
10.30  Amendment to Employment Agreement of Robert Burke, M.D.(7)
10.31  Amendment to Coyote Consulting Agreement (7)

10.32 Merger Agreement dated as of February 27, 1996 among the Company, U.S. Imaging, Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company.
       (8)
10.33 Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust.(8)
10.34 Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company.(9)
10.35 Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group.(9)
10.36 Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul.(9)
10.37 Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch.(9)
10.38 Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw.(9)
10.39 Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation.(10)
10.40 Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation(10)
11     Earnings Per Share Calculation
27     Financial Data Schedule


-----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)
(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20, 1994.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536)
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 30, 1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(8) Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1996.
(9) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996.
(10) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996.
(11) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
(b) The Company did file a Report on Form 8-K dated July 24, 1996 reporting the acquisition of MeditTek Health Corporation.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   US DIAGNOSTIC INC.


Dated: November 14, 1996           By:  /s/ Jeffrey A. Goffman
                                      ------------------------------------------
                                               Jeffrey A. Goffman
                                      Chairman and Chief Executive Officer


                                   By:  /s/ Paul Andrew Shaw
                                      ------------------------------------------
                                               Paul Andrew Shaw
                                      Vice President and Chief Financial Officer