Form 10-K
period 1996-12-31
U S DIAGNOSTIC INC
filed 1997-04-11
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                                       or

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES  EXCHANGE ACT OF 1934 FOR THE
    TRANSITION PERIOD FROM       ______ to  _______

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
                 (Name of Small Business Issuer in its charter)

          DELAWARE                                         11-3146389
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

777 SOUTH FLAGLER DRIVE, SUITE 1201 EAST, WEST PALM BEACH, FLORIDA     33401
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:  (561) 832-0006

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such report(s), and
(2) has been subject to the filing requirements for the past ninety (90) days. YES X NO

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year.  $102,061,282.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1997 was approximately $110,378,000 based on the last sales price of the common stock on March 31, 1997.

As of March 15, 1997, 23,761,217 shares of common stock, $.01 par value, of the registrant were issued and outstanding.

See Part III for incorporation by reference for information to be filed with the Securities and Exchange Commission pursuant to General Instruction E.3. to Form 10-KSB.

                                     PART I

           ITEM 1.        BUSINESS.

           GENERAL

      US DIAGNOSTIC INC. (the "Company") is the nation's largest operator of outpatient diagnostic imaging and related facilities ("Facilities"). The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), mammography, x-ray and ultrasound equipment. The Company also offers nuclear medicine services utilizing Single Photon Emission Tomography ("SPECT") equipment, as well as radiation oncology and therapy services utilizing linear accelerators and related equipment. The type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and debilitating for patients.

      During 1996 the Company acquired more imaging centers than any other company in the nation and became the largest operator of facilities offering such services in the United States. The Company believes that the management systems employed in, as well as the fragmented nature of, the diagnostic testing industry provide a continuing opportunity to grow through acquisitions. Industry sources estimate that there are over 2,200 imaging centers currently operating in the United States, the substantial majority of which are owned and operated on an independent basis. The Company believes that there are and will continue to be many attractive acquisition opportunities because imaging center operators are finding it more difficult to compete independently as managed care becomes more prevalent. The Company believes that managed care and other third-party payors will increasingly prefer to contract for services on a national or regional basis, and that the Company's development of a multi-regional network of centers will assist it in obtaining such contracts on favorable terms.

      Since its inception in 1993, the Company has acquired 120 fixed-site Facilities in 18 states including four radiation oncology therapy centers, and eight mobile MRI systems. The Company believes that the mix of services provided at its Facilities, which include anatomical and functional imaging as well as cancer therapy, will (i) provide cross referral opportunities, and (ii) increase the Company's ability to serve as a one-stop provider of such services to increasingly important managed care organizations.

      The Company's growth strategy has revolved around the acquisition of Facilities that either are, or have the potential to be the highest volume facility in their markets and appeal to managed care payors. Upon acquisition, the Company undertakes measures designed to improve the operating performance of the Facility, including consolidating financial and administrative functions, implementing new marketing programs and making upgrades and investments in new equipment as needed. In addition, the Company is often able to renegotiate debt, equipment leasing, radiology and supply agreements to increase cash flow and operating efficiencies.

      The Company generally acquires Facilities from: (i) owner/operators which may not be in compliance with regulations restricting referring physician ownership; (ii) owner/operators seeking management expertise, access to managed care contracts and/or other resources; and (iii) established companies which already own several Facilities within a concentrated region. In addition, the Company has and intends to continue to enter into joint ventures with physician practice management ("PPM") companies, hospitals or other entities which desire access to diagnostic imaging technologies but lack sufficient financial or managerial resources. To date, the Company has evaluated only a fraction of the potential acquisition candidates in the industry and intends to pursue additional acquisition opportunities.

      The Company was incorporated in Delaware on June 17, 1993. The Company's executive offices are located at 777 S. Flagler Drive, West Palm Beach, Florida 33401, its telephone number is (561) 832-0006/(800) 7-USDLAB and its web site is at WWW.USDL.COM. Unless the context otherwise requires, all references to the "Company" include US DIAGNOSTIC INC. and its subsidiaries.

      STRATEGY

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

      During 1996, the Company achieved its objective of becoming the leading provider of outpatient diagnostic imaging and related services in the United States. Having achieved this objective, the Company plans to continue to integrate the Facilities, and to strengthen its presence in existing markets and expand its geographic base. The Company intends to implement this objective by utilizing a multi-faceted strategy for internal and external growth as follows:

      FOCUS PRIMARILY ON DIAGNOSTIC TESTING AND RELATED FACILITIES. The Company believes that significant consolidation opportunities exist to further build upon its national presence. The diagnostic imaging industry remains highly fragmented with over 2,200 outpatient centers. Despite the substantial consolidation activity during 1996, the second and third largest chains of outpatient centers in this segment - HealthSouth Corporation and Medical Resources Inc. account for less than five percent of the overall market.

      ACQUIRE ADDITIONAL IMAGING CENTERS. The Company generally acquires Facilities from: (i) owner/operators which may not be in compliance with regulations restricting referring physician ownership; (ii) owner/operators seeking management expertise, access to managed care contracts and/or other resources; and (iii) established companies which already own several Facilities within a concentrated region. In addition, the Company has and intends to continue to enter into joint ventures with PPM companies, hospitals or other entities which desire access to diagnostic imaging technologies but lack sufficient financial or managerial resources. To date, the Company has evaluated only a fraction of the potential acquisition candidates in the industry and intends to pursue additional acquisition opportunities.

       In evaluating an acquisition candidate, the Company analyzes a number of strategic characteristics, including the mix of services provided, the nature of services demanded in the market versus those currently provided by the candidate, the presence and strength of local competition, net revenues, operating income, insurance reimbursement and historical referral and volume patterns. The Company believes that there are and will continue to be many attractive acquisition opportunities because imaging center operators are finding it more difficult to compete independently as managed care becomes more prevalent. As the Company has grown, it continues to seek multiple-facility acquisitions to accelerate its growth rate. There can be no assurance that the Company will be able to acquire additional imaging centers.

      ACHIEVE OPERATING EFFICIENCIES. The Company utilizes its management expertise and systems to operate Facilities which previously lacked professional management. The Company consolidates certain aspects of operations, such as accounting, administration, billing, collections, marketing and purchasing, and believes that it can realize significant economies of scale. By rendering support and management functions, the Company enables the physicians providing services at the Facilities to spend more time focusing on patient care, quality control and marketing, thereby increasing the utilization rate of the Company's diagnostic equipment which in turn positively impacts revenue.

      ENHANCE MANAGEMENT INFORMATION SYSTEMS. In order to assimilate and effectively manage the Company's rapid growth, the Company has allocated several million dollars towards the development of a state-of-the-art information system. The Company's management is working with software products from companies such as Microsoft Corporation, MCI Communications, IBM, Oracle, Medic, Consort and Informix to implement a client/server-based information system over a wide-area network. This system will be designed to enable the Company to re-engineer and standardize the workflow process of each Facility and implement a regional consolidation of its billing and collection operations. The new information system will be designed to give management standardized real-time reporting and on-line access to its Facilities nationwide.

      CONTRACT WITH MANAGED CARE PROVIDERS. The Company actively pursues contractual arrangements with managed care organizations. The Company believes that third-party payors will increasingly prefer to contract for service on a national or regional basis, and that the Company's development of a network of centers will assist it in obtaining such contracts on favorable terms. Senior management of the Company actively markets the Company's services to administrators of managed care organizations in regions where the Company operates Facilities.

      UPGRADE EXISTING MEDICAL TECHNOLOGIES. The Company offers state-of-the-art diagnostic imaging and therapeutic technologies at many of its Facilities. It has upgraded the MRI, CT and nuclear medicine equipment at several locations following acquisitions, resulting in improved image quality and increased referring physician satisfaction. The Company also has begun installing new high quality "Open MRI" equipment at certain locations to accommodate a substantial number of patients who would otherwise forego this procedure due to obesity or claustrophobia. In addition, the Company is adding new modalities and procedures at most of its Facilities. Most of the new technologies are designed to enhance the Company's revenue mix, and shorten examination times resulting in increased capacity and profitability.

      EXPANDING SERVICE OFFERING WITH COMPLEMENTARY MEDICAL PROCEDURES. The Company is rolling-out medical services that are complementary to its core imaging operations. These include: (i) pain management which is performed by anesthesiologists to reduce patients' pain and possibly avoid the need for surgery; and (ii) bone densitometry which is a specialized x-ray procedure that precisely quantifies bone density at the spine, femur and other skeletal sites for diagnosis and treatment of osteoporosis.

      PROFESSIONAL MARKETING. In order to expand referral sources, the Company provides marketing training and materials to Facility personnel in order to market to area physicians and third-party payors such as managed care organizations. Most Facilities have previously focused their marketing efforts only on physicians and not managed care organizations. The Company utilizes a variety of marketing techniques in the community where it does business, including meetings between the Facility administrators or account executives and referring physicians and/or their staff, financial and social seminars, mailings of technical case studies and clinical articles.

      PROVIDE MANAGEMENT SERVICES TO UNAFFILIATED CENTERS. In addition to providing management services to its own Facilities, the Company offers its management services to independent diagnostic centers, private radiology practices and hospital radiology practices. The Company believes that its expertise may potentially be useful for practices that have not had the benefit of professional management. Each client is able to contract for individual or a full range of services, including accounting, billing, collections, debt consolidation, management information systems, purchasing and human resources. The Company anticipates that it will price its services using a number of methods, including fee-for-services, percentage of revenue or savings, capitation or on a project basis.

      PARTNERING WITH HOSPITALS AND RADIOLOGY GROUPS. Currently, the Company has several joint ventures to provide services at hospitals with large companies such as Columbia/HCA, Tenet Healthcare and Universal Health Services. Hospitals are increasingly moving towards outsourcing various components of their operations. The Company believes opportunities exist to enter into agreements with many hospitals to manage their in-patient radiology departments.

      JOINT VENTURES WITH PPM COMPANIES. In July 1996, the Company entered into a joint venture with PhyCor, Inc. in Jacksonville, Florida. By vertically integrating the imaging provider and the physician's gatekeepers to obtain exclusive managed care contracts in a given geographic area, the Company expects to be able to maintain a predictable level of utilization that will help lower average costs.

INDUSTRY OVERVIEW

      Imaging centers have played a vital role in the healthcare delivery system by offering diagnostic services such as MRI, CT, X-ray and mammography in an outpatient setting. Diagnostic imaging procedures are used to diagnose various diseases and physical injuries through the use of MRI, CT, mammography, X-ray, ultrasound and other technologies. The use of non-invasive diagnostic imaging has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, risky and debilitating for patients. While conventional X-ray continues to be the primary imaging modality in the number of procedures performed, the use of the more sophisticated MRI and CT procedures has increased due to their increased diagnostic capabilities.

      The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, the enactment of new government reimbursement programs in 1983 put strict controls on inpatient reimbursement, which led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some such as positron emission tomography ("PET") scanners are relatively expensive and are not considered cost-effective for most procedures. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax shelters were being eliminated.

      Imaging centers are typically independently owned and managed. The industry is highly fragmented, which is reflected in the fact that at December 31, 1996, there was no dominant national imaging services provider. At December 31, 1996, no entity owned more than 120 centers and the ten largest operators owned a total of approximately 300 centers, or less than 13% of the total number of imaging centers. Generally, independent operators have not performed well in recent years because they have not adapted well to the managed care environment, utilize aging equipment or have poor locations, suffer from decreased reimbursement and have been restricted by the self-referral and anti-kickback restrictions.

    Total spending on diagnostic imaging services in the United States is estimated to be between $56 billion and $70 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's 2,200 outpatient testing facilities, especially in relation to the roughly $10 billion subsector of advanced imaging services, which includes MRI and CAT scans.

    Payment for services comes primarily from third-party payors, such as private insurers (traditional indemnity and Blue Cross/Blue Shield plans), managed health plans (HMOs, PPOs), government payors (Medicare, Medicaid), and state-run worker's compensation programs. Some centers have significant relationships with attorneys specializing in personal injury litigation. Typically, large third-party payors, especially managed care programs and Medicare/Medicaid, demand significant discounts from the list prices paid under direct-bill circumstances.

IMAGING INDUSTRY BACKGROUND

    Outpatient imaging centers began to develop in significant numbers in the 1980s, concurrent with changes in Medicare reimbursement and the commercial introduction of MRI and other advanced imaging techniques.

    When Congress reformed Medicare in 1983 - putting strict controls on reimbursement for inpatient medical costs - many services such as diagnostic imaging moved to outpatient settings. Imaging centers were well suited to the concept of hospital and physician joint ventures, which were very popular in the 1980s, as hospitals tried to minimize the risk inherent in investing in expensive medical equipment and as physician groups sought safe investment opportunities. As new research escalated the number of clinical applications of various testing modalities (MRI, in particular), utilization trends exhibited strong growth, encouraging an expansion in the industry that met little resistance in a friendly regulatory environment. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the U.S. increased from roughly 700 to over 2,000.

    The industry generally suffered setbacks in 1993, as utilization levels generally stabilized and reimbursement per test declined sharply. Utilization rates stopped growing primarily for three key reasons: (i) the threat of sweeping government health care reform put expensive procedures under increased scrutiny; (ii) market forces - arriving in the form of managed care - also discouraged providers from ordering all but absolutely necessary tests; and
(iii) under the Stark laws, Medicare no longer would provide reimbursement for tests carried out at centers in which the referring physician had any ownership interest. Diagnostic imaging was exempt from the original Stark anti-kickback law (passed in 1989), but the effort to flush out any existing overutilization of imaging services began to form in advance of Stark II

(passed in 1993), which updated the original legislation by including diagnostic imaging.

    In general, the income generated by imaging centers declined sharply during 1993 and 1994. Flat utilization and declining reimbursement - principally due to rollbacks in Medicare reimbursement and discounted fee-for-service demands from managed care payors - struck an industry characterized by heavy fixed costs and an excess of capacity. Sales of new MRI machines dropped in 1993 as the earnings prospects of centers became less attractive; what new systems were sold were principally for replacement of old equipment. Additionally, to address overcapacity many states instituted Certificate of Need (CON) laws to limit the number of systems like MRI. Since the early 1990s, the total installed base of MRI systems has remained relatively flat, a trend more or less symptomatic to all diagnostic imaging services.

    In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels - the first increase in at least four years. Even the public HMOs, which have suffered in 1996 from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. Thus, the Company believes that further decreases in the average reimbursement per test will be mostly attributable to payor mix shifts to more managed care business. However, there is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

ACQUISITIONS

      The following is a list of the Company's completed acquisitions .

DATE                       NAME                         LOCATION                 BUSINESS                 OWNERSHIP %
----                       ----                         --------                 --------                 -----------
10/93      Havertown Medical Laboratory(1)           Havertown, PA        Clinical Blood Lab                  100%
6/94       Computerized Medical Imaging Center       Sherman Oaks, CA     Multi-Modality Imaging             56.9
8/94       Columbus Diagnostic Center                Columbus, GA         Multi-Modality Imaging              100
11/94      Alpha Laboratory(1)                       Havertown, PA        Clinical Blood Lab                  100
12/94      Morton Clinical Laboratory(1)             Morton, PA           Clinical Blood Lab                  100
1/95       Santa Fe Imaging Center                   Santa Fe, NM         Multi-Modality Imaging              100
2/95       Laborde Diagnostic Center                 Lafayette, LA        Multi-Modality Imaging               80
               Southern Diagnostic Center            Lafayette, LA        Multi-Modality Imaging               80
2/95       Community Radiology of Virginia           Bluefield, VA        Multi-Modality Imaging              100
                                                     Princeton, WV        Multi-Modality Imaging              100
3/95       Arrow Medical Lab (1)                     Philadelphia, PA     Clinical Blood Lab                  100
7/95       Salisbury Imaging Center                  Jacksonville, FL     Multi-Modality Imaging               50
8/95       Orange Park Diagnostic Center             Jacksonville, FL     Multi-Modality Imaging               50
9/95       San Francisco MRC                         San Francisco, CA    MRI                                 100
10/95      Advanced Medical Imaging Center           Montgomery, AL       Multi-Modality Imaging              100
11/95      FutureCare Affiliates, Inc.                                                                        100
               Valley Presbyterian MRC               Van Nuys, CA         MRI                                56.9
           San Luis Obispo Diagnostic                San Luis Obispo, CA  Multi-Modality Imaging               60
                Center(1)
12/95      Modesto Imaging Center                    Modesto, CA          Multi-Modality Imaging              100
4/96       US Cancer Care Inc.                       Modesto, CA          Radiation Therapy Centers          50.1
6/96       US Imaging                                Houston, TX          Imaging Chain                       100
5/96       Wilkes  Barre Imaging                     Wilkes Barre, PA     MRI                                  60
7/96       Owner Diagnostic                          California           MSO                                67.5
7/96       Allegheny MRI                             Pittsburgh, PA       Imaging Chain                       100
6/96       South Coast Radiologists                  Coos Bay, OR         Multi-Modality Imaging              100
6/96       Heights Imaging Center                    Haddon Heights, NJ   Multi-Modality Imaging              100
7/96       MediTek Health Corp                       Miami, FL            Imaging Chain                       100
7/96       Ft. Lauderdale Regional MRI Center        Ft. Lauderdale, FL   MRI Center                          100
8/96       LINC Imaging                              California           3  Imaging Centers                  100
8/96       Integrated Health Concepts                Houston, TX          Imaging Chain                        70
9/96       Alliance Group International              San Francisco, CA    Physician/Imaging Hospital         50.1
                                                                          Management Company
11/96      San Antonio Diagnostic Imaging            San Antonio, TX      Imaging Chain                       100
10/96      Medical Marketing Development             New York             Imaging Management Company          100
10/96      MRI of Monmouth                           Tinton Falls, NJ     MRI Center                          100
10/96      Narrows MRI                               Brooklyn, NY         MRI Center                          100
10/96      Metropolitan Imaging                      Garden City, NY      Multi-Modality Center               100
10/96      Grammercy MRI                             New York, NY         MRI Center                          100
11/96      Dayton Medical Imaging                    Dayton, OH           Imaging Chain                       100
11/96      Lee Imaging                               New York, NY         Nuclear Imaging Chain                80
11/96      MICA                                      San Diego, CA        Imaging Chain - Fixed and           100
                                                                          Mobile
2/97       Medical Diagnostics, Inc.(2)              Boston, MA           Imaging Chain - Fixed and           100
                                                                          Mobile

-----------------
(1)   Sold in 1996
(2)   See Note 20 to Consolidated Financial Statements

      The Company has entered into a non-binding letter of intent to acquire American Shared Hospital Services ("AMS") for approximately $16.8 million of the Company's Common Stock. The transaction, as announced, calls for the Company to issue common stock with a value of $2.40 per share for each outstanding share of AMS (approximately 7.0 million shares). As previously announced, recent events at the Company have delayed the Company's efforts to proceed with the AMS acquisition.

      Each Facility acquired by the Company generally is the dominant or sole non-hospital-affiliated outpatient facility in its geographic market and has a strong physician referral base and/or numerous managed care contracts. Following an acquisition, the Company provides management and administrative systems, marketing and technical support, centralized billing, collection and payable services and often is able to renegotiate debt, equipment leasing, radiology and supply agreements to immediately increase cash flow and operating efficiency at its Facilities. The Company has also added additional modalities and new technologies to many of its centers in order to further increase revenues.

      The Company has financed its acquisitions with cash, notes, equipment leases, assumption of indebtedness, public and private offerings of debt and equity securities and combinations of the foregoing and expects to finance future acquisitions similarly. The Company generally seeks to acquire at least an 80% interest in a center, but in certain cases only purchases a majority interest. In certain of the acquisitions, a portion of the Common Stock issued is held in escrow pending the attainment of certain agreed upon revenue or earnings targets of the acquired Facility. The Company also has entered into long-term radiology agreements with radiologists who were owners of centers purchased by the Company. In connection with certain acquisitions, the Company also entered into property leases at fair market value for the facility, many of which are with the physician partnership that was the seller of the center. See
Item 1 - Business - Recent Developments for information regarding the Company's retention of an investment banking firm to explore possible business combinations.

IMAGING OPERATIONS

      Prior to completing the acquisition of a Facility, the Company evaluates the efficiency of operations. The Company seeks to utilize its management expertise and purchasing power to more efficiently manage and increase the cash flow of Facilities while maintaining the highest level of service to physicians and managed care organizations. By centralizing such functions as payables, payroll, maintenance, collections, accounting and purchasing after an acquisition, the Company is able to realize economies of scale while allowing Facilities to place more emphasis on providing efficient and quality care. The Company is also able to utilize its credit quality to receive preferential rates from major equipment vendors and lessors and the Company's volume of business permits it to qualify for discounts for equipment maintenance and film, which are substantial operating expenses of Facilities.

    Diagnostic imaging services are performed on an outpatient basis by experienced radiological technicians. After the diagnostic procedures are completed, the images are reviewed by radiologists who have contracted with the Company. These radiologists prepare a report of the tests and their findings, which are then delivered to the referring physician. Additionally, upon request, a report of any critical abnormality, or "stat report," is provided by phone as soon as the test is completed and evaluated.

    Each of the Company's Facilities have agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologist compensation averages 15-18% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The majority of the centers bill and collect globally for their technical services and the professional services of the interpreting physicians.

    Imaging revenues are dependent to a large extent upon the acceptance of outpatient diagnostic imaging procedures as covered benefits under various third-party payor programs. In order to receive reimbursement for these services, payment must be approved by private insurers or the Medicare and Medicaid reimbursement programs. Although the Company intends to continue participation in such reimbursement programs, there can be no assurance that its imaging procedures will continue to qualify for reimbursement.

    In February 1997, the Company acquired Medical Diagnostics, Inc. ("MDI"), which is based in Wilmington, Massachusetts. The Company, through its newly acquired subsidiary, MDI, owns and manages fixed and mobile imaging centers in three distinct regions covering five states, Massachusetts, New York, Virginia, West Virginia and Tennessee. MDI owns and operates two fixed-site hospital based MRI centers in Massachusetts, owns and operates an additional eight mobile MRI systems, manages two others which service over 40 hospitals in these five states and operates a fleet of nuclear SPECT cameras.

    RADIATION THERAPY

    Radiation oncology therapy, the treatment of cancer with high energy radiation, is commonly used to destroy localized tumors and to reduce pain and other symptoms. This therapy is typically provided under the care of a radiation oncologist, a physician with additional subspecialty training in radiation oncology. Due to cost-containment initiatives, the trend in cancer therapy, like that of diagnostic imaging, has been to provide this treatment in an outpatient setting. The Company believes that radiation oncology services are complementary to the imaging services business currently conducted by the Company and that there are significant acquisition opportunities in this area.

    In 1996, the Company purchased 50.1% of a company that owns and operates three therapy centers in northern California, one of which is next to the Company's Modesto Facility.

    MANAGEMENT SERVICES

    In addition to providing practice management services to its own Facilities, the Company recently began offering its management services to independent diagnostic centers and radiology practices. The Company believes that its expertise will be useful for practices that have not had the benefit of professional management. Each client is able to contract for individual services or a full range of services, including accounting, billing, collections, management information systems, purchasing and human resources. The Company anticipates that it will price its services using a number of methods, including fee-for-services, percentage of revenue or savings, capitation or on a project basis.

    CLIENTS AND PAYORS

    The Company is highly dependent on referrals from physicians who have no contractual obligation or economic incentive to refer patients to the Company's Facilities. Each Facility currently receives referrals from several hundred physicians. If a sufficiently large number of physicians elected at any time to stop referring patients to the Company, it would have a material adverse effect on the Company's revenues and results of operations. In particular, due to the potential for disruption of the physician relationship in connection with the assumption of control of a Facility, there can be no assurance that the

Company will retain all of the business conducted by that Facility at the time of its acquisition.

      In 1996, revenues from Blue Cross/Blue Shield and other insurance carriers accounted for approximately 11% of the Company's revenues, Medicare and Medicaid accounted for approximately 15% of revenues, managed care accounted for approximately 45% of revenues and the remainder was derived directly from patients and worker's compensation cases.

      The Company is a party to over 1,000 managed care contracts which require it to provide services on a fixed-fee for service basis. All Facilities are attempting to obtain additional managed care contracts.

      During 1996, the Company began to centralize billing and collection, on a regional basis. It is anticipated that this process will be completed by the end of 1997. Due to cash flow and technical considerations, the Company generally takes several months to consolidate billings of a Facility after its acquisition. None of the Facilities has experienced any significant collection problems. The collection period is currently averaging 95 days for the Company.

COMPETITION

      The market for diagnostic imaging services is highly competitive. The market is highly fragmented, with over 2,200 outpatient diagnostic imaging centers nationwide and no dominant national imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more Facilities and more managed care organizations putting pricing pressure on the market. The Company competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own diagnostic imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including participation in healthcare plans, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. Most of the Company's Facilities are the largest non-hospital-affiliated outpatient diagnostic imaging facilities in their geographic area. Competition in the radiation oncology therapy market is similar to the competition in the imaging market.

REGULATION AND REIMBURSEMENT

      OVERVIEW. The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid and Blue Cross/Blue Shield plans, increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the federal and state levels to regulate healthcare delivery in general and radiology services in particular. The Company believes that reductions in reimbursement for Medicare services may be implemented from time to time, which may lead to reductions in the reimbursement rates of other third party payors as well. The Company cannot predict the effect healthcare reforms may have on its business, and there can be no assurance that such reforms will not have a material adverse effect on the Company's operations. All of the Company's Facilities are subject to governmental regulation at the federal, state and local levels.

      REGULATION OF OUTPATIENT IMAGING SERVICES. The operation of outpatient imaging centers requires a number of licenses, including licenses for technical personnel and certain equipment. Licensure requirements may vary somewhat from state to state in the states in which the Company does business. The Company believes that it is in material compliance with applicable licensure requirements. The Company further believes that diagnostic testing will continue to be subject to intense regulation at the federal and state levels and cannot predict the scope and effect thereof.

      Diagnostic imaging centers performing mammography services must meet federal, and in some jurisdictions, state standards for quality as well as certification requirements. Under regulations issued by the Federal Food and Drug Administration ("FDA") pursuant to the Mammography Quality Standards Act of 1992 ("MQSA"), all mammography Facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each Facility providing mammography services must: undergo an annual mammography facility physics survey; be inspected annually and pay an annual inspection fee; meet qualification standards for interpreting physicians, mammography technologists, and medical physicists; meet certification requirements for adequacy and training and experience of personnel; meet quality standards for equipment and practices; and meet various requirements governing record keeping of patient files. Conformance with these standards is required to obtain payment for Medicare services, and to avoid various sanctions, including monetary penalties, or suspension of certificates. Although all of the Company's Facilities are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification.

      REIMBURSEMENT FOR RADIOLOGY SERVICES. In general, Medicare reimburses radiology services under a physician fee schedule which covers services provided not only in a physician's offices, but also in freestanding Facilities, portable X-ray suppliers, hospitals and other entities. The scheduled amount is based on a resource-based relative value scale, recognizing three separate components of the physician's services: professional, technical and malpractice. For radiology there are separate Medicare scheduled amounts for the professional component of a service or procedure (I.E., the physician's time) and the technical component of the service or procedure (I.E., services and supplies necessary to perform the procedure).

       Congress and the U.S. Department of Health and Human Services ("HHS") have taken various actions over the years to reduce reimbursement rates for radiology services and proposals to reduce rates further are anticipated. There have been many proposals discussed within the last few years to further modify reimbursement. The Company is unable to predict which, if any, proposals will be adopted. Any reductions in Medicare reimbursement for radiology services could have a material adverse effect on the Company. In 1990, Congress extended Medicare benefits to include coverage of screening mammography. To receive Medicare reimbursement for such services, mammography Facilities must meet existing prescribed quality standards for screening mammography. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography. The Company's Facilities meet all prescribed quality standards.

      REIMBURSEMENT FOR RADIATION ONCOLOGY THERAPY SERVICES. Radiation therapy services are regulated on the federal level similar to imaging services, and Medicare reimbursement for treatment is calculated using a similar physician fee schedule.

      REGULATION OF RADIOLOGY OWNERSHIP; FRAUD AND ABUSE. Medicare payment rules discourage physicians from maintaining an investment interest in radiology operations. The Omnibus Budget Reconciliation Act of 1989 ("OBRA 89") contains provisions which, effective as of January 1, 1992, prohibit physicians from referring Medicare or Medicaid patients to clinical laboratories in which the physician has an economic interest. In 1993, Congress extended the physician self-referral prohibition, effective January 1, 1995, to entities providing other designated health care services, including radiology or other diagnostic services, including magnetic resonance imaging, CAT scans and ultrasound services, and radiation therapy services. Violations of these provisions (commonly known as the "Stark Laws") may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties and/or exclusion from the Medicare and Medicaid programs.

      The Anti-Fraud and Abuse Amendments to the Social Security Act prohibit the solicitation, payment, receipt or offer, directly or indirectly, of any remuneration for the referral of Medicare or Medicaid patients or for the provision of services, items or equipment which may be covered by the Medicare or Medicaid programs. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

      In addition to federal restrictions, which are generally applicable to Medicare and Medicaid patients, a number of states in which the Company operates Facilities have enacted prohibitions against physicians referring patients to entities in which they have an ownership interest. Such state laws generally apply to all patients, not just participants in the Medicare and Medicaid programs. The Company has structured its acquisitions of physician-owned ventures in a manner which it believes does not raise significant issues under federal or state anti-kickback and self-referral regulations.

      CORPORATE PRACTICE OF MEDICINE; FEE SPLITTING. The operation of the Facilities may be subject to the laws of certain states which prohibit the practice of medicine by non-physicians and/or the splitting of fees between physicians and non-physicians. The Company believes its operations are conducted in material compliance with existing applicable laws relating to the corporate practice of medicine and fee splitting. In response to such laws, in certain states, the Company may operate Facilities pursuant to a management agreement with a physician group rather than operating the Facility directly and contracting with the physicians for professional medical services.

      INFECTIOUS WASTES. The Company is also subject to licensing and regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may be denial of the right to conduct business, significant fines and criminal penalties, any of which, if imposed, could have a material adverse effect on the Company. The Company believes that it is in substantial compliance with all applicable laws and regulations relating to these materials.

    INSURANCE

      The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company has readily obtained and currently maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

       EMPLOYEES

      At March 15, 1997, the Company had approximately 1,300 full time employees, none of whom are represented under union contracts. The Company considers its relations with its employees to be good.

      RECENT DEVELOPMENTS

      The Company confirmed that it has retained Smith Barney, Inc. for a variety of purposes including considering and advising on possible financings, acquisitions and diversitures and other strategic alternatives. In connection with this engagement, Smith Barney has been authorized to explore a variety of possible business combinations. No decision has been made, however, to sell the Company nor is there any assurance that any transaction of any nature will take place.

      Jeffrey A. Goffman, former Chief Executive Officer, and Michael Karsch, former Executive Vice President, General Counsel and Secretary, submitted letters in which they purported to invoke constructive termination provisions of their employment contracts.

      At this point, the Company has not made or agreed to make any severance payments to either of Messrs. Goffman or Karsch. Both have employment contracts with the Company, and both have asserted their rights to termination benefits. On the other hand, the Company has reserved its rights under the employment contracts, and is currently investigating potential claims against Messrs. Goffman and Karsch. The Company is currently exploring, through counsel, the possibility of resolving Mr. Goffman's employment contract claims while reserving certain of its rights to pursue claims against him. Also, the Board elected Joseph A. Paul as Chief Executive Officer effective March 31, 1997.

      ITEM 2.   PROPERTIES.

      The Company maintains its executive office in West Palm Beach, Florida occupying approximately 13,300 square feet of space. This lease has an annual rent of $476,000 and expires in 2009. The Company has imaging centers that range in size from approximately 800 to 21,600 square feet. The Company also has 10 regional billing and operational centers, with leases expiring between 1997 and 2006. The aggregate lease expense for 1996 for such leases was approximately $5.9 million. The Company believes that its current Facilities are in adequate condition and otherwise suitable for its current operations.

      ITEM 3.   LEGAL PROCEEDINGS.

    In January 1996, certain shareholders of the Company filed complaints against the Company, Jeffrey A. Goffman, Robert D. Burke, Joseph A. Paul, Amos Almand, III, Coyote Consulting and Financial Services, LLC, and Keith G. Greenberg. Five of six complaints filed are pending currently in the United States District Court for the Southern District of Florida.

      (i) Golden v. U.S. Diagnostic Inc., et al., Case No. 97-8010 CIV-ZLOCH (S.D. Fla.) (filed January 6, 1997);

      (ii) Edelstein v. U.S. Diagnostic Inc., et al., Case No. 97-8011 CIV-RYSKAMP (S.D. Fla.) (filed January 6, 1997; Amos Almand and Coyote Consulting are not named as defendants);

      (iii) Shapiro v. U.S. Diagnostic Inc., et al. Case No. 97-8016 CIV-RYSKAMP (S.D. Fla.) (filed January 7, 1997) (voluntary dismissal filed March 31, 1997);

      (iv) Neuman v. U.S. Diagnostic Inc., et al., Case No. 97-8017CIV-HURLEY (S.D. Fla.)

           (filed January 7, 1997);

      (v) Harris v. U.S. Diagnostic Inc., et al., Case No. 97-8054 CIV-RYSKAMP (S.D. Fla.) (filed January 27, 1997); and

      (vi) Levine v. U.S. Diagnostic Inc., et al., case No. 97-8068 CIV-RYSKAMP (S.D. Fla.) (filed January 30, 1997; Coyote Consulting is not named as a defendant).

      In addition to pursuing their respective actions in individual capacities, named plaintiffs seek to certify and represent classes consisting of purchasers of the Company's common stock. Four of the remaining complaints allege a class period from March 15, 1996, through December 23, 1996. The EDELSTEIN complaint alleges a class period from October 20, 1994 through December 22, 1996.

       All complaints similarly allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, and of Rule 10b-5 promulgated thereunder, with respect to the adequacy of the Company's disclosures concerning its relationship with Coyote Consulting and Financial Services, LLC, and Keith G. Greenberg, and Mr. Greenberg's background. The complaints generally allege that Mr. Greenberg was an undisclosed officer and employee of the Company and that the stock price for the Company was artificially inflated by the nondisclosure of Mr. Greenberg's prior criminal convictions, an order of permanent injunction obtained by the Securities and Exchange Commission ("SEC") and various civil default judgments. The complaints assert that on June 8, 1993, Mr. Greenberg consented to the entry of an order and judgment of permanent injunction in response to a complaint filed by the SEC. Further, the complaints allege that on August 24, 1995, Mr. Greenberg was adjudged guilty of conspiracy to commit mail fraud and to defraud the Internal Revenue Service. Mr. Greenberg's SEC injunction, criminal convictions and civil default judgments do not relate in any way to the Company.

      Plaintiffs further allege that they and the class they purport to represent were damaged when Mr. Greenberg's history was disclosed in a securities analyst report dated December 23, 1996 disseminated by the firm of Bear Stearns & Co. resulting in an immediate and sharp decline in the Company's stock price.

      Certain of the plaintiff shareholders are seeking the consolidation of all complaints and the appointment of lead plaintiffs in accordance with the Securities Reform Act of 1995. Plaintiffs have not alleged a claim for any specific amount of damages in the above-referenced actions. The Company intends to defend vigorously against these actions.

      The SEC and the NASDAQ Stock Market Inc. are investigating the Company's former relationship with Coyote Consulting and Financial Services, LLC, and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The inquiries appear to be focused on whether the Company's and management's disclosures with respect to Greenberg and Coyote have been in compliance with federal securities laws and NASDAQ's listing standards, respectively. The Company is cooperating fully with NASDAQ and the SEC.

      Certain current and former officers and directors have requested that the Company advance the cost of their legal expenses in defense of these actions and investigations in accordance with the provisions of Delaware law and the Company's By-Laws, subject to their undertaking to repay expenses should it be determined ultimately that they are not entitled to be indemnified by the Company. The Company is honoring these requests. The Company has rejected a demand for indemnification by Coyote Consulting and Financial Services, LLC and Mr. Greenberg.

      In September, 1992, MDI and its affiliate Greater Springfield MRI Limited Partnership ("Springfield") (through its general partner, Western Massachusetts Magnetic Resonance Services, Inc. a subsidiary of MDI ("WMMRS")), filed suits against Raytel Corporation, Inc. and certain other parties (collectively, the "Raytel Defendants") seeking a declaration, damages and equitable relief against the Raytel Defendants. Plaintiffs alleged that, among other things, the Raytel Defendants violated their fiduciary and/or contractual obligations in attempting
(i) to interfere with plaintiffs' plans to provide imaging services on the campus of Mercy Hospital in Springfield, Massachusetts and (ii) to coerce plaintiffs into granting an affiliate of one of the Raytel Defendants a greater interest in the profits of a now-dissolved joint venture in which MDI and one of the Raytel Defendants directly or indirectly held an interest. The Raytel Defendants have filed counterclaims against the Company seeking up to $8 million in damages and injunctive relief. The Company acquired MDI (of which Springfield and WMMRS are direct or indirect subsidiaries) in February 1997. As part of this acquisition the seller, Advanced NMR Systems, Inc. ("ANMR"), agreed to indemnify the Company and MDI for losses incurred in connection with the foregoing litigation. To secure this indemnity obligation, ANMR escrowed $1 million and 1,250,000 shares in Advanced Mammography Systems, a publicly-traded company. The Company believes that there are meritorious defenses to the claims of the Raytel Defendants and intends to prosecute and defend this matter vigorously.

       The Company is also a party to, and has been threatened with, a number of other legal proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that an adverse outcome in any of these matters individually would have a material adverse effect on the Company.

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      During the Company's fiscal quarter ended December 31, 1996, there were no matters submitted to a vote of the holders of the Company's securities.

                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock has traded under the symbol USDL on the NASDAQ National Market since October 9, 1995 and prior to that on the NASDAQ Small Cap Market since October 20, 1994. The following table sets forth the high and low last sale prices for the Company's Common Stock for each quarter within the two years ended December 31,1996 as reported by NASDAQ. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

      1995                                           HIGH              LOW
      ----                                           ----              ---
      January 1 through March 31, 1995............   5 3/8            3 3/4
      April 1 through June 30, 1995...............   5                3 9/16
      July 1 through September 30, 1995...........   5 3/4            4 3/4
      October 1 through December 31, 1995.........   7 13/16          5 3/8


      1996
      ----
      January 1 through March 31, 1996............   9                6
      April 1 through June 30, 1996...............  14 3/4            7
      July 1 through September 30, 1996...........  13 5/8            8 3/8
      October 1 through December 31, 1996.........  13 3/4            7 7/8

      The number of record holders of the Company's Common Stock as of March 15, 1997 was approximately 337. The Company believes that the number of beneficial owners exceeds 8,100.

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company has outstanding debt which prohibits the payment of dividends by the Company without the consent of the lender.

       NASDAQ has initiated an inquiry focusing on the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. This inquiry is being conducted to determine whether the Company's and management's disclosures with respect to the foregoing have been in compliance with NASDAQ's listing standards. The Company is cooperating fully with this inquiry. An unfavorable determination by NASDAQ would have a material adverse effect on the Company and the price and liquidity of the Company's Common Stock.

      NASDAQ, has recognized the need to accommodate companies that are unable to satisfy the net tangible asset test as a result of goodwill associated with merger and acquisition activities, and has proposed new alternative maintenance standards. As a result of the accounting conventions associated with the Company's business combinations in 1996, the Company does not satisfy the net tangible asset test of the NASDAQ's current maintenance standards. The Company satisfies all of the tests under the proposed new maintenance standards.

      In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow approximately 1.1 million shares (the "IPO Escrow Shares") of the Company's Common Stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO escrow shares will be canceled soon after March 31, 1997. The IPO Escrow Shares are included in authorized, issued and outstanding shares at December 31, 1996.

         Set forth below is a list of equity securities sold by the Company during 1996 which were not registered by the Company under the Securities Act of 1933, as amended (the "Securities Act"). All of such issuances were made in reliance on Section 4(2) of the Securities Act.

On March 7, 1996, the Company issued 20,000 shares of Common Stock to one individual in connection with the settlement of litigation between that individual and the Company.

On December 26, 1996, the Company issued 68,400 shares of Common Stock to two entities in connection with the settlement of claims by such entities against the Company.

On January 5, 1996, the Company issued 68,070 shares of Common Stock to a partnership, the assets of which the Company purchased, as partial consideration for such acquisition.

On May 31, 1996, the Company issued an aggregate of 206,000 shares of Common Stock to the only two stockholders of an entity which the Company purchased, as partial consideration for such acquisition.

On June 24, 1996, the Company issued an aggregate of 1,671,000 shares of Common Stock to the sole stockholder of an entity which the Company purchased, as partial consideration for such acquisition.

On June 26, 1996, the Company issued an aggregate of 750,000 shares of Common Stock to the six partners of a partnership, the assets of which the Company purchased, as partial consideration for such acquisition.

On October 17, 1996, the Company issued an aggregate of 39,217 shares of Common Stock to the stockholders of an entity which the Company purchased, as consideration for such acquisition.

On September 3, 1996, the Company issued an aggregate of 186,783 shares of Common Stock to the sole stockholder of an entity which the Company purchased, as partial consideration for such acquisition.

On October 30, 1996, the Company issued an aggregate of 150,038 shares of Common Stock to sixteen partners of three partnerships, the assets of which the Company purchased, as consideration for such acquisition.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

      OVERVIEW

      The Company did not commence operations until the completion of its first acquisition in October 1993. The acquisitions completed by the Company are listed under Item 1 "Acquisitions".

      The Company has historically grown through acquisitions of diagnostic imaging centers and businesses. The Company intends to continue to seek to acquire additional diagnostic imaging centers and businesses. Any such acquisitions would be consummated only after an analysis of those factors described in "Item 1 - Description of Business - Strategy." Additional acquisitions of diagnostic imaging centers or businesses could be financed with cash, notes, equipment leases, assumption of indebtedness, public and private offerings of debt and equity securities or any combination of the foregoing. Although the Company has received a commitment letter from DVI Financial Services, Inc. ("DVI") for up to $25 million in additional financing for the acquisition of imaging centers and equipment, there is no assurance that the DVI financing or other debt or equity financing will be available for acquisitions on satisfactory terms, if at all, or that the Company will consummate additional acquisitions.

      The Company believes that its cash (and cash equivalents) and cash generated from operations will be sufficient to meet its working capital requirements of the next 12 months. The Company also believes that such resources, together with funds provided in connection with DVI's $25 million commitment letter would allow the Company to pursue growth through acquisitions. There is no assurance, however, that additional funds will be available on terms satisfactory to the Company. To the extent the Company is not able to obtain additional capital or to borrow funds in a manner acceptable to the Company, the Company will be required to delay or reduce its planned acquisition and growth strategy. Additionally, various class action lawsuits have been filed against the Company as described in "Item 3 - Litigation" and elsewhere herein. While the Company is unable to predict the outcome of any of these lawsuits or any other class action lawsuits that may be filed against the Company, any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial condition and result of operations and on the Company's ability to meet its cash requirements.

      The Company's financial performance is substantially dependent upon its ability to integrate the operations of acquired Facilities into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. The Company will be required to hire additional management and implement new systems. Although to date the acquired entities have generally been operated by the Company on a profitable basis and generally been successfully integrated into the Company, there can be no assurance that the Company will be able to successfully operate these and other operations that may be acquired in the future. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected.

        Approximately 96% all of the Company's revenues are derived from third party payors. For 1996, the Company derived approximately 81% of its revenues from non-government payors and approximately 15% from government sponsored healthcare programs (principally Medicare and

Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with services providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

      The Company reports revenue at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated contractual adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted in future periods as final settlements are determined.

      The selected financial data presented below summarizes certain historical financial data and should be read in conjunction with the more detailed historical and financial statements of the Company and the notes thereto included elsewhere herein.

STATEMENT OF OPERATIONS DATA:                                    YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                               1996             1995
                                                            -----------         -----------

REVENUE:
Net Patient Revenue                                         $91,569,260         $29,416,164
Other Revenue                                                10,492,022                  --
                                                            -----------         -----------
Total Revenue                                               102,061,282          29,416,164

OPERATING EXPENSES:
   General and Administrative                                72,199,558          19,485,339
   Bad Debt Expense                                           4,015,944             576,787
   Depreciation                                               6,595,022           2,169,557
   Amortization                                               5,039,437             833,542
   Stock Based Compensation                                   2,168,370             213,499
   Loss on Sale of Stock of Subsidiaries, net                 3,076,584                  --
   Loss on Settlement of Claims                               2,125,000                  --
   Compensation to Terminated Consultant                      5,596,750             138,126
                                                            -----------         -----------
   TOTAL OPERATING EXPENSES                                 100,816,665          23,416,850
                                                            -----------         -----------
   INCOME FROM OPERATIONS                                     1,244,617           5,999,314
                                                            -----------         -----------

OTHER INCOME [EXPENSE]:
   Interest Income                                            2,347,156             227,140
   Interest Expense                                          (8,974,246)         (1,275,504)
   Other Income (Expense)                                        27,944            (502,697)
   Non-Cash Finance Charge                                           --            (414,375)
                                                            -----------         -----------
   TOTAL OTHER EXPENSE                                       (6,599,146)         (1,965,436)
                                                            -----------         -----------

INCOME (LOSS) BEFORE MINORITY INTEREST, PROVISION
     (BENEFIT) FOR INCOME TAXES AND EXTRAORDINARY ITEM       (5,354,529)          4,033,878

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                   1,576,637             279,907

PROVISION (BENEFIT) FOR INCOME TAXES                           (600,318)            729,382
                                                            -----------         -----------
   INCOME  (LOSS) BEFORE EXTRAORDINARY ITEM                  (6,330,848)          3,024,589

EXTRAORDINARY ITEM - NET OF TAXES                                    --             306,042
                                                            -----------         -----------
   NET INCOME (LOSS)                                        ($6,330,848)        $ 3,330,631
                                                            ===========         ===========
EARNINGS PER COMMON SHARE:
   PRIMARY:
     Earnings Before Extraordinary Item                     $      (.47)        $       .61
     Extraordinary Item                                              --                 .06
                                                            -----------         -----------
   NET INCOME (LOSS)                                        $      (.47)        $       .67
                                                            ===========         ===========
FULLY DILUTED:
     Earnings Before Extraordinary Item                     $      (.47)        $       .57
     Extraordinary Item                                              --                 .03
                                                            -----------         -----------
   NET INCOME (LOSS)                                        $      (.47)        $       .60
                                                            ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
     Primary                                                 13,575,775           4,996,021
                                                            ===========         ===========
     Fully Diluted                                           13,575,775          11,761,427
                                                            ===========         ===========

BALANCE SHEET DATA AT DECEMBER 31, 1996:

Working capital..................................   $   7,982,792
Total assets.....................................     339,023,383
Total liabilities................................     197,361,493
Minority interest................................       8,149,805
Stockholders' equity.............................     133,512,085

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

       Net revenues increased $72,645,118 from $29,416,164 in 1995 to $102,061,282 in 1996. The net revenue increase reflects (i) primarily the acquisition of Facilities which accounted for approximately $70 million of the increase, and (ii) enhanced marketing efforts by the Company.

       General and administrative expenses for 1996 increased $52,714,219 from $19,485,339 in 1995 to $72,199,558 in 1996, and increased as a percentage of net revenues from approximately 66% to 71%. The increase in expense relates to (i) the acquisition of imaging centers, (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters and regional operating offices and (iii) legal, accounting and other general expenses. Bad debt expense increased $3,439,157 from $576,787 in 1995 to $4,015,944 in 1996. This was related to the increase in net revenues discussed above and specified write offs of certain accounts receivable.

       Amortization expense resulting from the goodwill and other intangibles arising from acquisitions increased $4,205,895 from $833,542 in 1995 to $5,039,437 in 1996.

       Depreciation expense increased $4,425,465 from $2,169,557 in 1995 to $6,595,022 in 1996, primarily due to the acquisitions during the year and a full year's depreciation of 1995 acquisitions.

       Interest expense increased $7,698,742 from $1,275,504 in 1995 to $8,974,246 in 1996. This resulted primarily from the convertible debenture financing of $57.5 million at 9% interest which was consummated in March 1996, and also as a result of equipment and other debt associated with acquisitions. Interest income increased $2,120,016 from $227,140 in 1995 to $2,347,156 in 1996 due to the proceeds raised from the debentures as well as from conversion of warrants during 1996 which increased cash balances for portions of the year 1996.

       In addition, during 1996 the Company recognized $5,596,750 of compensation expense related to Coyote Consulting. See Item 7 - Notes to Consolidated Financial Statements - Note 17. Further, the Company recognized $2,125,000 of expenses in relation to losses on settlements of claims. See Item 7 - Notes to Consolidated Financial Statements - Note 9, and the Company incurred a net loss on the sale of its clinical blood labs of $3,389,305. See
Item 7 - Notes to Consolidated Financial Statements - Note 16. Stock-based compensation increased $1,954,871 from $213,499 in 1995 to $2,168,370 in 1996 as a result of issuance of Common Stock to employees and directors, as well as non-employees.

       For the year ended December 31,1996 a net loss of $6.3 million was generated. This was significantly impacted by certain non-recurring or unusual expenses such as: (i) $5.6 million of compensation expense related to Coyote Consulting; (ii) $2.1 million of expenses related to losses on settlements of claims; (iii) $3.4 million of a net loss on the sale of the Company's clinical blood labs;

and (iv) $3.2 million of unusual accruals associated with legal and accounting fees.

       Same center revenues for Facilities open more than one year increased approximately 9% from 1995 to 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had approximately $18.6 million in cash and cash equivalents and working capital of $8 million. For the year ended December 31, 1996, the Company generated $14,266,853 in cash. The Company generated $6,699,825 from operations primarily due to non-cash depreciation and amortization, used $121,951,295 in investing activities (primarily acquisitions) and generated $129,518,323 from financing activities, primarily from a public offering, the exercise of the Class A and Class B warrants described below, and the refinancing of certain notes and capital leases. The Company generally collects its receivables within 95 days, although, in accordance with industry practice, it records its receivables net of an allowance for contractual adjustments (approximately one-third of gross receivables) as many third party payors do not reimburse for the full amount of bills.

      In March 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures due 2003. Net proceeds, after deducting transaction fees, of $54,492,532 were raised.

      Further, in accordance with the terms of warrants which were issued in connection with the Company's public stock offerings in 1994 and 1995, the Company called for redemption in 1996 all of the outstanding Class A and Class B warrants. Substantially all such warrants were exercised prior to the redemption date thereof and the Company received $90,492,996 in proceeds from such exercises (net of fees).

      In February 1997, the Company entered into a financing agreement with DVI. The credit facility has up to $50 million in borrowing ability. The first $25 million is a revolving credit loan secured by accounts receivable. The second $25 million will be utilized to finance future acquisitions. The Company borrowed $25 million under the revolving credit loan in February, 1997.

      The Company had an unused line of credit of $15 million at the prime interest rate with a bank. In January 1997, this line of credit was mutually terminated by both parties. The Company is currently negotiating with another bank a new line of credit.

      As of December 31, 1996, the Company had an aggregate of approximately $70.4 million of notes payable of which approximately $28.1 million is classified as current. Also, the Company had approximately $29 million of capital lease obligations of which approximately $10.3 million is current. Substantially all of these obligations are related to completed acquisitions. The Company's monthly payments for capitalized lease obligations now aggregate approximately $1.0 million. The Company also pays aggregate annual rent of approximately $11.9 million for all of its facilities combined. The Company has employment and consulting agreements with its executive officers and consultants providing for annual aggregate base compensation of approximately $2.7 million.

      As a result of the five class action lawsuits described in Item 3 - Legal Proceedings, there will be substantial legal fees and expenses incurred by the Company. Since the plaintiffs in these lawsuits have not specified the amount of any damages, the Company does not know what amount, if any, it may have to pay in the event of one or more unfavorable outcome(s) with respect to these matters.

      The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933 and state securities registration statutes, and in some instances the Company is required to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company believes that it may be unable to comply with at least some of these obligations to register such securities, primarily because of the events relating to the Company described elsewhere herein. If such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, the Company's liquidity could be materially adversely affected.

      The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Item 3 and elsewhere herein.

       ITEM 7. FINANCIAL STATEMENTS.

       The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements. Accounting adjustments reflected in the audited financial statements herein as of and for the year ended December 31, 1996 have been made which will result in the restatement of the Company's Forms 10-QSB, filed with the SEC for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996. These accounting adjustments primarily relate to the Company's accounting for acquisitions, dispositions, issuance of equity securities and stock options and provisions for state and federal income taxes.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Effective June 13, 1996 the Company changed its independent accountants from Moore Stephens, P.C. formerly known as Mortenson and Associates, P.C. ("Mortenson") to Arthur Andersen LLP because of its desire to have a "Big Six" accounting firm as its auditors. The Mortenson's report on the Company's financial statements for the two years ended December 31, 1995 did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Board of Directors of the Company. Since January 1, 1994, there were no disagreements with Mortenson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No reportable events as defined under Rule 304(v) of Regulation S-K occurred since January 1, 1994. The Company did not consult Arthur Andersen LLP with respect to any accounting principles.

                                    PART III

       The information required in Part III of this Form 10-KSB is incorporated by reference to information to be filed with the SEC pursuant to General Instruction E.3. to Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.

Date: April 11,  1997                By:/S/ JOSEPH A. PAUL
                                            -----------------------------------
                                            Joseph A. Paul
                                            Chief Executive Officer, President,
                                            and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.

NAME                                 TITLE                                      DATE
----                                 -----                                      ----

/S/ LAURANS A. MENDELSON             Chairman of the Board                      April 11,  1997
----------------------------------
Laurans A. Mendelson


/S/ JOSEPH A. PAUL                  Chief Executive Officer, President,         April 11,  1997
----------------------------------  and Director
Joseph A. Paul


/S/ PAUL ANDREW SHAW                Vice President, Chief Financial Officer     April 11,  1997
----------------------------------  and Assistant Secretary (Principal
Paul Andrew Shaw                    Financial Accounting Officer)

/S/ AMOS F. ALMAND, III             Senior Vice President and Director          April 11,  1997
----------------------------------
Amos F. Almand, III


/S/ C. KEITH HARTLEY                Director                                    April 11,  1997
----------------------------------
C. Keith Hartley


/S/ CHARLES J. JACOBSON             Director                                    April 11,  1997
----------------------------------
Charles J. Jacobson


/S/ GORDON RAUSSER                  Director                                    April 11, 1997
----------------------------------
Gordon Rausser


JEFFREY A. GOFFMAN                  Director                                    April 11,  1997
----------------------------------
Jeffrey A. Goffman


MICHAEL D. KARSCH                   Director                                    April 11,  1997
----------------------------------
Michael D. Karsch

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS

1996 Report of Independent  Certified Public Accountants...............   F-1

1995 Independent Auditor's Report......................................   F-2

Consolidated Balance Sheet  as of December 31, 1996  ..................   F-3

Consolidated Statements of Operations for the years ended
  December 31, 1996 and 1995...........................................   F-5

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996 and 1995.....................................   F-6

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996 and 1995.....................................   F-8

Notes to Consolidated Financial Statements.............................   F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of US Diagnostic Inc.:

We have audited the accompanying consolidated balance sheet of US Diagnostic Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Diagnostic Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP

West Palm Beach, Florida,
March 28, 1997.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of US Diagnostic Inc.

         We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of US Diagnostic Inc. [formerly US Diagnostic Labs Inc.] and its subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of US Diagnostics Inc. [formerly U.S. Diagnostic Labs Inc.] and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            MOORE STEPHENS, P.C.
                                            Certified Public Accountants

Cranford, New Jersey,
February 20, 1996.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996
--------------------------------------------------------------------------------

   ASSETS:
   CURRENT ASSETS:
   Cash and Cash Equivalents                                                     $18,640,729
   Accounts Receivable, Net of Allowance for Bad Debts of $9,670,150              38,265,792
   Other Receivables, Net of Allowance for Bad Debts of $923,000                  11,853,652
   Investment in Marketable Equity Securities, ($6,425,291 at cost)                7,280,000
   Prepaid Expenses                                                                4,321,957
   Other Current Assets                                                              997,843
                                                                                ------------

   TOTAL CURRENT ASSETS                                                           81,359,973
                                                                                ------------
   Property and Equipment, Net of Accumulated Depreciation
     and Amortization of $11,824,836                                              79,945,956
                                                                                ------------
   INTANGIBLE ASSETS:
   Goodwill                                                                      154,255,268
   Covenants Not to Compete                                                        4,474,454
   Customer Lists                                                                  4,322,036
   Other Intangibles                                                                 623,047
                                                                                ------------

   TOTAL INTANGIBLE ASSETS, Net of Accumulated Amortization of $4,875,131        163,674,805
                                                                                ------------

   Other Assets                                                                    5,397,906
                                                                                ------------

   Investment in Unconsolidated Subsidiaries                                       8,644,743
                                                                                ------------

   TOTAL ASSETS                                                                 $339,023,383
                                                                                ------------


          The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable                                                                $  5,937,709
Accrued Expenses                                                                  15,116,594
Short-Term Borrowings                                                                750,000
Current Portion of Long-Term Debt                                                 27,335,986
Obligations Under Capital Leases - Current Portion                                10,291,327
Other Current Liabilities                                                          5,607,734
Purchase Price Due on Companies Acquired                                           8,337,831
                                                                                ------------

TOTAL CURRENT LIABILITIES                                                         73,377,181

Subordinated Convertible Debentures                                               56,006,652
Long-Term Debt - Net of Current Portion                                           42,358,837
Obligations Under Capital Leases - Net of Current Portion                         18,704,608
Other Liabilities                                                                    229,837
Deferred Income Taxes                                                              6,684,378
                                                                                ------------

TOTAL LIABILITIES                                                                197,361,493
                                                                                ------------

MINORITY INTEREST                                                                  8,149,805
                                                                                ------------

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 17)

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 Par Value;
   5,000,000 Shares Authorized, None Issued                                               --
Common Stock $.01 Par Value; 50,000,000 Shares
   Authorized, and 23,749,217 Shares Issued and Outstanding                          237,492
Additional Paid-in Capital                                                       141,941,301
Unrealized Gain on Marketable Equity Securities, Net of Tax                          525,646
Deferred Stock Based Compensation                                                 (5,357,184)
Accumulated Deficit                                                               (3,835,170)
                                                                                ------------

TOTAL STOCKHOLDERS' EQUITY                                                       133,512,085
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $339,023,383
                                                                                ============

          The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                    YEARS ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                      1996            1995
                                                                 -------------    ------------
   REVENUE:
   Net Patient Revenue                                           $  91,569,260    $ 29,416,164
   Other Revenue                                                    10,492,022            --
                                                                 -------------    ------------
   TOTAL REVENUE                                                   102,061,282      29,416,164
                                                                 -------------    ------------
   OPERATING EXPENSES:
   General and Administrative                                       72,199,558      19,485,339
   Bad Debt Expense                                                  4,015,944         576,787
   Depreciation                                                      6,595,022       2,169,557
   Amortization                                                      5,039,437         833,542
   Stock Based Compensation                                          2,168,370         213,499
   Loss on Sale of Stock of Subsidiaries, Net                        3,076,584            --
   Loss on Settlement of Claims                                      2,125,000            --
   Compensation to Terminated Consultant (Note 17)                   5,596,750         138,126
                                                                 -------------    ------------
   TOTAL OPERATING EXPENSES                                        100,816,665      23,416,850
                                                                 -------------    ------------

   INCOME FROM OPERATIONS                                            1,244,617       5,999,314
                                                                 -------------    ------------

   OTHER INCOME (EXPENSE):
   Interest Income                                                   2,347,156         227,140
   Interest Expense                                                 (8,974,246)     (1,275,504)
   Other Income (Expense)                                               27,944        (502,697)
   Non-Cash Finance Charge                                                --          (414,375)
                                                                 -------------    ------------
   TOTAL OTHER EXPENSE                                              (6,599,146)     (1,965,436)
                                                                 -------------    ------------
   INCOME (LOSS) BEFORE MINORITY INTEREST, PROVISION (BENEFIT)
   FOR INCOME TAXES AND EXTRAORDINARY ITEM                          (5,354,529)      4,033,878

   MINORITY INTEREST IN INCOME OF SUBSIDIARIES                       1,576,637         279,907

   PROVISION (BENEFIT) FOR INCOME TAXES                               (600,318)        729,382
                                                                 -------------    ------------

   INCOME  (LOSS) BEFORE EXTRAORDINARY ITEM                         (6,330,848)      3,024,589

   EXTRAORDINARY ITEM, NET OF TAXES                                       --           306,042
                                                                 =============    ============

   NET INCOME (LOSS)                                             ($  6,330,848)   $  3,330,631
                                                                 =============    ============
   EARNINGS PER COMMON SHARE:
   PRIMARY:
   Income (Loss) Before Extraordinary Item                       $        (.47)   $        .61
   Extraordinary Item                                                       --             .06
                                                                 -------------    ------------

   NET INCOME (LOSS)                                             $        (.47)   $        .67
                                                                 =============    ============
   FULLY DILUTED:

   Income (Loss) Before Extraordinary Item                       $        (.47)   $        .57
   Extraordinary Item                                                     --               .03
                                                                 -------------    ------------

   NET INCOME (LOSS)                                             $        (.47)   $        .60
                                                                 =============    ============
   WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING:
   Primary                                                          13,575,775       4,996,021
                                                                 =============    ============

   Fully Diluted                                                    13,575,775      11,761,427
                                                                 =============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                         1996            1995
                                                                    -------------    ------------
OPERATING ACTIVITIES:
   Net Income (Loss)                                                $  (6,330,848)   $  3,330,631
     Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                     11,634,459       3,003,099
      Bad Debt Expense                                                  4,015,944         576,787
     Deferred Income Tax Provision (Benefit)                           (2,813,595)        581,561
     Stock Based Compensation Expense                                   3,317,120         235,374
     Amortization of Non-Cash Financing and Other Costs                   543,675         414,375
     Minority Interest in Income of Subsidiaries                        1,576,637         279,907
     Common Stock Issued to Cancel Consulting Agreement                   581,250            --
     Common Stock Issued for Settlement of Claims                         779,075            --
     Gain on Extinguishment of Debt                                          --          (510,042)
     Gain on Sale of Subsidiary                                          (312,721)           --
     Loss on Sale of Subsidiary                                         3,389,305            --

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                              (10,806,619)     (3,371,734)
     Other Receivables                                                 (2,617,822)        430,000
     Prepaid Expenses                                                  (1,950,190)       (763,252)
     Other Assets                                                      (1,049,303)        394,995

     Increase (Decrease) in:
     Accounts Payable                                                  (1,318,292)      1,014,938
     Accrued Expenses                                                   4,205,872        (616,953)
     Other Liabilities                                                  3,855,878         950,259
                                                                    -------------    ------------
     Total Adjustments                                                 13,030,673       2,619,314
                                                                    -------------    ------------

     NET CASH - OPERATING ACTIVITIES                                    6,699,825       5,949,945
                                                                    -------------    ------------

INVESTING ACTIVITIES:
     Investment in Subsidiaries                                        (6,731,795)           --
     Marketable Equity Securities                                      (6,425,291)           --
     Equipment Purchases                                               (3,806,666)     (1,746,702)
     Pending Acquisitions                                                (160,169)        543,118
     Acquisitions, Net of Cash Acquired                              (106,627,374)    (10,217,500)
     Sale of Subsidiaries                                               1,800,000            --
                                                                    -------------    ------------
     NET CASH - INVESTING ACTIVITIES                                 (121,951,295)    (11,421,084)
                                                                    -------------    ------------

FINANCING ACTIVITIES:
     Proceeds from Issuance of Subordinated Convertible Debt, Net      54,492,532            --
     Common Stock Issued                                               91,568,852       9,900,646
     Repayments of Notes Payable and
     Obligations Under Capital Leases                                 (20,480,042)     (8,727,997)
     Proceeds from Notes Payable                                        3,936,981       5,847,926
                                                                    -------------    ------------

     NET CASH - FINANCING ACTIVITIES                                  129,518,323       7,020,575
                                                                    -------------    ------------

          The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           YEARS ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              1996           1995
                                                                          ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   14,266,853     1,549,436

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                4,373,876     2,824,440
                                                                          ------------   -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                   $ 18,640,729   $ 4,373,876
                                                                          ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash Paid During the years for:
   Interest                                                               $  5,979,745   $ 1,181,004
   Income Taxes                                                           $  3,443,028   $   514,678

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The fair market value of common stock and options issued in connection with acquisitions totaled $15,376,035 and $2,988,000 in 1996 and 1995, respectively.

Restricted common stock with a value of $4,867,375 and $525,000 in 1996 and 1995, respectively was issued for services rendered to the Company.

The fair market value of common stock issued in connection with settlements of claims totaled $779,075 in 1996.

Common stock issued in connection with the conversion of debt totaled $762,790 in 1996.

In 1996, warrants issued with Subordinated Convertible Debentures were valued at $1,672,550.

Capitalized leases in 1996, were $9,504,051.

The fair market value of common stock issued in connection with the cancellation of a consulting agreement totaled $581,250 in 1996.

In 1995, the Company received from a vendor medical equipment with a value of $486,000 in exchange for an obligation to purchase medical supplies from the vendor.

Information with regard to the Company's acquisitions, all of which are accounted for under the purchase method of accounting, is as follows:

                                                                     1996           1995
                                                                 ------------   ------------
Fair Value of Non-Cash Assets Acquired, Net of Liabilities       $ 23,676,672   $  9,776,759
Goodwill                                                          143,836,206     11,378,741
Non-Cash Consideration Paid                                       (60,885,504)   (10,938,000)
                                                                 ------------   ------------
Cash, Net of Cash Acquired                                       $106,627,374   $ 10,217,500
                                                                 ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                     RETAINED
                                    COMMON       COMMON      PAID-IN     UNREALIZED    DEFERRED      EARNINGS      STOCKHOLDERS'
                                    SHARES        STOCK      CAPITAL        GAIN     COMPENSATION    (DEFICIT)        EQUITY
                                   ----------   --------   ------------  ----------  ------------   -----------    -------------
 BALANCE - JANUARY 1, 1995          4,078,560   $ 40,786   $  9,431,484   $   --     $  (599,275)   $  (834,953)   $   8,038,042

 Warrants Exercised                   235,332      2,353        802,226       --            --             --            804,579

 Common Stock Issued for
 Acquisitions                         683,880      6,838      2,981,162       --            --             --          2,988,000

 Restricted Stock Issued              150,000      1,500        523,500       --        (525,000)          --               --

 Common Stock Issued to
 Unrelated Individuals                 27,600        276        137,724       --        (138,000)          --               --

 Common Stock Issued -
 Secondary Offering                 1,857,250     18,573      9,077,494       --            --             --          9,096,067

 Amortization of Deferred
 Compensation                            --         --             --         --         235,374           --            235,374

 Net Income                              --         --             --         --            --        3,330,631        3,330,631
                                   ----------   --------   ------------   --------   -----------    -----------    -------------

 BALANCE - DECEMBER 31, 1995        7,032,622     70,326     22,953,590       --      (1,026,901)     2,495,678       24,492,693

 Common Stock and Options
 Issued for Acquisitions            3,046,108     30,461     15,345,574       --            --             --         15,376,035

 Stock Options Exercised              211,411      2,114      1,073,742       --            --             --          1,075,856

 Compensation Cost - Stock
 Options Granted                         --         --        2,780,028       --      (2,559,298)          --            220,730

 Warrants Exercised                13,128,646    131,287     90,361,709       --            --             --         90,492,996

 Common Stock Issued in
 Settlement of Litigation              88,400        884        778,191       --            --             --            779,075

 Restricted Stock Issued                 --         --        4,867,375       --      (4,867,375)          --               --

 Common Stock Issued to
 Cancel Consulting Agreement           93,000        930        580,320       --            --             --            581,250

 Common Stock Issued for
 Debt Conversion                      149,030      1,490        761,300       --            --             --            762,790

 Fair Value of Detachable Warrants -
 Convertible Debentures (Note 6)         --         --        1,672,550       --            --             --
                                                                                                                       1,672,550

 Income Tax Benefit from Options
 Exercised                               --         --          766,922       --            --             --
                                                                                                                         766,922
 Unrealized Gain - Marketable
 Equity Securities                       --         --             --      525,646          --             --            525,646

 Amortization of Deferred
  Compensation                           --         --             --         --       3,096,390           --          3,096,390

 Net Loss                                --         --             --         --            --       (6,330,848)      (6,330,848)
                                   ----------   --------   ------------   --------   -----------    -----------    -------------

 BALANCE -DECEMBER 31, 1996        23,749,217   $237,492   $141,941,301   $525,646   $(5,357,184)   $(3,835,170)   $ 133,512,085
                                   ==========   ========   ============   ========   ===========    ===========    =============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc., the "Company"), its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries.

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the acquisition, operation and management of multi-modalty diagnostic imaging centers and related medical facilities. As of December 31, 1996 the Company operates 118 centers located throughout the United States. The Company provides a variety of medical diagnostic testing and evaluation service procedures including magnetic resonance imaging, computerized tomography scanning, ultrasound, cardiology and various radiological services.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS - Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation.

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries. Investments in affiliates which are not majority owned are reported using the equity method. Significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to their short-term nature.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES - Investments in marketable equity securities are classified as available for sale and reported at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term. The equipment used by the Company is technologically sophisticated and subject to accelerated obsolescence in the event of significant technological change.

INTANGIBLE ASSETS - Intangible assets relate primarily to acquisitions including investments in unconsolidated subsidiaries accounted for under the equity method. Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. Accumulated amortization of goodwill at December 31, 1996, is $3,149,369. Customer lists and covenants not to compete are amortized on a straight line basis for a period of ten years and three to five years, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

NET PATIENT REVENUE - Net patient revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

OTHER REVENUE - Other revenue is primarily comprised of fees charged by the Company for management services provided at Company owned, as well as non-Company owned imaging facilities. These services include management, billing and collecting, and marketing. Also included as part of Other Revenue is income generated from the sublease of real property and equipment.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. The most significant estimates relate to contractual and bad debt allowances on accounts receivable, useful lives of medical equipment and reserves for litigation contingencies. Future events could alter such estimates in the near term. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

EARNINGS [LOSS] PER SHARE - Primary earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding during the period.

Fully diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of stock options, warrants to purchase common stock and convertible debentures. Fully diluted earnings per share for 1996, is the same as primary earnings per share.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

LONG-LIVED ASSETS - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Adoption did not have a material effect on the consolidated financial statements.

STOCK-BASED COMPENSATION PLANS - In 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations with supplemental disclosures.

The Company has chosen to account for all stock-based compensation arrangements under which employees receive shares of its stock under APB Opinion No. 25 with related disclosures under SFAS No. 123. Pro forma net earnings (loss) per common share amounts as if the fair value method had been adopted are presented in
Note 11.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximates their fair values and any differences which may exist between the carrying values and fair values are not material.

[3] PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 1996:

                                                                ESTIMATED
                                                                USEFUL LIFE

Land                                     $  1,118,270                --  Years
Buildings                                   5,281,968                40  Years
Medical Equipment                          35,435,492                 7  Years
Furniture and Fixtures                      2,556,400              7-10  Years
Office and Data Processing Equipment       11,182,384              7-10  Years
Leasehold Improvements                     10,152,741                10  Years
Equipment under Capital Leases             26,043,537               5-7  Years
                                         ------------

Total                                      91,770,792
Less:  Accumulated Depreciation
   and Amortization                       (11,824,836)
                                         ------------

Property and Equipment, Net              $ 79,945,956
                                         ============

Depreciation expense amounted to $6,595,022 and $2,169,557 for the years ended December 31, 1996 and 1995, respectively, of which $1,517,587 and $1,231,827 was attributed to the equipment under capital leases.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[4] SHORT-TERM BORROWINGS

Short-Term borrowings of $750,000 at December 31, 1996 consits of a $750,000 line of credit, secured by equipment, due March 1997, with a variable interest rate of prime (8.25% at December 31, 1996).

At December 31, 1996, the Company had an unused line of credit of $15 million at the prime interest rate with a bank. In January 1997, the line of credit was mutually terminated by both parties.

[5] LONG-TERM DEBT


Long-term debt consists of the following at December 31, 1996:
6 1/2% Convertible Note, discounted to yield 9%, due in June, 2001         $ 9,209,778

Other Convertible Notes with stated interest rates ranging from
   6% to 7%, discounted to yield 9%, maturing through March, 2001            5,146,419

6% to 14% notes payable to lending institutions, due in
  monthly installments through March 2004.  Collateralized
  by medical equipment.                                                     32,914,375

6% to 9.75% notes payable related to acquisitions, due in
  monthly installments through August 2000.  Collateralized
  by substantially all assets of the companies acquired.                    22,424,251
                                                                           -----------
Total                                                                       69,694,823
Less: Current portion                                                      (27,335,986)
                                                                           -----------

                                                                           $42,358,837
                                                                           ===========
Principal payments on long-term debt are as follows:

1997                                                                       $27,335,986
1998                                                                         9,794,581
1999                                                                         9,382,856
2000                                                                        13,157,657
2001                                                                         6,971,800
Thereafter                                                                   3,051,943
                                                                           -----------

                                                                           $69,694,823
                                                                           ===========

The 6 1/2% Convertible Note (the "Note") is convertible into shares of the Company's Common Stock ("Common Stock") at the conversion price of $9.25 per share for an aggregate of 1,081,081 shares. The Note was issued by the Company as partial consideration for the acquisition of MediTek Health Corporation from HEICO Corporation in 1996 (See Note 18). The Note may be prepaid, at its $10 million face value, upon 60 days written notice, by the Company after December 31, 1997.

The Company can require the holder to convert the Note at the conversion price if the last sale price of the Common Stock averages at least $9.25 per share for the ten trading days immediately preceding the "required conversion date". The "required conversion date" is any time commencing on the later of December 31, 1997 or the date that the shares of Common Stock into which the Note is convertible are registered for resale by the Company under the Securities Act of 1933. The Company granted to the holder of the Note registration rights to the Common Stock that the Note is convertible into.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[5] LONG-TERM DEBT [CONTINUED]

At December 31, 1996, the Company has not registered for resale the Common Stock into which the Note is convertible. Until such time as the shares are registered, the holder may require the Company to redeem the Note for cash at its face value of $10 million. Accordingly, the Note balance of $9,209,778, net of unamortized discounts of $790,222, is included in the current portion of Long-Term Debt at December 31, 1996.

The Other Convertible Notes are convertible into shares of the Common Stock at an average conversion price of $10.03 per share or approximately 546,903 shares.

[6] SUBORDINATED CONVERTIBLE DEBENTURES

In 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures (the "Debentures") due in 2003. Holders of the Debentures are entitled to convert 100% of the principal amount into Common Stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company may not redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company shall offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

Warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued to the underwriter of the offering of the Debentures (See Notes 11 and 18). The estimated fair value of the warrants at the date of the offering was $1,672,550. This amount is being amortized to interest expense over the term of the related Debentures.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18 million, the Company shall offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt, as defined, if the ratio of Debt to Operating Cash Flow, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less.

The Indenture also prohibits the Company from paying any dividends on Common Stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[6] SUBORDINATED CONVERTIBLE DEBENTURES [CONTINUED]

Debenture issuance costs of $3,463,785 are being amortized as interest expense over the term of the related Debentures. The unamortized balance at December 31, 1996, is $3,099,457 and is included in Other Assets in the accompanying consolidated balance sheet.

[7] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the balance sheet at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 7 1/2% and 13%. Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 1996, are as follows:

             1997                                          $12,368,430
             1998                                            9,904,116
             1999                                            6,411,183
             2000                                            2,807,863
             2001                                            1,434,856
             Thereafter                                        166,930
                                                           -----------

             Total                                          33,093,378
             Less: Amount representing interest             (4,097,443)
                                                           -----------

             Total                                          28,995,935
             Less: Current portion                         (10,291,327)
                                                           -----------

             Long-term portion                             $18,704,608
                                                           ===========
[8] INCOME TAXES

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

                                             1996               1995
                                          ----------          --------
CURRENT:
   Federal                                $1,764,727          $122,812
   State                                     448,550            25,009
                                          ----------          --------

                                           2,213,277           147,821
                                          ----------          --------
DEFERRED:

   Federal                                (2,243,385)          494,327
   State                                    (570,210)           87,234
                                          ----------          --------

                                          (2,813,595)          581,561

    Total                                 $ (600,318)         $729,382
                                          ==========          ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:
                                                             1996    1995
                                                             ----    ----

   Federal Tax Rate                                           34%     34%
   Non-Deductible Amortization of Intangible Assets          (10)    --
   Minority Interest                                          (2)     (3)
   State Taxes, Net of Federal Benefit                        (4)     (3)
   Non-Deductible Capitalized Costs                          (16)    --
   Tax Loss Carry-forwards Benefited                           2     (15)
   Restricted Stock and Stock Options                         10     --
   Extraordinary Item                                        --        6
   Other                                                      (5)      3
                                                             ---     ---

   Effective Tax Rate                                          9%     22%
                                                             ====    ====
Significant components of the Company's deferred tax assets and liabilities at December 31, 1996, are as follows:

CURRENT

Deferred Tax Assets:
   Allowance for Bad Debts                                    $   627,576
   Other Allowances and Reserves                                2,972,908

Deferred Tax Liabilities:
   Cash to Accrual Differences on Acquired Entities            (1,487,556)

Valuation Allowance                                            (2,000,000)
                                                              -----------

Net Current Deferred Tax Assets                                   112,928
                                                              -----------
NON-CURRENT

Deferred Tax Assets:
   Net Operating Losses                                         8,775,256
   Basis Differences Intangible Assets                          2,617,665
   Compensatory Options                                           591,437
   Other                                                          669,055

Deferred Tax Liabilities:
   Equipment Basis Differences                                 (6,139,341)
   Cash to Accrual Differences                                 (2,975,109)
   Unrealized Gain on Investments                                (329,063)
   Other                                                         (253,078)

Valuation Allowance                                            (9,641,200)
                                                              -----------

Net Non-Current Deferred Tax Liability                         (6,684,378)
                                                              -----------

Net Deferred Income Tax Liability                             $(6,571,450)
                                                              ===========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

The Company has operating loss carryforwards of approximately $22,300,000 expiring through the year 2010. These operating loss carryforwards relate to acquired companies (See Note 10). Utilization of these operating loss carryforwards is limited to approximately $3,280,000 per year. Management has provided a valuation allowance for the deferred tax assets relating to these net operating loss carryforwards and other deferred tax assets existing at the dates of certain acquisitions. Future reduction in this valuation allowance due to utilization of net operating losses and realization of deferred tax assets of acquired entities will reduce goodwill.

[9] CAPITAL TRANSACTIONS

In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow 1,163,853 shares (the "IPO Escrow Shares") of the Company's Common Stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO Escrow Shares will be canceled during 1997. The IPO Escrow Shares are included in authorized, issued and outstanding shares on December 31, 1996. The Company has an additional 991,785 shares of its common stock in escrow relating to companies acquired. The shares will be released to the former owners of the companies acquired upon the achievement of certain earnings in future periods (See Note 10).

In 1995, 50,000 shares of restricted Common Stock were issued to each of the Company's former Chief Executive Officer (replaced in March 1997, See Note 17), the Company's former President and to Coyote Consulting and Financial Services, LLC ("Coyote Consulting" - See Note 17) in connection with the Company's 1995 Long-Term Incentive Plan. These 150,000 restricted shares were recorded by the Company as a deferred charge in the amount of $525,000 in 1995 and are being amortized over the two year vesting period of the restricted stock. The unamortized portion pertaining to Coyote Consulting and the Company's former president were expensed in 1996 (See Note 17).

In connection with the Company's public stock offerings in 1994 and 1995, a total of 4,237,250 Class A Warrants (including 425,000 warrants issued in connection with a $850,000 bridge financing in 1995) and 3,812,250 Class B Warrants were issued. The Class A Warrants entitled each registered holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.25. The Class B Warrants entitled each registered holder to purchase one share of Common Stock at an exercise price of $8.00. In 1996, in accordance with the terms of the warrants, the Company called for the redemption of all of the outstanding Class A and Class B Warrants. As a result, in 1996, substantially all of the registered holders of Class A and Class B Warrants exercised their warrants. The Company received $90,492,996 in proceeds from the exercise (net of fees to the IPO underwriter of $2,201,567). There were no Class A or Class B Warrants outstanding at December 31, 1996.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[9] CAPITAL TRANSACTIONS [CONTINUED]

In December, 1996, the Company and Jeffrey Goffman, who was at the time the Company's Chief Executive Officer, entered into a Settlement Agreement with Consolidated General Ltd., U.K. Errington Ltd., and certain other persons (collectively, the "Claimants"). Under the Settlement Agreement, the Company issued an aggregate of 68,400 shares of its Common Stock, with a fair market value of $654,075 at the date of issuance, to the Claimants and paid to the Claimants an aggregate of $1,345,925 in cash. In exchange, the Claimants executed general releases in favor of the Company and Mr. Goffman. Under the Settlement Agreement, the Claimants settled claims relating to allegations that they had escrowed too many shares of their Common Stock under the escrow agreement entered into in connection with the Company's initial public offering. The Claimants also released their claims relating to promissory notes in the aggregate principal amount of $850,000 executed by Mr. Goffman in favor of the Claimants, which promissory notes were collateralized by 150,000 shares of the Company's Common Stock owned by Mr. Goffman. After the execution of these promissory notes, Mr. Goffman executed an assignment and assumption agreement on behalf of himself and the Company, under which the Company purportedly assumed Mr. Goffman's obligations under such promissory notes. These promissory notes were executed by Mr. Goffman in payment of consideration to the Claimants under consulting agreements between Mr. Goffman and the Claimants, which Mr. Goffman asserted were entered into by him for the benefit of the Company. Under the terms of these consulting agreements, the Claimants were to provide consulting and advisory services to Mr. Goffman, purportedly on behalf of the Company, to assist in funding, evaluating and structuring business opportunities and transactions. The fair market value of the shares issued and the cash paid totaled $2,000,000 and is included in loss on settlement of claims in the accompanying consolidated statements of operations. The Company is reviewing this transaction further.

In 1996, 149,030 shares of the Company's Common Stock were issued upon conversion of convertible debt securities in accordance with the conversion terms.

In connection with a settlement agreement, dated January 30, 1996, the Company issued 20,000 shares of Common Stock in consideration for the alleged improper termination of employment and cancellation of options to purchase 40,000 shares of the Company's Common Stock. The aggregate market value of these 20,000 shares of Common Stock was approximately $125,000 and is included in loss on settlement of claims in the accompanying consolidated statement of operations.

A former director of the Company is one of three stockholders of Med LNC, Inc., to which the Company was obligated to pay monthly consulting fees of $15,000 through June 1999. This consulting agreement was entered into in conjunction with an acquisition. In January 1996, the Company issued 93,000 shares of Common Stock in full payment of the remaining 41 months of the agreement. The aggregate market value of the stock issued was $581,250 at the date the shares were issued. This amount is included in general and administrative expense in the accompanying consolidated statements of operations.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[9] CAPITAL TRANSACTIONS [CONTINUED]

The Company is required to file a registration statement with the SEC, no later than June 4, 1997, to register 1,671,000 shares of the Company's Common Stock issued in connection with a 1996 acquisition. Under certain circumstances the required filing of the registration statement may be extended for up to sixty days. If on the date that the registration statement is declared effective by the SEC, the last sales price for the Company's Common Stock for the five preceding trading days has not averaged $7.00 per share, then the sellers have the right to put up to 1,000,000 shares of the Company's Common Stock back to the Company for $7.00 per share. The put must be exercised by the seller in writing within ten business days after the Company informs the sellers in writing of the effective date of the registration statement. As of March 28, 1997, the Company has not filed a registration statement with the SEC to register the Company's Common Stock issued in connection with this acquisition.

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933 and state securities registration statutes, and in some instances the Company is required to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company believes that it may be unable to comply with at least some of these obligations to register such securities, primarily because of the events relating to the Company described in Note 17.
If such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, the Company's liquidity could be materially adversely affected.

The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 17.

At December 31, 1996, the Company had 23,749,217 shares issued and outstanding which includes the 1,163,853 IPO Escrow Shares which will be canceled during 1997.

A summary of Common Stock reserved for potential future issuance as of December 31, 1996, is as follows:

$57.5 Million Subordinated Convertible Debentures        6,388,880
Stock Option Plans                                       2,569,464
Underwriter Options and Warrants                         1,645,445
$10.0 Million Convertible Note                           1,081,081
Warrants Outside of Stock Option Plans                     625,000
Other Convertible Debt                                     546,903
1996 Restricted Stock Grants Not Yet Issued                379,000
Bridge Warrants                                             60,000
                                                        ----------
                                                        13,295,773
                                                        ==========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[10]  ACQUISITIONS

All of the acquisitions made by the Company during the two years ended December 31, 1996, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. The Company may adjust the allocation of the purchase price subsequent to the initial allocation as more information becomes available.

During 1995, the Company and its subsidiaries acquired 12 multi-modality diagnostic imaging businesses. The combined purchase price for the businesses was $21,876,000. The purchase price was comprised of $10,938,000 in cash, $7,950,000 of debt and shares of Company's Common Stock with an aggregate market value of $2,988,000 at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net assets acquired relating to these acquisitions totaled $11,378,741.

During 1996, the Company and its subsidiaries acquired at least a majority interest in 22 multi-modality diagnostic businesses. The combined purchase price for the businesses was $174,856,759. The purchase price was comprised of $122,309,086 in cash (of which $8,337,831 is unpaid at December 31, 1996),
$37,171,638 in debt, and common stock and options of the Company with an aggregate market value of $15,376,035 at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net tangible assets acquired relating to these acquisitions totaled $143,836,206. Subsequent to year end, $5,179,117 of the purchase price due on companies acquired was paid. The remaining balance will be paid when the shareholders of a publicly held company acquired tender their shares.

Certain of the above acquisition agreements provide for contingent consideration upon the achievement of certain earnings in future periods by the acquired company. When and if the consideration is paid, goodwill will be increased by the amount of the additional consideration. Goodwill will be amortized on a prospective basis over its remaining estimated life.

In connection with the aforementioned acquisitions, the Company entered into consulting and employment contracts with certain individuals of the acquired companies. Payments relating to these contracts are charged to operations in the period in which the related services are provided.

The Company also entered into non-compete agreements with certain individuals of some of the companies acquired. The cost of these non-compete agreements is recorded as an intangible asset as of the date of the related acquisition and amortized over the contractual life of the agreement.

The results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[10]  ACQUISITIONS [CONTINUED]

The following summarizes the unaudited pro forma effect of the businesses acquired in 1996 and 1995, and accounted for under the purchase method as if the businesses had been acquired as of January 1, 1995. This presentation is prepared in accordance with APB Opinion No. 16 and does not reflect estimates for potential operating efficiencies and other cost savings.


                                               1996               1995
                                          ---------------    ---------------
                                                     (UNAUDITED)

    Revenue as reported                   $   102,061,282    $    29,416,164
    Effect of Acquisitions                     94,475,000        155,894,000
                                          ---------------    ---------------
            Pro Forma revenue             $   196,536,282    $   185,310,164
                                          ===============    ===============

    Net Income (Loss) as Reported         $    (6,330,848)   $     3,330,631
    Effect of Acquisitions                      1,808,000          1,990,000
                                          ---------------    ---------------
            Pro Forma Net Income (Loss)   $    (4,522,848)   $     5,320,631
                                          ===============    ===============
    Earnings Per Share
    Primary:
    Historical                            $          (.47)   $           .67
      Effect of Acquisitions                          .18                .04
                                          ---------------    ---------------
            Pro Forma Net Income (Loss)   $          (.29)   $           .71
                                          ===============    ===============
    Fully Diluted:
      Historical                          $          (.47)   $           .60
      Effect of Acquisitions                          .18               (.01)
                                          ---------------    ---------------
            Pro Forma Income (Loss)       $         (.29)    $           .59
                                          ===============    ===============

[11] STOCK OPTION PLANS AND WARRANTS

At December 31, 1996, the Company has two stock-based compensation plans. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"), the Company has accounted for all 1996, stock-based grants to non-employees as provided for by FAS 123. The Company has elected to continue to account for its stock-based grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". The fair value of each option granted to non-employees and employees for purposes of disclosure under FAS 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996: risk-free interest rates ranging from
5.8 percent through 7.1 percent; dividend yield of zero percent; expected lives ranging from 4 to 7 years; and volatility of 73 percent. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $235,374 for the year ended December 31, 1995, and $3,317,120 (including $1,148,750 classified as Compensation to Terminated Consultant) for 1996.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[11] STOCK OPTION PLANS AND WARRANTS [CONTINUED]

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with FAS 123 using the option - pricing model assumptions described above.
                                                 1996               1995
                                                 ----               ----
       Net income (loss)
         As reported                         $(6,330,848)        $3,330,631
         Pro forma                           $(7,060,580)        $2,170,530

       Primary earnings (loss) per share
         As reported                               $(.47)              $.67
         Pro forma                                 $(.52)              $.43

       Fully diluted earnings per share
         As reported                               $(.47)              $.60
         Pro forma                                 $(.52)              $.43

The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the 1993 Plan, a maximum of 200,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The 1993 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1993 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's stock on the date of grant and the term of these options may not exceed 10 years; however, with respect to incentive stock options granted to holders of more than 10% of the Company's common stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed five years.

The Company's 1995 Long-Term Incentive Plan (the "1995 Plan") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 Plan also provides for awards of restricted stock. Under the terms of the 1995 Plan, as amended, a maximum of 2,300,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of common stock are available for restricted stock awards. The 1995 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 Plan provides that the total number of shares of common stock that may be subject to stock options or restricted stock awards granted to any person in any calendar year may not exceed 750,000 shares.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[11] STOCK OPTION PLANS AND WARRANTS [CONTINUED]

A summary of the status of the Company's two fixed stock option plans at December 31, 1996, and 1995, and changes during the years ended on those dates is presented below:

                                                   1996                         1995
                                                   ----                         ----

                                                 WEIGHTED-                   WEIGHTED-
                                         SHARES  AVERAGE            SHARES   AVERAGE
                                         (000)   EXERCISE PRICE     (000)    EXERCISE PRICE
                                        ------   --------------     ------   --------------
Outstanding at
     beginning of year                   1,057      $  5.23            190    $ 5.33
Granted:
    Exercise Price equals
      market price                       1,206        11.29            552      5.10
    Exercise Price is less
      than market price                    545         7.23            315      5.38
Exercised                                 (195)       (5.30)           --         --
Forfeited                                  (43)       (5.28)           --         --
                                        ------        ------        ------     ------
Outstanding at end of year               2,570        $ 8.51         1,057     $ 5.23
                                        ======        ======        ======     ======

Options exercisable at end of year     465,905                     225,000
Weighted average fair
    value of options granted
    during the year:
     Exercise Price equals
        market price                                  $ 6.00                   $ 3.28
      Exercise Price is less
        than market price                             $ 9.70                   $ 3.99

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[11] STOCK OPTION PLANS AND WARRANTS [CONTINUED]

The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 --------------------------------------------------   -------------------------------
                     SHARES                                             SHARES
RANGE OF          OUTSTANDING   WEIGHTED- AVERAGE  WEIGHTED-AVERAGE   EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICE    AT 12/31/96    REMAINING LIFE    EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
--------------   ------------   -----------------  ----------------   ------------   ----------------
$ 4.00              35,000        5.03 years            $4.00             7,000            $4.00
  5.00             210,000        4.16 years             5.00           102,000             5.00
  5.00 -  7.00     613,464        3.84 years             5.51           266,905             5.63
  7.00 - 10.00     831,000        4.48 years             7.99            40,000             7.50
 10.00 - 14.00     880,000        4.91 years            12.10            50,000            12.13
                 ---------                                               ------

$4.00 - $14.00   2,569,464        4.46 years            $8.51           465,905            $6.33
==============   =========        ==========            =====           =======            =====


Not included in the above plans are a total of 625,000 warrants outstanding at December 31, 1996, issued in prior years to individuals to purchase common stock at exercise prices ranging from $5.00 to $5.13. In addition, the Company has 60,000 warrants outstanding at an exercise price of $5.00 per share which were issued in connection with financing arrangements in prior years. The Company issued 400,000 of the warrants to a current member of the Company's Board of Directors and 50,000 of the warrants were issued to the former Executive Vice President, General Counsel and Director of the Company prior to his employment with the Company (See Note 18).

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allow the holder to acquire 170,000 shares of Common Stock at $7.25 per share, 170,000 warrants convertible into Common Stock at $6.25 per share and 340,000 warrants convertible into Common Stock at $8.00 per share. The 1995 options allow the holder to acquire 161,500 shares of Common Stock at $7.82 per share, 161,500 warrants convertible into Common Stock at $6.25 per share and 323,000 warrants convertible into Common Stock at $8.00 per share. All of the options and related warrants, which are convertible into a total of 1,326,000 shares, are outstanding at December 31, 1996.

In connection with the issuance of the Company's Subordinated Convertible Debentures, warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued to the underwriter. All of these warrants are outstanding at December 31, 1996.

The Company granted 100,000 and 324,000 shares of restricted Common Stock to officers and directors of the Company in 1995 and 1996, respectively. These restricted stock grants have vesting periods ranging from two to five years. In 1995, the Company recorded a deferred charge in the amount of $350,000. The aggregate market value at grant date of the restricted stock granted in 1996, was $4,159,250. Such amounts are being amortized over the vesting periods.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[11] STOCK OPTION PLANS AND WARRANTS [CONTINUED]

In 1995 and 1996, the Company also granted 50,000 and 55,000 shares respectively of restricted Common Stock to Coyote Consulting. These restricted stock grants vested over two and five years, respectively. In 1995, the Company recorded a deferred charge in the amount of $175,000. In 1996, the market value at grant date was $708,125. The related consulting agreement with Coyote Consulting was terminated subsequent to December 31, 1996. The unamortized deferred compensation was expensed in the fourth quarter of 1996 (See Note 17).

[12] COMMITMENTS

The Company and its subsidiaries have non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1996, are:

               DATE                                         AMOUNT
               ----                                       -----------
               1997                                       $11,920,015
               1998                                        10,049,254
               1999                                         7,133,333
               2000                                         4,786,520
               2001                                         3,803,471
               Thereafter                                  10,780,188
                                                          -----------
               Total                                      $48,472,781
                                                          ===========

Rent expense for the year ended December 31, 1996, and 1995, under various operating leases amounted to $5,557,405 and $1,629,302, respectively.

The Company has comprehensive maintenance contracts with its equipment vendors for the magnetic resonance imaging ("MRI"), computerized tomography ("CT") and other diagnostic medical equipment. The terms of these contracts are between one and five years, but may be canceled by the Company under certain circumstances.

The Company has entered into employment agreements with certain officers. The employment agreements have original terms of two to five years. All of the agreements provide for a specific amount of annual base salary. Certain of the agreements provide for incentive bonuses, stated minimum base salary increases, and options to acquire the Company's Common Stock. In addition, certain of the employment agreements provide that in the event of certain changes in control of the Company, the officers may deem their employment terminated and receive lump sum payments

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[12] COMMITMENTS [CONTINUED]

pursuant to terms provided in each of the applicable employment agreements. Messrs. Goffman and Karsch have purported to give notice under this provision to the Company (See Note 17). The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 1996, for the remaining terms of the respective employment agreements, was approximately $10 million at December 31, 1996.

Each of the Company's Facilities have agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologist compensation averages 15-18% of net collections attributable to radiology services performed by the radiologist.

[13] CONCENTRATION OF CREDIT RISKS

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.


The mix of receivables from third-party payors and patients at December 31, 1996, are as follows:
                                            % OF TOTAL
                                            ----------

               Medicare & Medicaid               15%
               Workers' Compensation               7
               Commercial                         11
               Managed Care                       45
               Self Pay                            4
               Other                              18
                                                ----
               Total                            100%
                                                ====


[14] 401(K) PROFIT SHARING PLAN

Effective in October 1996, the Company amended its 401(k) Pension Plan to a 401(k) Profit Sharing Plan (the "Plan"). The Plan is offered to full-time employees who have completed six months of service. Eligible employees may make elective deferrals in any amount up to 15% of their compensation. The Company contributes 100% of the amount withheld from the Participant's compensation (up to a maximum of 3%) and may make additional discretionary contributions. Employer contributions to the Plan in 1996, totaled $179,889.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[15] EXTRAORDINARY ITEM

During fiscal 1995, the Company settled a note payable principal balance in an amount less than the recorded liability. In addition, the Company received an upgrade to the related equipment at no additional cost. The transaction resulted in a net gain of $306,042 after taxes of approximately $204,000.

[16]  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In 1996, the Company sold its clinical laboratory business, with a net book value of $3,389,305, to a non-affiliated entity ("Buyer"). The Company received 30,000 Preference Shares of the Buyer valued pursuant to the terms of the Asset Purchase Agreement at $3,000,000. The Buyer's audited financial statements reflect negative working capital and a tangible net deficit applicable to common stockholders. In addition, the Buyer has incurred operating losses for the past year. Due to the Buyer's deficit positions in working capital and equity, and its operating losses, the Company wrote off its entire investment in the clinical laboratory business and recognized a loss of $3,389,305.

Effective July 1, 1996, the Company entered into a 50 - 50 joint venture with Phycor of Jacksonville, Inc., a wholly-owned subsidiary of Phycor, Inc., to lease outpatient imaging equipment and facilities and equipment to affiliated providers in South Georgia and North Florida through Diagnostic Equity Partners, ("DEP"), a partnership. The Company initially contributed the fixed assets and related debt of its Orange Park facility and subsequently the fixed assets of its Salisbury facility with a combined net book value of $1,093,878. In July 1996, the Company acquired the remaining 20% of the common stock of Salisbury owned by a Director and Officer of the Company for $567,437. Two additional centers were opened in 1996, with a combined investment of $825,108 each by the Company and Phycor of Jacksonville. At December 31, 1996, the Company's investment in DEP was $1,907,983, including $1,198,637 of goodwill which is being amortized over 20 years.

Condensed unaudited financial data of DEP as of December 31, 1996, and for the six months ended December 31, 1996, is as follows:

               Current Assets                         $ 3,344,383
               Fixed Assets, Net                        7,161,075
               Goodwill                                 1,412,455
               Other Assets                               247,963
                                                      -----------
               Total Assets                           $12,165,876
                                                      ===========

               Current Liabilities                    $ 3,643,663
               Long-Term Liabilities                    5,691,066
               Partner's Capital                        2,831,147
                                                      -----------
               Total Liabilities and Capital          $12,165,876
                                                      ===========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[16]  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES [CONTINUED]

               Results of Operations
                  Revenue                        $   2,614,375
                  Expenses                           2,827,322
                                                 -------------
                  Net Loss                       $    (212,947)
                                                 =============

Pursuant to the terms of a Subscription Agreement dated December 1, 1996, the Company acquired approximately five million shares of common stock of Diversified Therapy Corporation ("DTC") for $3.5 million. This represents approximately 20% of the outstanding common stock of DTC at December 31, 1996. DTC commenced operations in 1996, to develop, acquire and operate wound care treatment facilities utilizing hyperbaric chambers. At the date of the subscription agreement and on December 31, 1996, the President and a founder of DTC was Keith Greenberg. Mr. Greenberg, on behalf of Coyote Consulting provided consulting services to the Company (See Note 17). Subsequent to year end, Mr. Greenberg resigned as President of DTC and no longer has an equity interest in DTC. In addition, certain executive officers of the Company and members of the Company's Board of Directors are officers, shareholders and members of the Board of Directors of DTC. At December 31, 1996, the Company's investment of $3,500,000 includes $2,789,000 of goodwill which will be amortized over 20 years. Based upon unaudited results of operations for the period from inception, July 1, 1996, to December 31, 1996, DTC incurred a loss of $294,000 and had revenues of $183,000.

Condensed unaudited financial data of DTC as of December 31, 1996, is as follows:
               Current Assets                    $ 5,573,065
               Goodwill                            5,215,284
               Other Assets                          555,818
                                                 -----------
               Total Assets                      $11,344,167
                                                 ===========

               Current Liabilities               $ 1,054,814
               Long-Term Liabilities               1,516,895
               Shareholder's Equity                8,772,458
                                                 -----------
               Total Liabilities and Equity      $11,344,167
                                                 ===========


The following is a combined unaudited financial summary of five diagnostic centers acquired in 1996, which the Company is accounting for under the equity method. The Company's combined investments in these entities was $3,196,383 at December 31, 1996, including $2,241,821 of goodwill, which is being amortized over 20 years. Results of operations are from the respective dates that the Company acquired its ownership interests:

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[16]  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES [CONTINUED]

               Current Assets                    $5,356,551
               Non-Current Assets                 3,098,445
                                                 ----------
               Total Assets                      $8,454,996
                                                 ==========

               Current Liabilities               $4,212,776
               Non-Current Liabilities            1,798,144
               Equity                             2,444,076
                                                 ----------
               Total Liabilities and Equity      $8,454,996
                                                 ==========

               Results of Operations
                  Revenue                        $2,678,361
                  Expense                         1,928,767
                                                 ----------
                  Net Income                     $  749,594
                                                 ==========

[17]  LITIGATION

In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. Five remain pending. The plaintiffs brought each action individually and as a purported class action consisting of all persons who purchased shares of the Company's common stock on the open market during the respective class periods.

The lawsuits purport to allege violations of the federal securities laws. Specifically, the lawsuits allege disclosures were not made by the Company and named officers and directors about the role played by Keith Greenberg in the affairs of the Company and about Mr. Greenberg's criminal and regulatory background. Mr. Greenberg, a convicted felon, also entered into a consent judgment for permanent injunction with the Securities and Exchange Commission and had default judgments entered against him in separate civil proceedings, all of which were unrelated to the Company. Mr. Greenberg, on behalf of Coyote Consulting provided various consulting services to the Company. The plaintiff's further allege that when this information became public on December 23, 1996, the Company's stock price dropped significantly. The lawsuits allege that as a direct result of the wrongful conduct, plaintiffs and other members of the class suffered damages in connection with the purchase of the Company's securities during the respective class periods.

The remaining lawsuits seek certification of the actions as a class action, an unspecified amount for compensatory damages in favor of plaintiffs and other members of the class for all damages sustained as a result of the defendants alleged wrongdoing and awarding plaintiff and the class reasonable costs and expenses incurred as a result of the lawsuits and such other relief as the court deems just and proper. Plaintiffs have not alleged a claim for any specific amount of damages, but generally describe the loss in the millions of dollars. The outcome of this litigation is uncertain at this time, however, the effect on the Company's financial position and results of operations could be

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[17]  LITIGATION [CONTINUED]

material. In connection with the litigation, the Company's Board of Directors appointed a special committee of outside independent directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg and its prior disclosure regarding that relationship. In February 1997, the Company's Board of Directors, based upon the recommendations of the special committee, voted to place the Company's Chief Executive Officer, Jeffrey Goffman, and the Company's Executive Vice President, General Counsel and Secretary, Michael Karsch, on administrative leave. Messrs. Goffman and Karsch consented to take administrative leave. In March 1997, the Company disclosed that Messrs. Goffman and Karsch were no longer employed by the Company. The Special Committee recommended, and the Board adopted, certain procedures including background investigations of management and consulting candidates, strengthening disclosure review, and the election of two additional outside directors to the Board.

The Securities and Exchange Commission ("SEC") and the NASDAQ Stock Market Inc. are investigating the Company's former relationship with Coyote Consulting and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The inquiries appear to be focused on whether the disclosures with respect to Mr. Greenberg and Coyote Consulting have been in compliance with the federal securities laws and NASDAQ's listing standards, respectively. The Company is cooperating fully with the NASDAQ and the SEC. An unfavorable determination by NASDAQ would have a material adverse effect on the Company and the liquidity of the Company's Common Stock.

In December 1994, the Company entered into a five-year consulting agreement with Coyote Consulting amended in October 1995, and amended and restated on June 1, 1996, effective January 1, 1996, pursuant to which it paid an annual draw of $185,000. Coyote Consulting was also entitled to a finder's fee of 2% of the aggregate purchase price of any entity acquired by the Company as a result of an introduction by Coyote Consulting. It is believed that Coyote Consulting is owned by Mr. Greenberg's wife, Elise Nulman Greenberg, and a family trust. Mrs. Greenberg is a former employee of the Company.

In 1995, the Company paid Coyote Consulting a minimum cash draw of approximately $116,000 against which no commissions were earned for that year. Also in 1995, Coyote Consulting was granted 150,000 options to purchase Common Stock at an exercise price of $5.125 and 50,000 shares of restricted Common Stock recorded as deferred compensation by the Company in 1995, in the amount of $175,000.

In 1996, the Company paid Coyote Consulting cash compensation of $3,828,000. This amount represents 2% of the purchase price of completed acquisitions introduced by Coyote Consulting. In addition, the Company granted to Coyote Consulting 100,000 options to purchase Common Stock at an exercise price of $7.125 and 55,000 shares of restricted Common Stock with a fair market value of $708,125 at the date of grant. Pursuant to the terms of the consulting agreement, Coyote Consulting was paid a minimum annual draw of $185,000 which was credited against finder's fees earned by Coyote Consulting in 1996. Pursuant to the terms of the consulting agreement, the Company leased or paid the cost of two automobiles for use by Coyote Consulting during the

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[17]  LITIGATION [CONTINUED]

term of the agreement, for which $27,919 was paid in 1996, and $16,851 in 1995. Coyote was also reimbursed for all expenses relating to acquisition searches for the Company. The Company paid for two insurance policies on the life of Keith Greenberg. The Company was the beneficiary of one policy for $2,000,000 and his wife was the beneficiary on the second policy for $600,000.

In January 1997, the Company negotiated a Termination Agreement with Coyote Consulting (the "Agreement"), which terminated the existing Consulting Agreement, subject to ratification by the Company's Board. Coyote Consulting has recently indicated that it may seek to treat the tentative termination agreement as no longer binding. As of this date the Company's Board has deferred the issue of ratification pending further study. In connection with the terms of the unratified agreement, the Company paid to Coyote Consulting the sum of $620,000 representing one-half of the finder's fees due Coyote Consulting upon closing of the pending acquisition of Medical Diagnostics, Inc., which was closed in February 1997, (See Note 20) and the pending acquisition of American Shared Hospital Services. Under the terms of the unratified agreement the remaining portion of the finder's fees on such acquisitions is payable at closing of the acquisitions. In the event that the Company's acquisition of American Shared Hospital Services does not close, the payment on account of the finder's fee will be credited toward finder's fees on future acquisitions as discussed below, but shall not otherwise be refundable to the Company by Coyote Consulting.

Under the terms of the unratified agreement, the Company agreed to pay Coyote Consulting a finder's fee on 32 potential acquisitions that Coyote Consulting introduced to the Company, if such acquisitions are consummated by the Company. Under the terms of the unratified agreement the Company also agreed that all unvested shares of restricted stock and unvested stock options for Company Common Stock held by Coyote Consulting will vest as of the date of the Agreement, except that 50,000 unvested stock options granted June 1, 1996, with an exercise price of $7.125 per share will, pursuant to the terms of the original grant, vest only if the Company's Common Stock trades at a price in excess of $15.00 per share prior to June 1, 1999. At the date of the Agreement, Coyote Consulting held 105,000 shares of restricted stock of which 25,000 were vested prior to the Agreement and a total of 250,000 stock options of which 50,000 were vested prior to the Agreement.

Cash compensation paid to and the value of restricted stock granted and compensatory stock options issued to Coyote Consulting included in the accompanying consolidated statement of operations as Compensation to Terminated Consultant for the years ended December 31, 1996 and 1995, are as follows:
                                                           1996         1995
                                                        -----------   ---------
   Finders' fees for 1996 acquisitions                  $ 3,828,000    $    --
   Payments in connection with termination agreement        620,000         --
   Restricted stock grants                                  861,250      21,875
   Compensatory stock options granted                       287,500

   Cash Draws                                                   --      116,251
                                                        -----------   ---------
                                                        $ 5,596,750   $ 138,126
                                                        ===========   =========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[17]  LITIGATION [CONTINUED]

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company has readily obtained and currently maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that an adverse outcome in any of these matters individually would have a material adverse effect on the Company.

[18] RELATED PARTY TRANSACTIONS

As of January 1, 1995, and amended effective September 1995, the Company entered into a consulting agreement with Gordon Rausser, a member of the Company's Board of Directors, to retain his services as an economic consultant to the Company. The compensation under this agreement is (a) $25,000 cash for each quarter commencing January 1, 1995, through December 31, 1999, for which he offers or agrees to serve on the Company's Board of Directors and to provide other consulting services to the Company; and (b) warrants to acquire 400,000 shares of the Company's Common Stock immediately exercisable at $5.00 per share through December 31, 1999.

During 1995, and 1996, respectively, the Company paid legal fees in the amount of $352,756 and $429,468, respectively, to the law firm of Bachner, Tally, Polevoy & Misher LLP of which Michael Karsch, a former executive officer and director of the Company, was a partner until July, 1996 (See Note 17). In 1995, prior to his employment with the Company, Mr. Karsch was granted options to acquire 50,000 shares of the Company's common stock immediately exerciable at $5.125 per share for a term of five years. In connection with his employment agreement, the Company provided to Mr. Karsch a loan of up to $100,000 for relocation expenses of which approximately $51,000 was outstanding as of December 31, 1996.

A member of the Company's Board of Directors, Keith Hartley, is the managing partner of Forum Capital Markets L.P. ("Forum"). Forum was the underwriter of the Company's $57,500,000 Subordinated Convertible Debenture Offering and was paid an underwriting fee of $2,875,000. In addition, the Company sold to Forum, for nominal consideration, warrants which entitle Forum to purchase 319,445 shares of common stock of the Company at an exercise price of $9.00 per share. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture offering.

The Company entered into an Installation Agreement ("Agreement") dated February 27, 1997, with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, Vice President and Chief Information Officer of the Company, is a substantial minority shareholder with CSI. CSI has been providing

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[18] RELATED PARTY TRANSACTIONS [CONTINUED]

project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services, since February, 1996.

The effective date of the Agreement is February 1, 1997, and has a one-year term. Payments made to CSI in the year ended December 31, 1996, totaled $332,604, including reimbursement for expenses and equipment purchases of $64,197.

In July 1996, the Company consummated the acquisition of all of the outstanding capital stock of MediTek Health Corporation from HEICO Corporation. Laurans A. Mendelson is the Chief Executive Officer and Chairman of the Board of HEICO Corporation. In accordance with the terms of the acquisition documents, Mr. Mendelson, as designee of HEICO, was elected by the Shareholders to the Company's Board of Directors on September 19, 1996. Mr. Mendelson became Chairman of the Board of the Company on February 2, 1997.

In June 1996, the Company loaned the Company's former Chief Executive Officer, Jeffrey Goffman, $360,000 for 30 days in connection with a private transaction. Such loan bore interest at a rate of 10% per annum and was repaid in July 1996.

In July 1996, the Company purchased from a member of the Company's Board of Directors the remaining 20% interest in a subsidiary of the Company. The Company had purchased an 80% interest in 1995. Of this 80% interest, 13.3% was acquired from the director and the remaining 66.7% was acquired from non-affiliates. The purchase price for such transaction was $567,437, which was equal to the pro-rata price for the original purchase in 1995.

[19] RESTATEMENT OF  UNAUDITED QUARTERLY FINANCIAL INFORMATION

Accounting adjustments reflected in the audited financial statements herein as of and for the year ended December 31, 1996, have been made which will result in the restatement of the Company's Forms 10-QSB, filed with the Securities and Exchange Commission, for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996. These accounting adjustments primarily relate to the Company's accounting for acquisitions, dispositions, issuance of equity securities and stock options and provisions for state and federal income taxes.

[20] SUBSEQUENT EVENTS

In February 1997, the Company acquired Medical Diagnostic, Inc. ("MDI") for a total consideration of $22 million in cash. MDI had approximately $21.4 million in revenue for its fiscal year ended September 30, 1996. MDI provides fixed and mobile diagnostic imaging services to approximately 40 hospitals.

In February 1997, the Company entered into a financing agreement with DVI Financial Services, Inc. ("DVI"). The credit facility has up to $50 million in borrowing ability. The first $25 million is a revolving credit loan secured by accounts receivable. The second $25 million will be utilized to finance future

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[20] SUBSEQUENT EVENTS [CONTINUED]

acquisitions. Advance of funds on the second $25 million line will be based upon a review by DVI of the entity being acquired and a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997.

In December 1996, the Company entered into a letter of intent to acquire all of the outstanding Common Stock of American Shared Hospital Services. In February 1997, both companies stated that, there would be a delay in the consummation of the proposed merger. The parties have not entered into a definitive merger agreement.

                               INDEX TO EXHIBITS
                                                                   SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER     DESCRIPTION                                                 PAGE
-------    -----------                                             ------------
11         Statement re Computation of Per Share Earnings

27         Financial Data Schedule