Form 10KSB/A
period 1996-12-31
U S DIAGNOSTIC INC
filed 1997-04-30
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to  _______

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
                               ------------------
                 (Name of Small Business Issuer in its charter)

                          DELAWARE                                              11-3146389
--------------------------------------------------------------  ---------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

777 SOUTH FLAGLER DRIVE, SUITE 1201 EAST, WEST PALM BEACH, FLORIDA      33401
------------------------------------------------------------------      -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:  (561) 832-0006

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

Certain exhibits are incorporated by reference as set forth in Item 13(a) Index to Exhibits, in Part III.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

       The directors and executive officers of the Company are as follows:

NAME                       AGE                            POSITION
----                       ---                            --------

Laurans A. Mendelson.....   58     Chairman of the Board and Director

Joseph A. Paul...........   39     Chief Executive Officer, President, Chief
                                   Operating Officer and Director

Paul Andrew Shaw.........   40     Vice President, Chief Financial Officer and
                                   Assistant Secretary

Todd R. Smith............   33     Vice President and Chief Information Officer

Amos F. Almand, III......   48     Senior Vice President and Director

Len Platt................   43     Senior Vice President

Alan Winakor.............   37     Senior Vice President

Arthur Quillo............   54     Senior Vice President

David Cohen..............   43     Senior Vice President

C. Keith Hartley.........   54     Director

Charles J. Jacobson .....   56     Director

Gordon C. Rausser........   53     Director

Jeffrey A. Goffman.......   38     Former Director and Former Chief Executive
                                   Officer(1)

Michael D. Karsch........   36     Director and Former Executive Vice President,
                                   Secretary and General Counsel(1)

-------------------------------

(1) On February 3, 1997, Messrs. Goffman and Karsch were placed on voluntarily administrative leave for an unspecified period of time by the Company's Board of Directors. During this administrative leave they were relieved of all corporate duties and were not to participate in any meetings of the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. On March 25, 1997 Messrs. Goffman and Karsch declared their election to treat themselves as having been terminated without cause by the Company under their respective employment agreements, thus, invoking constructive termination provisions of their employment contracts. The Company has treated these elections as resignations.

The Company has agreed to certain severance arrangements with Mr. Goffman. Pursuant to these arrangements, Mr. Goffman resigned as a director, officer and employee as of March 31, 1997. See Item 10 - Executive Compensation - Employment Agreements. The Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. See Part I Item 3 - Litigation.

      Laurans A. Mendelson has been a Director of the Company since September 19,1996 and Chairman of the Board of the Company since February 2, 1997. Mr. Mendelson has been Chairman of the Board and Chief Executive Officer of HEICO Corporation, a publicly traded company, since 1990 and President since 1991. Mr. Mendelson has been Chairman of the Board of Ambassador Square, Inc. (a real estate development and management company) since 1980 and President of that company since 1988, as well as Chairman of the Board of Columbia Ventures, Inc. (a private investment company) since 1985 and that Company's President since 1988. He is a member of the Board of Trustees of Columbia University and was a member of the Alumni Advisory Board to the Columbia University Board of Trustees from 1990 through 1995 and of the Columbia College Board of Visitors from 1984 through 1990. Mr. Mendelson is also a member of the Board of Governors of the Aerospace Industries Association, the Board of Trustees of Mt. Sinai Medical Center, Miami Beach, Florida and Vice Chairman of the Board of Directors of the Hollywood Economic Growth Corporation, Hollywood, Florida. He is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and the Society of University Grand Founders of the University of Miami. See Item 12 - Certain Relationships and Related Transactions.

      Joseph A. Paul has been President, Chief Operating Officer and a director of the Company since July, 1996. Mr. Paul was Interim Chief Executive Officer of the Company from February, 1997 until March 31, 1997 when he was elected Chief Executive Officer by the Board of Directors. From May, 1994 to June, 1996, he was President of MediTek Health Corporation, which the Company acquired in July, 1996, from HEICO Corporation. From 1991 to 1996. Mr. Paul was Vice President of HEICO Corporation and was responsible for forming MediTek Health Corporation. Mr. Paul was the Vice President of Ambassador Square, Inc. from 1981 until 1996 and Vice President of Columbia Ventures from 1988 until 1996. Mr. Paul has been an officer and director of Columbia Partners, Inc. since 1981. Mr. Paul was also a director of Equity Bank from 1990 to 1996. Mr. Paul has a B.A. from the University of Florida. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

      Paul Andrew Shaw has been Vice President and Chief Financial Officer of the Company since July 1996 and Assistant Secretary since February 1997. He served as Controller of MediTek Health Corporation from February 1992 until June 1996. Mr. Shaw was Controller for ExpoSystems for more than seven years until February, 1992. He is a Certified Public Accountant licensed in Florida. Mr. Shaw has a B.A. in Business Administration from the University of South Florida.

      Todd R. Smith has been Vice President and Chief Information Officer since January, 1996. From October 1992 until its acquisition by the Company in November, 1995, Mr. Smith was the Vice President and then President of FutureCare Affiliates, Inc., which he co-founded in 1992. From June, 1991 to October, 1992 he was an Assistant Vice President of DVI Health Services Corp., a publicly traded national health services organization, where he directed the acquisition and development of six healthcare service businesses. From 1990 to 1991, he was President of Premier Health Strategies. From 1986 to 1991 he was Director of Project Development of TME, Inc. where he directed the development of outpatient diagnostic imaging center limited partnerships. Mr. Smith has a B.B.A. from the University of Texas at Austin. See Item 12 -
Certain Relationships and Related Transactions.

      Amos F. Almand, III was elected Senior Vice President and a director in May 1995. Mr. Almand has been a developer and operator of medical facilities and other commercial properties in the Jacksonville, Florida area for over ten years and was responsible for the development and syndication of eight medical properties since 1983 and numerous other residential and commercial developments. Mr. Almand organized and was the owner of the general partner of Salisbury Imaging Ltd. from its founding in 1990 until its acquisition by the Company in 1995. Mr. Almand has a B.A. in Finance from the University of Georgia. Mr. Almand was an initial shareholder of Diversified Therapy Corp., in which the Company owns a 20% interest. Mr. Almand is Chairman of the Board of Directors of Diversified Therapy Corp. See Item 12 - Certain Relationships and Related Transactions.

      Len Platt has been Senior Vice President of the Company since November 1996 and is responsible for the operations of the Company's Southeast operations. From January 1995 until November 1996, he held various positions at Elscint, Inc. (a manufacturer of imaging equipment), including most recently, National Sales Manager. From August 1991 until January 1995 he was regional sales manager of Otsuka Electronics.

      Alan Winakor has been Senior Vice President of the Company since September 1996 and is responsible for the operations of the Company's Northeast operations. He was founder of Medical Marketing and Development, Inc. (owner and operator of six outpatient facilities in the New York area), from its inception in 1986 until the Company purchased it in September 1996. Mr. Winakor was an initial shareholder of Diversified Therapy Corp., in which the Company owns a 20% interest. See Item 12 - Certain Relationships and Related Transactions.

       Arthur Quillo oversees the operations of the Company's Midwest operations. Mr. Quillo has over 14 years experience in the medical imaging marketplace. He has had sales and sales management experience with Technicare and Diasonics and as Vice President, Field Operations of Resonex (from 1993 to
1995). He was Chief Operating Officer of MRI Medical Diagnostics from its inception in 1986 until the Company purchased it from August 1991 until October 1992, and the company declared bankruptcy in July 1993. He most recently (1995-1996) was Director of Operations for Voxel. Mr. Quillo's earlier business experience was with Xerox Corporation where he held a variety of field and corporate positions over a 13 year period.

       David Cohen has been Senior Vice President of the Company's West Coast Operations since September 1995. Mr. Cohen has been responsible for and/or involved with the development of diagnostic imaging centers for the past 13 years. Mr. Cohen was an independent consultant from October 1994 until September 1995. From November 1992 to September 1994, Mr. Cohen was the President of FutureCare Affiliates, Inc., a company which he co-founded and that is the majority owner of two imaging centers in California and which was acquired by the Company in November, 1995. During 1991 and 1992, he was the Western Regional Manager for New Ventures and Acquisitions for DVI Health Services, Inc., a publicly-traded national health services organization. From 1986 to 1991 he served as a Magnetic Resonance Imaging Consultant for Diasonics/Toshiba America Medical Systems. Mr. Cohen has a degree from the University of Montreal, School of Business.

      C. Keith Hartley has been a director of the Company since September 1996. Mr. Hartley has been a Managing Partner Corporate Finance of Forum Capital Markets L.P., an investment banking firm, since August 1995. From May 1991 to August 1995, he was an independent financial consultant. From

February 1990 to May 1991, he was a Managing Director of Peers & Co., an investment banking firm, and from 1973 to 1989 he was a Managing Director of Drexel Burnham Lambert Incorporated. Mr. Hartley is a director of Comdisco, Inc., Swisher International Group and Phoenix Shannon PLC, each of which is a publicly traded company. Mr. Hartley has a B.A. from Dartmouth College and an M.B.A. from Columbia University School of Business. See Item 12 - Certain Relationships and Related Transactions.

      Charles J. Jacobson has been a director since May 1995. Since October 1996, he has also been Chief Executive Officer of Diagnostic Equity Partners a joint venture of the Company. Since 1983, Mr. Jacobson has been the Chairman and Chief Executive Officer of Jacobson, Abernathy & Associates, Inc., a diversified healthcare consulting firm with headquarters in the Tampa Bay area that provides management and consulting services to hospitals, physician groups, independent practice associations and other ancillary service organizations throughout the Southeastern United States. Mr. Jacobson has over 25 years of healthcare-related experience in the development of new healthcare ventures. He serves on the Board of Directors of St. John's River Rural Health Network, all of which are in the greater Jacksonville area. Mr. Jacobson has a B.S. from Christian Brothers University and an M.B.A. from DePaul University. Mr. Jacobson is a member of the Board of Directors of Diversified Therapy Corp., a 20% owned investee of the Company. See Item 12 - Certain Relationships and Related Transactions.

      Gordon C. Rausser, Ph.D. has been a director since October 1994 and a consultant to the Company since January 1995. For more than eight years, Dr. Rausser has been a principal and director of the Law & Economics Consulting Group, Inc., an economics consulting group that provides consulting and litigation support services primarily to Fortune 500 companies. He is Chairman of the Board of TriColor Line, a commercial real estate and export/import company with offices in San Francisco, London, and Prague. Dr. Rausser has served as the Dean of the College of Natural Resources since 1994 and has been the Robert Gordon Sproul Distinguished Professor at the University of California at Berkeley since 1986. He has won fifteen national awards for his innovative economic research and strategy analysis. He was also the Chairman of the Department of Agricultural Resource Economics from 1979 to 1985 and again from 1992 to 1994. Dr. Rausser, while on leave from Berkley, served as Senior Economist on the Council of Economic Advisors from 1986 to 1987 and as Chief Economist of the Agency for International Development from 1988 to 1990. Dr. Rausser has a B.S. from California State University at Fresno, and an M.S. and a Ph.D. from the University of California, Davis. Mr. Rausser was an initial shareholder of Diversified Therapy Corp., in which the Company owns a 20% interest. Mr. Rausser is a member of Diversified Therapy Corp's. Board of Directors. See Item 12 - Certain Relationships and Related Transactions.

      Jeffrey A. Goffman founded the Company in 1993. From inception until June 1996, Mr. Goffman served as the Company's Chief Financial Officer and from inception until February 1997, he served as the Company's Chairman of the Board. He also served as Chief Executive Officer until February 1997 and as a director until March 1997. Effective January 1995, Mr. Goffman commenced full-time employment with the Company. Mr. Goffman was one of the founding partners of Goffman and Associates, Certified Public Accountants, PC, an accounting firm in Valley Stream, New York. From 1988 to 1992, Mr. Goffman was managing partner of that firm and remained a partner in that firm until 1994. Mr. Goffman is a certified public accountant licensed in New York and Florida and holds a B.S. degree in Accounting from The University of Hartford. Mr. Goffman is a member of the American Institute of Certified Public Accountants, the New York Society of Certified Public Accountants and the Florida Institute of Certified Public Accountants. See Item 12 - Certain Relationships and Related Transactions and footnote 1 above.

      Michael D. Karsch has been a director of the Company since September 1996, and was Executive Vice President, General Counsel and Secretary of the Company from July 1996 until March 1997. Prior thereto, he was associated with the law firm of Bachner, Tally, Polevoy & Misher LLP since 1990 becoming a partner in July 1995. Mr. Karsch was an associate of the law firm of Skadden, Arps, Slate, Meagher & Flom from 1986 to 1990. Mr. Karsch has a B.S. from the Wharton School of the University of Pennsylvania and a J.D. from the University of Pennsylvania Law School. See Item 12 - Certain Relationships and Related Transactions and footnote 1 above.

      Directors serve until the next annual meeting of stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment. Directors who are not officers receive a payment of $1,000 for each meeting of the Board attended and $500 per Committee meeting attended. Board members are also reimbursed for reasonable expenses incurred by them in serving as a director of the Company. The 1995 Long-Term Incentive Plan (the "1995 Plan") provides for the automatic grant of a non-qualified stock option to purchase 10,000 shares of the Company's common stock to each director who is not an employee or principal stockholder of, or referring physician to, the Company (i) on the date such director is first elected or appointed to the Board of Directors and (ii) each year thereafter on the day following any annual meeting of stockholders (so long as the director's term as a director is continuing for the ensuing year). The exercise price for all automatic grants to directors is equal to the fair market value of the Company's common stock on the date of grant.

      The Audit Committee consists of Messrs. Hartley and Mendelson.

      The Compensation Committee consists of Messrs. Hartley and Jacobson.

      The Executive Committee consists of Messrs. Rausser, Hartley, Mendelson and Paul.

      On January 29, 1997 the Company's Board of Directors approved a special committee of independent directors to review the Company's prior relationship with Coyote Consulting and Financial Services LLC and Keith Greenberg and the Company's prior disclosure regarding that relationship. The special committee is composed of Messrs. Mendelson, Rausser and Hartley.

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

MEDICAL ADVISORY BOARD

      The Company has formed a medical advisory board currently consisting of the following physicians: Drs. Stephen Raskin, Robert Burke, Jeffrey Laborde, Venkat Narayan, Stephen Novum, Greg Applegate and Sam Burke. The purpose of the medical advisory board is to evaluate and consult with the Company on certain medical matters. Drs. Laborde and Raskin each serve as radiologists at two imaging centers and Drs. Novom and Narayan served as general partners at imaging centers acquired by the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

      The following table sets forth a summary of the compensation paid or accrued by the Company during the year ended December 31, 1996 for the Company's Chief Executive Officer, the four highest compensated executive officers employed by the Company at December 31, 1996, the former President of the Company who resigned as President effective June 9, 1996 and the former Chief Executive Officer of the Company whose employment concluded on March 31, 1997:

                                                                                          LONG TERM
                                  ANNUAL COMPENSATION                                COMPENSATION AWARDS
----------------------------------------------------------------------------      -------------------------
              (A)                 (B)         (C)           (D)         (E)          (F)            (G)            (I)
                                                                       OTHER
                                                                      ANNUAL                     SECURITIES        ALL
                                                                      COMPEN-     RESTRICTED     UNDERLYING       OTHER
          PRINCIPAL                                                   SATION        STOCK          OPTIONS      COMPENSA-
          POSITION               YEAR      SALARY($)     BONUS($)     ($)(2)      AWARD$(3)        (#)(6)        TION ($)
          ---------              ----      ---------     --------     ------      ---------        ------       ---------
Joseph A. Paul(4)                1996        98,485        25,000      6,000       573,125         300,000      45,555(7)
Chief Executive Officer,
President, Chief Operating
Officer and Director

David Cohen(12)                  1996       225,383        82,006     12,000            --          50,000       1,615(8)
Senior Vice President            1995        41,538        26,000      5,000            --         100,000          --

Todd R. Smith(10)                1996       126,923        27,500     12,000            --          20,000         542(8)
Vice President and Chief         1995            --            --         --            --          80,000          --
Information Officer

Amos F. Almand, III(13)          1996       130,338            --     12,000            --          50,000       2,096(8)
Senior Vice President            1995        42,341       110,000      5,000            --              --          --
and Director

Robert D. Burke, M.D.(5)         1996       107,554       100,000      9,000       450,625              --          --
Former President and Former      1995       120,000       100,000     12,000       256,250         150,000          --
Director and Consultant          1994       120,000            --      5,000            --         100,000          --

Jeffrey A. Goffman(1)(11)        1996       189,038            --     14,747     2,510,625         350,000       2,826(8)
Former Director, Former          1995       137,500       100,000     12,000       256,250         150,000          --
Chief Executive Officer          1994       120,000            --     10,000            --          40,000          --
and Former Chairman of
the Board

Michael D. Karsch(1)(9)          1996       100,000        25,000      6,000       321,875         100,000        769(8)
Director, Former
Executive Vice President,
Former General Counsel
and Former Secretary

---------------------

(1) On February 3, 1997, Messrs. Goffman and Karsch were placed on voluntarily administrative leave for an unspecified period of time by the Company's Board of Directors. During this administrative leave they were relieved of all corporate duties and were not to participate in any meetings of the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. On March 25, 1997 Messrs. Goffman and Karsch declared their election to treat themselves as having been terminated without cause by the Company under their respective employment agreements, thus, invoking constructive termination provisions of their employment contracts. The Company has treated these elections as resignations. The Company has agreed to certain severance arrangements with Mr. Goffman. Pursuant to these arrangements, Mr. Goffman resigned as a director, officer and employee as of March 31, 1997. The Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. See Part I Item 3 - Litigation.

(2)  Represents car allowance.

(3) The number of shares of restricted stock outstanding at December 31, 1996 totaled 529,000. The aggregate value of the restricted stock was $4,893,250 at December 31, 1996 based upon the closing market price of the Company's Common Stock at that date. The total number of shares of outstanding restricted stock included in the Summary Compensation Table, that vest in whole, or, in part, in under three years from date of grant is 247,000. As of December 31, 1996, these restricted shares were scheduled to vest in amounts of 50,000, 123,500 and 73,500 in 1996, 1997 and 1998, respectively. Dividends will be paid on restricted stock to the extent paid on Common Stock.

(4) Joseph A. Paul joined the Company in July, 1996. These amounts do not include a $200,000 bonus and $17,512 of vacation pay earned at MediTek Health Corporation and accrued for prior to the acquisition of MediTek Health Corporation by the Company and paid by the Company in July 1996 subsequent to the date of acquisition. These amounts do not include Mr. Paul's 1996 salary and bonus earned for the period prior to the acquisition of MediTek Health Corporation by the Company (January 1, 1996 to June 30, 1996) in the amounts of $70,488 and $37,500, respectively. Mr. Paul's salary and bonus at MediTek Health Corporation was $140,413 and $50,000, respectively, in 1995 and $143,765 and $50,000 in 1994, respectively.

(5) Dr. Burke resigned as President effective June 6, 1996 and did not stand for re-election to the Board of Directors at the Company's September 19, 1996 annual meeting of stockholders. Salary and bonus for 1996 does not include payments totalling $25,000 made by the Company in connection with Dr. Burke's consulting agreement.

(6)  In 1996 the Company granted 100,000, 50,000, 20,000, 50,000, 100,000 and
100,000 options to Messrs. Goffman, Cohen, Smith, Almand III, Karsch and Paul, respectively, with an exercise price that was below the market price of the underlying common stock. The exercise price per underlying share was $7.125, and the market price of the underlying common stock at the date the options were granted was $12.875 per share.

(7) Reimbursement for Mr. Paul's relocation expenses totaled $43,040 and Company contributions to the 401-K Plan totaled $2,515.

(8) Company contributions for 401-K Plan. The Company did not make contributions in 1995 or 1994.

(9) Mr. Karsch was employed by the Company beginning on July 1, 1996. Amounts reflect his compensation for the six month period ending December 31, 1996.

(10) Mr. Smith was granted 80,000 options in December, 1995 pursuant to an employment contract. His employment commenced in January, 1996.

(11) See "Employment Agreements" for information regarding Mr. Goffman's 1996 bonus.

(12) Mr. Cohen's employment began in August 1995.

(13) Mr. Almand's employment began in June 1995.

         The following table sets forth information concerning persons listed in the Summary Compensation Table who were granted options during 1996:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

               (A)                        (B)                (C)               (D)               (E)                (F)
                                        NUMBER OF         % OF TOTAL                         MARKET PRICE
                                        SECURITIES         OPTIONS                          OF COMMON STOCK
                                        UNDERLYING        GRANTED TO         EXERCISE         AT DATE OF
                                         OPTIONS          EMPLOYEES           OR BASE      OPTIONS GRANTED     EXPIRATION
  NAME                                   GRANTED (#)    IN FISCAL YEAR     PRICE ($/SH)         ($/SH)            DATE
  ----                                  ------------    --------------     ------------    -----------------   ----------
  Joseph A. Paul..............           100,000(4)           --               7.125            12.875          6/1/2001
                                         200,000(3)           --              12.125            12.625         10/9/2001
                                         -------
                     Total               300,000            19.7%
                                         -------            ----

  David Cohen.................            50,000(2)          3.3%              7.125            12.875          6/1/2001

  Todd R. Smith...............            20,000(2)          1.3%              7.125            12.875          6/1/2001

  Amos F. Almand, III.........            50,000(2)          3.3%              7.125            12.875          6/1/2001

  Jeffrey A. Goffman(1).......           100,000(2)           --               7.125            12.125         10/9/2001
                                         250,000(3)           --              12.125            12.625         10/9/2001
                                         -------
                     Total               350,000            23  %
                                         -------


               (A)                        (B)                (C)               (D)               (E)                (F)
                                        NUMBER OF         % OF TOTAL                         MARKET PRICE
                                        SECURITIES         OPTIONS                          OF COMMON STOCK
                                        UNDERLYING        GRANTED TO         EXERCISE         AT DATE OF
                                         OPTIONS          EMPLOYEES           OR BASE      OPTIONS GRANTED     EXPIRATION
  NAME                                   GRANTED (#)    IN FISCAL YEAR     PRICE ($/SH)         ($/SH)            DATE
  ----                                  ------------    --------------     ------------    -----------------   ----------
  Michael D. Karsch(1)........           100,000(4)          6.6%              7.125            12.875          6/1/2001

-------------------------------------

(1) On February 3, 1997, Messrs. Goffman and Karsch were placed on voluntarily administrative leave for an unspecified period of time by the Company's Board of Directors. During this administrative leave they were relieved of all corporate duties and were not to participate in any meetings of the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. On March 25, 1997 Messrs. Goffman and Karsch declared their election to treat themselves as having been terminated without cause by the Company under their respective employment agreements, thus, invoking constructive termination provisions of their employment contracts. The Company has treated these elections as resignations. The Company has agreed to certain severance arrangements with Mr. Goffman. Pursuant to these arrangements, Mr. Goffman resigned as a director, officer and employee as of March 31, 1997. The Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. See Part I Item 3 - Litigation.

(2) Fifty percent of the options granted vest in equal annual amounts over a three year period commencing one year from date of grant. The remaining fifty percent vest in the same manner only if the underlying Common Stock of the Company trades at $15.00 or more per share on or prior to June 1, 1999.

(3) The options granted vest in equal annual amounts over a three year period commencing one year from date of grant only if the underlying common stock of the Company trades at $16.00 or more per share on or prior to June 1, 1999.

(4) The options granted vest in equal annual amounts over a three year period commencing one year from date of grant.

         The following table sets forth certain information concerning the persons listed in the Summary Compensation Table who exercised stock options during 1996 or held unexercised options at December 31, 1996:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

               (A)                         (B)                  (C)                  (D)                  (E)
                                                                                  NUMBER OF            VALUE OF
                                                                              SECURITIES UNDER-       UNEXERCISED
                                                                              LYING UNEXERCISED      IN-THE-MONEY
                                                                                   OPTIONS            OPTIONS AT
                                                                                AT FY-END(#)           FY-END($)
                                     SHARES ACQUIRED           VALUE            EXERCISABLE/         EXERCISABLE/
  NAME                               ON EXERCISE (#)        REALIZED($)         UNEXERCISABLE        UNEXERCISABLE
  ----                               ---------------        -----------       -----------------      -------------
  Joseph A. Paul..............              ----                ----                --/300,000         $--/$212,500

  David Cohen.................              ----                ----            100,000/50,000    $412,500/$106,250

  Todd R. Smith...............            15,000             $83,359             11,667/73,333      $32,083/189,167

  Amos Almand, III............              ----                ----                 --/50,000         $--/$106,250

  Robert D. Burke, M.D........           118,536            $593,229             70,488/60,976    $276,957/$251,514

  Jeffrey A.  Goffman(1)......              ----                ----            90,000/450,000    $326,250/$625,000

  Michael D. Karsch(1)(2).....              ----                ----                --/100,000         $--/$212,500

----------
(1) On February 3, 1997, Messrs. Goffman and Karsch were placed on voluntarily administrative leave for an unspecified period of time by the Company's Board of Directors. During this administrative leave they were relieved of all corporate duties and were not to participate in any meetings of the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. On March 25, 1997 Messrs. Goffman and Karsch declared their election to treat themselves as having been terminated without cause by the Company under their respective employment agreements, thus, invoking constructive termination provisions of their employment contracts. The Company has treated these elections as resignations. The Company has agreed to certain severance arrangements with Mr. Goffman. Pursuant to these arrangements, Mr. Goffman resigned as a director, officer and employee as of March 31, 1997. The Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. See Part I Item 3 - Litigation.

(2) Does not include 50,000 warrants granted to Mr. Karsch on September 21, 1995, prior to his date of employment with the Company. The 50,000 warrants are fully vested and exercisable and have an exercise price of $5.125 per share. As of December 31, 1996, none of these warrants were exercised. The value of the unexercised in-the-money exercisable warrants at December 31, 1996 was $206,250.

EMPLOYMENT AGREEMENTS

         David Cohen and the Company entered into a four-year employment agreement in August 1995, pursuant to which he serves as Senior Vice President of West Coast Operations. The agreement provides that Mr. Cohen's annual base salary will be no less than 110% of the previous year's base salary. Mr. Cohen is entitled to an annual bonus equal to the greater of five percent of the net income before taxes of the Company's San Francisco Magnetic Resonance Center or $50,000, which bonus is payable in perpetuity. Under the terms of the agreement, Mr. Cohen is also entitled to an annual cumulative bonus of three percent of the net income before taxes as generated by the executive's identification of all merger and acquisition efforts, payable partly in cash and partly in stock options. Mr. Cohen is also entitled to be granted 12,500 additional options with an exercise price of $5.125 per share for each year in which the San Francisco Magnetic Resonance Center earns a minimum of $250,000 before taxes. In the event that Mr. Cohen's duties and authority are materially diminished or the Company materially breaches the agreement, Mr. Cohen is entitled to deem his employment terminated and receive all compensation which would have accrued to him under the agreement for the longer of the remainder of the term or for a period of one year. Mr. Cohen is entitled to participate in all other benefit plans provided by the Company to its executives and to four weeks paid vacation per year and a $1,000 per month car allowance. The agreement also restricts Mr. Cohen from competing with the Company and from disclosing confidential information with respect to the Company, although if Mr. Cohen so deems his employment terminated, he may, under certain circumstances, waive certain payments from the Company and be relieved from such restrictions.

         Todd R. Smith and the Company are parties to a three-year employment agreement, dated December 7, 1995 which was amended and restated on August 9, 1996 pursuant to which Mr. Smith serves as the Company's Vice President and Chief Information Officer. The agreement provides for annual salary of not less than $100,000 during 1996, $120,000 during 1997 and $125,000 for 1998. Mr. Smith is also entitled to an annual discretionary bonus, and a bonus of $750 for each facility whose computer system is bought on-line pursuant to certain specifications. Mr. Smith is also entitled to participate in all other benefit plans provided by the Company to its executives and to four weeks paid vacation per year and a $1,000 per month car allowance. In the event that the Company materially breaches the employment agreement or in the event of certain changes in control or ownership of the Company, Mr. Smith may elect to deem his employment terminated by the Company without cause. Mr. Smith, in accordance with the provision of his employment agreement, would be entitled to receive lump sum compensation equal to two years' annualized compensation (unless the remaining term of the agreement is less than one year in which case Mr. Smith is entitled to a one year's annualized compensation). The employment agreement restricts Mr. Smith from competing with the Company during a 12 month period after the date of termination.

          Amos F. Almand, III and the Company are parties to a four-year employment agreement, dated June 30, 1995, under which he serves as Senior Vice President. The agreement requires the Company to nominate and use its best efforts to elect Mr. Almand to its Board of Directors. Mr. Almand received base salary of $130,338 under the agreement during 1996 and is entitled to increases in annual base salary of not less than 10% per year. Mr. Almand is also entitled to annual bonuses during the first, second and third years of the term of the agreement equal to 10%, 5% and 2%, respectively, of the amount by which the net income before taxes of the Company's imaging centers exceeds the prior year's net income before taxes. Mr. Almand is entitled to participate in all other benefit plans provided by the Company to its executives and to four weeks paid vacation per year and a $1,000 per month car allowance. In the event that Mr. Almand's duties and authority are materially diminished of material breach by the Company of the agreement or of certain changes in control or ownership of the Company, Mr. Almand is entitled to deem his employment terminated and receive a lump sum payment equal to the greater of his salary and bonus for the remainder of the term or for a period of one year. The agreement also restricts Mr. Almand from competing with the Company and from disclosing certain confidential information with respect to the Company, although if Mr. Almand so deems his employment terminated he may, under certain circumstances, waive certain payments from the Company and be relieved from such restrictions.

         Joseph A. Paul and the Company are parties to a five-year employment agreement, dated June 18, 1996, pursuant to which he serves as President and a director of the Company. From February 2, 1997 until March 31, 1997 he was interim Chief Executive Officer of the Company, at which time he became Chief Executive Officer. The agreement provides for annual base salary of $200,000 during the first year of its term, and for annual increases in the remaining years of at least five percent per year. The agreement also provides for an annual bonus of $50,000 during the first year and a bonus equal to that paid to the Company's Chief Executive Officer during each subsequent year. The Compensation Committee of the Board of Directors is currently considering modifying Mr. Paul's bonus arrangement for 1997 so that his bonus will be based on the Company's earnings per share. Under the agreement, all options and restricted stock awards granted to Mr. Paul will vest if he is terminated other than for cause or upon a change of control of the Company. Mr. Paul is also entitled to participate in all other benefit plans provided by the Company to its executives and to four weeks paid vacation per year and a $1,000 per month car allowance. Mr. Paul was reimbursed for a total of $43,040 of moving and relocation expenses in 1996. The agreement also provided that upon the occurrence of the following events, that Mr. Paul has the right to elect to deem his employment to have been terminated by the Company without cause and receive a lump sum payment equal to 2.9 times the salary and bonus paid to him by the Company during the most recent year: (i) Mr. Paul shall no longer exercise all of the duties and responsibilities and shall no longer possess substantially all of the authority provided for in the agreement; (ii) the Company shall materially breach the agreement; or (iii) certain changes of control or ownership of the Company. The agreement also restricts Mr. Paul from competing with the Company and from disclosing certain confidential information with respect to the Company, although if Mr. Paul so deems his employment terminated he may, under certain circumstances, waive certain payments from the Company and be relieved of such restrictions.

         Jeffrey A. Goffman and the Company were parties to an employment agreement dated August 31, 1994 and amended on October 1, 1995 relating to his employment as Chairman of the Board and Chief Financial Officer of the Company. Mr. Goffman also served as Chief Executive Officer of the Company until March 31, 1997. Until June, 1996 and February, 1997, respectively, Mr. Goffman served as Chief Financial Officer and Chairman of the Board, respectively. The agreement provided for expiration on December 31, 2000. The agreement also provided for an annual base salary of $200,000 and for annual increases in the second and third years of the term of no less than five percent per year. The agreement provided for an annual bonus of between $25,000 and $65,000 (at the discretion of the Chairman of the Board) for each year during which the Company's annual revenues exceed its prior year's revenues by at least 10% (or at least 20% with respect to 1996). For 1997, however, the parties agreed to modify his bonus arrangement to provide for a bonus of $10,000 for each $.01 of fully-diluted 1997 earnings per share of the Company in excess of $.60. Mr. Goffman was also entitled to participate in all other benefit plans provided by the Company to its executives. Mr. Goffman was also entitled to four weeks paid vacation per year and a $1,000 per month car allowance. Under this agreement, the Company has the right to terminate Mr. Goffman for cause (i.e., conviction of Mr. Goffman of a felony related to his employment or the Company, a judicial finding that Mr. Goffman committed gross negligence or willful gross misconduct in performing his duties or engaged in certain other activities which materially harmed the Company or a material breach by Mr. Goffman of his obligations not to compete with the Company or disclose confidential information with respect to the Company), at which time Mr. Goffman would have no further right to compensation thereunder. The agreement also provided that upon the occurrence of the following events, that Mr. Goffman had the right to elect to deem his employment to have been terminated by the Company without cause and receive a lump sum payment equal to 2.9 times the salary and bonus paid him by the Company during the most recent year: (i) Mr. Goffman shall no longer exercise all of the duties and responsibilities and shall no longer possess substantially all of the authority provided for in the agreement; (ii) the Company shall materially breach the agreement; or (iii) certain changes of control or ownership of the Company. The agreement also restricts Mr. Goffman from competing with the Company and from disclosing confidential information with respect to the Company, although if Mr. Goffman so deems his employment terminated he may, under certain circumstances, waive certain payments from the Company and be relieved of such restrictions. On February 3, 1997, he was voluntarily placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not to participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Goffman declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. For further information, see Item 3 - Litigation.

         On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of certain disputes between Mr. Goffman and the Company in connection with his employment with the Company. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997. Mr. Goffman received $165,000 upon execution of the Letter with an additional $300,000 to be paid in monthly installments of $16,666 over an 18 month period commencing from the signing of a definitive agreement by the Company and Mr. Goffman. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercises the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. All currently vested restricted stock and stock options will be kept by Mr. Goffman. All unvested restricted stock as of March 31, 1997 (220,000 shares) will (i) become vested (i.e., the applicable risk of forfeiture restrictions will lapse) in accordance with the schedule originally established at the time of award of such restricted stock (notwithstanding Mr. Goffman's resignation) or, if earlier, upon the sale of the Company or a change of control (as defined), and
(ii) be placed in an escrow account held by a mutually agreeable escrow agent. In addition, the Letter provides that unvested options for 100,000 shares of Company common stock which are exercisable at $5.125 per share will be placed in the escrow account. The Letter provides that notwithstanding Mr. Goffman's resignation, these options shall vest in accordance with the schedule originally established at the time such options were awarded to Mr. Goffman or, if earlier, upon the sale of the Company or a change of control (as defined) on or before March 31, 1999. The Letter provides that all other options which were unvested as of March 31, 1997, (specifically the 100,000 options granted on June 1, 1996 exercisable at $7.125 and the 250,000 options granted on October 9, 1996 exercisable at $12.125) will vest only upon the sale of the Company or a change in control (as defined above) on or before March 31, 1999. The Letter provides that no option, whether currently vested or unvested, would be exercisable beyond its original expiration date (exclusive of provisions for earlier termination relating to termination of employment) or prior to the date when any exercise price relating to the Company's common stock previously established for the exercise of such option has been met. Because an incentive stock option may not be exercised more than three months following termination of employment as a matter of tax law, options exercised after such period would be treated as non-statutory stock options. The Letter provides that any stock purchased as a result of the exercise of an option held in the escrow account will remain in the escrow account until released from escrow pursuant to its terms.

         The Letter provides that the Company and Mr. Goffman shall exchange mutual special releases, releasing certain claims and retaining the ability to bring certain possible claims against each other. The escrow account would be available according to its terms to satisfy in whole, or in part, any claims excepted from the mutual special release.

         Michael D. Karsch and the Company were parties to a five-year employment agreement, dated June 1, 1996, relating to Mr. Karsch's serving as Senior Vice President, General Counsel and Secretary of the Company. The agreement provides for an annual base salary of $200,000, and for annual increases in the remaining years of not less than five percent per year. Under the terms of the agreement, Mr. Karsch was entitled to a $50,000 bonus during 1996 (of which one-half was deferred to 1997) and was entitled to receive a cash bonus in each year thereafter in an amount equal to the bonus paid to the Company's Chief Executive Officer. Under the agreement, all options and restricted stock awards granted to Mr. Karsch would vest if he is terminated other than for cause or upon a change of control of the Company. Mr. Karsch was also entitled to participate in all other benefit plans provided by the Company to its executives and to four weeks paid vacation per year and a $1,000 per month car allowance. In connection with Mr. Karsch's employment agreement, the Company provided a loan of up to $100,000 for relocation expenses of which approximately $51,000 was advanced and was outstanding as of March 15, 1997. Under this agreement, the Company has the right to terminate Mr. Karsch for cause (i.e., conviction of Mr. Karsch of a felony related to his employment or the Company, a judicial finding that Mr. Karsch committed gross negligence or willful gross misconduct in performing his duties or engaged in certain other activities which materially harmed the Company or a material breach by Mr. Karsch of his obligations under the agreement), at which time Mr. Karsch would have no further right to compensation thereunder. The agreement also provided that upon the occurrence of the following events, that Mr. Karsch had the right to elect to deem his employment to have been terminated by the Company without cause and receive a lump sum payment equal to 2.9 times the salary and bonus paid him by the Company during the most recent year (as defined): (i) Mr. Karsch shall no longer exercise all of the duties and responsibilities and shall no longer possess substantially all of the authority provided for in the agreement;
(ii) the Company shall materially breach the agreement; or (iii) certain changes of control or ownership of the Company. The agreement also restricts Mr. Karsch from competing with the Company and from disclosing certain confidential information with respect to the Company, although if Mr. Karsch so deems his employment terminated he may, under certain circumstances, waive certain payments from the Company and be relieved of such restrictions. Mr. Karsch was also provided certain relocation benefits. On February 3, 1997, he was placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and was not to participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. At this point, the Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. For further information, see Item 3 - Litigation.

CONSULTING AGREEMENTS

         Robert D. Burke resigned as President of the Company in June 1996, but was paid in accordance with the terms of his employment agreement through September 1996. Dr. Burke did not stand for re-election as a director at the Company's Annual Meeting of Stockholders on September 19, 1996. On October 1, 1996, the Company and Dr. Burke entered into a three-year consulting agreement, under which Dr. Burke is entitled to $100,000 per year. In 1991 Dr. Burke entered into a Stipulation and Consent Agreement with the Florida Department of Banking and Finance, relating to a company Dr. Burke was previously associated with. The agreement provides that Dr. Burke will obtain prior approval of the Department before acting as an owner, supervisor or principal of any securities firm, dealer or investment advisor registered with the Department.

         The Company is a party to a Consulting Agreement effective as of January 1, 1995, with Gordon C. Rausser, amended effective as of September 5, 1995 and September 9, 1996, pursuant to which Dr. Rausser acts as a consultant to the Company on economic, financial and strategic matters. Under the agreement, as amended, Dr. Rausser is entitled to a consulting fee of $25,000 per quarter until December 31, 1999, provided that he offers or agrees to serve as a director of the Company and offers or agrees to serve as a consultant under the Agreement. In connection with entering into the agreement, as amended, Dr. Rausser received an option to purchase 400,000 shares of Common Stock of the Company exercisable at $5.00 per share at any time through December 31, 1999. In connection with this agreement, the Company also issued to Mr. Rausser 51,000 shares of restricted stock on March 17, 1997.

         Charles Jacobson, a director of the Company, and an entity that he owns an interest in, have management consulting arrangements with the Company under which the Company is obligated to pay approximately $75,000 per year through 2000 for management consulting services.

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

         In 1996, the Company paid Coyote Consulting cash compensation of $3,828,000. This amount represents 2% of the purchase price of completed acquisitions introduced by Coyote Consulting. In addition, the Company granted to Coyote Consulting 100,000 options to purchase Common Stock at an exercise price of $7.125 and 55,000 shares of restricted Common Stock with a fair market value of $708,125 at the date of grant. Pursuant to the terms of the consulting agreement, Coyote Consulting was paid a minimum annual draw of $185,000 which was credited against finder's fees earned by Coyote Consulting in 1996. Pursuant to the terms of the consulting agreement, the Company leased or paid the cost of two automobiles for use by Coyote Consulting during the term of the agreement, for which $27,919 was paid in 1996, and $16,851 in 1995. Coyote was also reimbursed for all expenses relating to acquisition searches for the Company. The Company paid for two insurance policies on the life of Keith Greenberg. The Company was the beneficiary of one policy for $2,000,000 and his wife was the beneficiary on the second policy for $600,000.

         In January 1997, the Company negotiated a Termination Agreement with Coyote Consulting (the "Agreement"), which terminated the existing consulting agreement, subject to ratification by the Company's Board. As of this date the Company's Board has deferred the issue of ratification pending further study. In connection with the terms of the unratified Agreement, the Company paid to Coyote Consulting the sum of $620,000 representing one-half of the finder's fees due

Coyote Consulting upon closing of the then-pending acquisition of Medical Diagnostics, Inc., which was closed in February 1997, and the then-pending acquisition of American Shared Hospital Services. Under the terms of the unratified Agreement the remaining portion of the finder's fees on such acquisitions is payable at closing of the acquisitions. In the event that the Company's acquisition of American Shared Hospital Services does not close, the payment on account of the finder's fee will be credited toward finder's fees on future acquisitions as discussed below, but shall not otherwise be refundable to the Company by Coyote Consulting. On April 28, 1997, the Company announced it had terminated further negotiations to acquire American Shared Hospital Services.

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

         Coyote Consulting has recently informed the Company that it views the unratified Agreement as no longer binding, null and void. Coyote Consulting has not returned the sums paid under this Agreement.

         Cash compensation paid to and the value of restricted stock granted and compensatory stock options issued to Coyote Consulting for the years ended December 31, 1996 and 1995, are as follows:

                                                          1996          1995
                                                          ----          ----

Finders' fees for 1996 acquisitions                   $3,828,000    $       --
Payments in connection with termination agreement        620,000            --
Restricted stock grants                                  861,250        21,875
Compensatory stock options granted                       287,500            --
Cash Draws                                                    --       116,251
                                                      ----------       -------
                                                      $5,596,750      $138,126
                                                      ==========       =======

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes a number of the filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were not complied with. The Company intends to work with its executive officers, directors and 10% beneficial owners in furtherance of ensuring accurate reporting of their beneficial ownership of the Company's securities.

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, each executive officer named under "Executive Compensation" and all officers and directors of the Company as a group, as of March 15, 1997 and their percentage ownership of Common Stock based upon the amount of outstanding stock plus stock that all officers and directors have the right to acquire within 60 days pursuant to options, warrant conversion privileges or other rights.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     NAME AND ADDRESS OF BENEFICIAL OWNER(3)

                                                  AMOUNT AND
                                                  NATURE OF        PERCENT OF
                                                  BENEFICIAL       OUTSTANDING
                                                  OWNERSHIP(2)  COMMON STOCK (4)
                                                  ------------  ----------------

  (A) BENEFICIAL OWNERS

  Fidelity Management & Research Company......    1,242,500(1)         5.23%

  Reese General Trust.........................    1,671,000(2)         7.03%

  (B) EXECUTIVE OFFICERS AND DIRECTORS

  Laurans A. Mendelson........................    1,141,081(5)         4.80%

  Joseph A. Paul..............................       48,725(6)           *

  Todd R. Smith...............................       11,667(7)           *

  Amos F. Almand, III.........................      171,700(8)           *

  David Cohen.................................      103,622(9)           *

  C. Keith Hartley............................      329,445(10)        1.39%

  Charles J. Jacobson.........................       70,000(11)          *

  Gordon C. Rausser...........................      594,000(12)        2.50%

  Robert D. Burke, M.D........................      271,194(13)        1.14%

  Jeffrey A. Goffman..........................    3,953,081(14)       16.64%

  Michael D. Karsch...........................       75,000(15)          *

  All officers and directors as a group
  (16 persons)................................    5,952,454           25.05%
----------------------
*        less than 1%.

(1) Pursuant to the instructions in Item 7 of Schedule 13G, Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,242,500 shares or 5.23% of the Common Stock outstanding of the Company as a result of acting as investment adviser to various investment companies registered under Section B of the Investment Company Act of 1940.
         Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 1,242,500 shares owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. Members of the Edward C. Johnson 3d family and trusts for their benefit are the predominant owners of Class B shares of Common Stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3d owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3d is Chairman of FMR Corp. and Abigail P. Johnson is a

         Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting Common Stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.
(2) Reese General Trust, 14835 Southwest Freeway, Sugarland, Texas 77478 is the beneficial owner of 1,671,000 shares or 7.03% of the Common Stock outstanding of the Company. The shares were issued by the Company in connection with the acquisition of U.S. Imaging Inc. ("U.S. Imaging") on June 4, 1996. 671,000 shares are being held in escrow and will be released to the Reese General Trust only in the event that certain financial results are achieved by U.S. Imaging. Reese General Trust granted to Jeffrey Goffman, the Company's Chairman on June 4, 1996, a proxy to vote the shares of the Company's Common Stock owned by Reese General Trust. See footnote 14 to this Item.
(3) Except as otherwise indicated, each of the parties listed above has sole voting and investment power over the shares owned. The address for all of the management and directors is care of US DIAGNOSTIC INC., 777
         S. Flagler Drive, Suite 1201 East, West Palm Beach, Florida 33401.
(4)      Based on shares outstanding on March 15, 1997.
(5) Includes 1,081,081 shares underlying a convertible debenture held by HEICO Corporation of which Mr. Mendelson is the Chairman of the Board, Chief Executive Officer and President and 20,000 shares owned by HEICO Deferred Compensation Plan for which Mr. Mendelson has sole voting power. Includes options to purchase 20,000 shares of Common Stock which are currently exercisable. Includes 20,000 shares owned by LAM Limited Partnership which Mr. Mendelson is President of LAM Management Inc., the general partner. 1,081,081 shares are subject to the proxy arrangements referenced in footnote 14. Does not include options to purchase 100,000 shares of Common Stock which vest upon (i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) his continued involvement until the final resolution of compliance issues with both the SEC and NASDAQ.
(6) Includes 45,000 restricted shares. Does not include options to purchase 300,000 shares of Common Stock which are not exercisable within 60 days.
(7) Includes options to purchase 11,667 shares of Common Stock which are currently exercisable. Excludes options to purchase 73,333 shares of Common Stock which are not exercisable within 60 days.
(8) Includes 140,000 shares of Common Stock held by Mr. Almand and his wife as tenants by the entirety and 27,600 shares of Common Stock held in Mr. Almand's individual retirement account. Also includes 4,100 shares of Common Stock over which Mr. Almand has a proxy to vote in certain circumstances which are held by Mr. Almand's sister and husband. Does not include options to purchase 50,000 shares of Common Stock which are not currently exercisable.
(9) Includes options to purchase 100,000 shares of Common Stock which are currently exercisable. Does not include options to purchase 50,000 shares of Common Stock which are not exercisable within 60 days.
(10) Includes 319,445 shares of Common Stock underlying warrants exercisable at an exercise price of $9.00 per share held by Forum Capital Markets L.P. of which Mr. Hartley is Managing Partner. Forum Capital Markets L.P. served as underwriter in connection with the Company's $57.5 million 9% Subordinate Convertible Debenture Offering. Includes options to purchase 10,000 shares of Common Stock which are currently exercisable. Does not include options to purchase 35,000 shares of Common Stock which vest upon (i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) his continued involvement until the final resolution of compliance issues with both the SEC and NASDAQ.
(11) Includes options to purchase 70,000 shares of Common Stock which are currently exercisable
(12) Includes 150,000 shares of Common Stock, 24,000 shares of restricted stock, options to purchase 20,000 shares of Common Stock which are currently exercisable and 400,000 warrants to purchase Common Stock which are currently exercisable. Does not include 51,000 restricted shares granted on March 17, 1997. Does not include options to purchase 35,000 shares of Common Stock which vest upon (i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) his continued involvement until the final resolution of compliance issues with both the SEC and NASDAQ.

(13) Includes 85,000 restricted shares and options to purchase 70,488 shares of Common Stock currently exercisable. Does not include options to purchase 60,976 shares of Common Stock not exercisable within 60 days.
(14) Includes 115,000 shares of Common Stock, 245,000 restricted shares granted under the 1995 Plan and 90,000 options to purchase Common Stock currently exercisable and excludes options to purchase 450,000 shares of Common Stock which are not exercisable within 60 days. Includes 3,503,081 shares of Common Stock over which Mr. Goffman has been granted a proxy to vote in certain circumstances; pursuant to such proxy and an agreement between Mr. Goffman and the Company, Mr.
         Goffman agreed to transfer or vote, as required by the Company, all such proxies. Mr. Goffman does not have investment power with respect to any of such 3,503,081 shares and disclaims beneficial ownership with respect to all such shares. See Item 10 - Executive Compensation - Employment Agreements.
(15) Includes 50,000 warrants to purchase Common Stock which are currently exercisable which were granted to Mr. Karsch prior to the date of his employment with the Company and 25,000 shares of restricted stock issued under the 1995 Plan. Does not include options to purchase 100,000 shares of Common Stock which are not exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In July 1995, the Company acquired an 80% interest in Salisbury Imaging Center in Jacksonville, Florida. Of this 80% interest, 13.3% was acquired from Amos Almand, III, and the remaining 66.7% was acquired from third parties who were not affiliates of Mr. Almand or the Company. In consideration of Mr. Almand's 13.3% interest, the Company issued Mr. Almand 115,000 shares of its Common Stock. At approximately the time that transaction was consummated Mr. Almand became a Senior Vice President and a director of the Company.

      Dr. Steven Novom, who was a director of the Company until September 1995, is one of three stockholders of MED LINC, Inc. The Company and MED LINC were parties to a consulting agreement under which the Company was obligated to pay monthly consulting fees of $15,000 through June 1999. This consulting agreement was entered into in conjunction with the acquisition of Computerized Medical Imaging Center. In January 1996, the Company issued 93,000 shares of Common Stock in full payment and cancellation of the remaining 41 months of this agreement.

      Dr. William M. Harper, IV., a former director of the Company, is one of three stockholders of HPM, Inc. In connection with the Company's acquisition of Columbus Diagnostic Center in 1994, the Company issued warrants to HPM, Inc. to purchase 191,704 shares of common stock at $.01 per share. Of the 191,704 shares of common stock underlying these warrants, 95,852 were IPO escrow shares. In January 1996, 95,852 shares were issued upon exercise of the warrants.

      Effective July 1, 1996, the Company entered into a joint venture with Phycor of Jacksonville, Inc., a wholly-owned subsidiary of Phycor, Inc. to lease outpatient imaging equipment and facilities and equipment to affiliated providers in South Georgia and North Florida through Diagnostic Equity Partners, a partnership. The Company contributed its Orange Park facility and its Salisbury facility. Phycor of Jacksonville contributed its Orange Park Heart Center and the entities are jointly developing additional facilities. In July 1996, the Company purchased the 20% of Salisbury owned by Amos Almand, III, a director and officer of the Company for $567,437, which was equal to the pro-rata price for the original purchase in 1995 and equal to or less than market value.

      Pursuant to the terms of a Subscription Agreement dated December 1, 1996, the Company acquired approximately five million shares of common stock of Diversified Therapy Corp. ("DTC") for

$3.5 million. This represents approximately 20% of the outstanding common stock of DTC at December 31,1996. DTC commenced operations in 1996 to develop a leadership position in the ownership and operations of U.S. wound care treatment facilities utilizing hyperbaric chambers. At the date of the subscription agreement and on December 31, 1996, the President and a founder of DTC was Keith Greenberg. Mr. Greenberg on behalf of Coyote Consulting Financial Services LLC provided consulting services to the Company. Subsequent to year end, Mr. Greenberg resigned as President of DTC. Mr. Almand, a Director and Executive Officer of the Company, is Chairman of the Board of DTC. Messrs. Rausser and Jacobson are Directors of the Company and Directors of DTC.

         In July 1996, the Company consummated the acquisition of all of the outstanding capital stock of MediTek Health Corporation from HEICO Corporation. The consideration by the Company to HEICO Corporation was approximately $13 million in cash plus a five-year, $10 million convertible note. This convertible note bears interest at a rate of 6 1/2% per annum and is convertible into common stock of the Company at $9.25 per share or an aggregate of 1,081,081 shares. The Company granted HEICO Corporation certain registration rights with respect to these 1,081,081 shares of Common Stock. The Company also agreed to repay this convertible note at any time prior to the effectiveness of such registration upon HEICO Corporation's written request. Laurans A. Mendelson is the Chief Executive Officer, President and Chairman of the Board of HEICO Corporation. In accordance with the terms of the acquisition documents, Mr. Mendelson was elected to the Company's Board of Directors by the Shareholders on September 19, 1996. Mr. Mendelson became Chairman of the Board of the Company in February 1997.

         L. Keith Hartley, a member of the Company's Board of Directors, is the managing partner of Forum Capital Markets L.P. ("Forum"). Forum was the underwriter of the Company's $57,500,000 Subordinated Convertible Debenture offering and was paid an underwriters fee of $2,875,000. In addition, the Company sold to Forum, for nominal consideration, warrants which entitle Forum to purchase 319,445 shares of Common Stock of the Company at an exercise price of $9.00 per share. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture offering.

         In June 1996, the Company loaned $360,000 to Jeffrey A. Goffman, the Company's Former Chief Executive Officer and Chairman of the Board in connection with a private transaction. The loan bore interest at a rate of 10% per annum and was repaid on July 1, 1996.

         The Company entered into an Installation Agreement ("Agreement") dated February 27, 1997 with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, Vice President and Chief Information Officer of the Company, is a substantial minority shareholder of CSI. CSI has been providing project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services, since February 1996. The effective date of the agreement is February 1, 1997 and has a one-year term. Payments made to CSI in the year ending December 31, 1996 totaled $332,604, including reimbursement for expenses and equipment purchases of $64,197.

         During 1995 and 1996, respectively, the Company paid legal fees in the amount of $352,756 and $429,468, respectively, to the law firm of Bachner, Tally, Polevoy & Misher LLP of which Michael Karsch, a former executive officer and director of the Company, was a partner until July, 1996. In 1995, prior to his employment with the Company, Mr. Karsch was granted options to acquire 50,000 shares of the Company's common stock immediately exercisable at $5.125 per share for a term of five years. In connection with his employment agreement, the Company provided to Mr. Karsch a loan of up to

$100,000 for relocation expenses of which approximately $51,000 was outstanding as of December 31, 1996.

         In October 1996, the Company purchased from Alan Winakor, a Senior Vice President with the Company, 100% of the outstanding capital stock of Medical Marketing Development ("MMD"). Mr. Winakor was not an employee of the Company at the date that MMD was acquired. The purchase price was comprised of cash in the amount of $1,727,745 and 110,459 shares of the Company's Common Stock. In addition, Mr. Winakor was president and the general partner of four additional partnerships acquired by the Company in 1996. Total consideration paid to Mr. Winakor for his ownership percentage of the four entities was $350,369 in cash and 36,355 shares of the Company's Common Stock. An additional 76,234 and 12,355 shares of the Company's Common Stock are being held in escrow in connection with the acquisition of MMD and the four partnerships, respectively. The shares will be released to Mr. Winakor if certain financial results are achieved in 1997 by the entities acquired.

         In December, 1996, the Company and Jeffrey Goffman, who was at the time the Company's Chief Executive Officer, entered into a Settlement Agreement with Consolidated General Ltd., U.K. Errington Ltd., and certain other persons (collectively, the "Claimants"). Under the Settlement Agreement, the Company issued an aggregate of 68,400 shares of its Common Stock, with a fair market value of $654,075 at the date of issuance, to the Claimants and paid to the Claimants an aggregate of $1,345,925 in cash. In exchange, the Claimants executed general releases in favor of the Company and Mr. Goffman. Under the Settlement Agreement, the Claimants settled claims relating to allegations that they had escrowed too many shares of their Common Stock under the escrow agreement entered into in connection with the Company's initial public offering. The Claimants also released their claims relating to promissory notes in the aggregate principal amount of $850,000 executed by Mr. Goffman in favor of the Claimants, which promissory notes were collateralized by 150,000 shares of the Company's Common Stock owned by Mr. Goffman. After the execution of these promissory notes, Mr. Goffman executed an assignment and assumption agreement on behalf of himself and the Company, under which the Company purportedly assumed Mr. Goffman's obligations under such promissory notes. These promissory notes were executed by Mr. Goffman in payment of consideration to the Claimants under consulting agreements between Mr. Goffman and the Claimants, which Mr. Goffman asserted were entered into by him for the benefit of the Company. Under the terms of these consulting agreements, the Claimants were to provide consulting and advisory services to Mr. Goffman, purportedly on behalf of the Company, to assist in funding, evaluating and structuring business opportunities and transactions. The fair market value of the shares issued and the cash paid totaled $2,000,000. The Company is reviewing this transaction further.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                  EXHIBIT INDEX

 2.1 - Agreement and Plan of Merger, dated as of August 1,1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America., a California Corporation(11)
 3.1  - Certificate of Incorporation of the Registrant(1)
 3.2  - Bylaws of the Registrant(2)
 4.1  - Form of Unit Purchase Option(1)
 4.2  - Form of Warrant Agreement(1)
 4.3  - Escrow Agreement(1)
 4.4  - Indenture - 9% Subordinated Convertible Debentures(14)
 4.5  - Registration Rights Agreement(14)
10.1  - 1993 Stock Option Plan(1)
10.2 - Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P.(1)
10.3  - Employment Agreement with Robert Burke, M.D.(1)
10.4  - Equipment Lease with Ventura Partners(1)
10.5  - Lease between the Company and United Properties Co.(1)
10.6 - Asset Purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.7 - Equipment Lease dated as of December 31, 1994 between Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.8 - Property Lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company.(2)
10.9 - Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.10 - Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.11 - Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.12 - Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.13 - Guaranty dated as of February 27, 1995 of the Company.(3)
10.14 - Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.15 - Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.16 - 1995 Long Term Incentive Plan(5)
10.17 - Consulting Agreement with Gordon Rausser(5)
10.18 - Consulting Agreement with Coyote Consulting(5)
10.19 - Consulting Agreement with Sawgrass Consulting(5)
10.20 - Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
10.21 - Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
10.22 - Employment Agreement dated as of August 1, 1995 between the Company and David Cohen(6)
10.23 - Amendment to Employment Agreement of Jeffrey Goffman(7)
10.24 - Amendment to Coyote Consulting Agreement(7)

10.25 - Merger Agreement dated as of February 27, 1996 among the Company, U.S. Imaging, Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company.(8)
10.26 - Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust.(8)
10.27 - Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company.(9)
10.28 - Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group.(9)
10.29 - Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul.(9)
10.30 - Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch.(9)
10.31 - Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw.(9)
10.32 - Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation (10)
10.33 - Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation.(10)
10.34 - Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg.(12)
10.35 - Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.
10.36 - Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc.
10.37 - Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman.
10.38 - Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith.
10.39 - Employment Agreement dated June 30, 1995 between the Company and Amos F. Almand, III.
10.40 - Employment Agreement dated October 15, 1996 between the Company and Len Platt.
10.41 - Employment Agreement dated May 1, 1996 between the Company and Alan M. Winakor.
10.42 - Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo.
10.43 - Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.
11    - Earnings Per Share Calculation.
21    - Subsidiaries.
27    - Financial Data Schedule.
99.1  - Press release dated January 29, 1997.(12)
99.2 - Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne
        M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith
        G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants.(12)
99.3  - Permanent Injunction against Keith Greenberg.(12)
99.4  - Information and Guilty Plea by Keith Greenberg.(12)
99.4  - Information and Guilty Plea by Keith Greenberg(12)
99.5  - Press Release of US Diagnostic Inc. dated February 3, 1997(13)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)
(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20, 1994.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2

        (file no. 33-93536)
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 30, 1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(8)     Incorporated by reference to the Company's Report on Form 8-K dated
        June 5, 1996.
(9)     Incorporated by reference to the Company's Report on Form 8-K dated
        June 28, 1996.
(10)    Incorporated by reference to the Company's Report on Form 8-K dated
        July 24, 1996.
(11) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
(12) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.
(13) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     US DIAGNOSTIC INC.

Date: April 30, 1997                 By:/s/ JOSEPH A. PAUL
                                        ------------------
                                        Joseph A. Paul
                                        Chief Executive Officer, Chief Operating
                                        Officer and President

                               INDEX TO EXHIBITS

                                                                                SEQUENTIALLY
EXHIBIT                                                                           NUMBERED
NUMBER    DESCRIPTION                                                               PAGE
------    -----------                                                               ----
10.35 -   Loan and Security Agreement and Secured Promissory Note among US
          Diagnostic Inc. and DVI Credit Corporation dated as of February 25,
          1997.
10.36 -   Subscription Agreement between Diversified Therapy Corp. and US
          Diagnostic Inc.
10.37 -   Employment Agreement dated August 31, 1994 between US Diagnostic Labs,
          Inc. and Jeffrey A. Goffman.
10.38 -   Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith.
10.39 -   Employment Agreement dated June 30, 1995 between the Company and Amos F.
          Almand, III.
10.40 -   Employment Agreement dated October 15, 1996 between the Company and Len
          Platt.
10.41 -   Employment Agreement dated May 1, 1996 between the Company and Alan M.
          Winakor.
10.42 -   Employment Agreement dated October 15, 1996 between the Company and
          Arthur Quillo.
10.43 -   Consulting Agreement dated October 1, 1996 between the Company and
          Robert Burke, M.D.
11    -   Earnings Per Share Calculation.
21    -   Subsidiaries.
27    -   Financial Data Schedule.