Form 10QSB/A
period 1996-03-31
U S DIAGNOSTIC INC
filed 1997-05-20
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 ---------------


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                       11-3164389
(State or Other Jurisdiction of                  (IRS Employer Identification
Incorporation or Organization)                              number)

                      777 S. Flagler Drive, Suite 1201 East
                            West Palm Beach, Florida
                    (Address of Principal Executive Offices)

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

                    Yes   [X]     No    [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at March 31, 1996:
----------------------------                   ------------------------------
Common Stock, $.01 par value                       7,620,179    shares

                  Traditional Small Business Disclosure Format
                                 Yes [X] No [ ]

                               US DIAGNOSTIC INC.

                             INDEX TO FORM 10-QSB/A




  PART I. FINANCIAL INFORMATION                                            PAGE


  Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of March 31, 1996
  and December 31, 1995.......................................................3

  Condensed Consolidated Statements of Operations for the Three Months
  ended March 31, 1996 and 1995...............................................5

  Condensed Consolidated Statement of Stockholders' Equity
  for the Three Months ended of March 31, 1996 ...............................6

  Condensed Consolidated Statements of Cash Flows for the Three Months
  ended March 31, 1996 and 1995...............................................7

  Notes to Condensed Consolidated Financial Statements........................8

  Item 2. Management Discussion and Analysis
              of Financial Condition and Results
              of Operations..................................................10

  SIGNATURES.................................................................12


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                               MARCH 31,     DECEMBER 31,
                                                            -------------    ------------
                                                               1 9 9 6          1 9 9 5
                                                            -------------    ------------

ASSETS:
CURRENT ASSETS:
Cash and Cash equivalents                                   $   3,834,141    $  4,373,876
Accounts Receivable (Net of Allowance for Bad Debts
of $1,140,462 and $645,294)                                    10,739,349      10,818,919
Prepaid Expenses                                                1,284,220         900,619
Other Current Assets                                              280,861         270,796
                                                            -------------    ------------

TOTAL CURRENT ASSETS                                           16,138,571      16,364,210
                                                            -------------    ------------

Property and Equipment - Net                                   25,050,657      22,550,884
                                                            -------------    ------------

INTANGIBLE ASSETS:
Goodwill                                                       15,002,531      12,941,462
Covenants not to Compete                                        2,042,070       2,305,639
Customer Lists                                                  2,697,751       2,745,833
                                                            -------------    ------------

TOTAL INTANGIBLE ASSETS - NET                                  19,742,352      17,992,934
                                                            -------------    ------------

Other Assets                                                       72,559         371,196
                                                            -------------    ------------

   TOTAL ASSETS                                             $  61,004,139    $ 57,279,224
                                                            =============    ============


See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                            ------------      -----------
                                                                                              1 9 9 6           1 9 9 5
                                                                                            ------------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                                       $  3,237,178      $ 2,862,399
Short-Term Borrowings                                                                                 --          667,286
Current Portion of Long-Term Debt                                                              3,191,503        3,831,975
Obligations Under Capital Leases - Current Portion                                             1,358,052        2,519,982
Other Current Liabilities                                                                        346,334          536,759
                                                                                            ------------      -----------

   TOTAL CURRENT LIABILITIES                                                                   8,133,067       10,418,401
                                                                                            ------------      -----------

Long-Term Debt (Net of Current Portion)                                                       16,401,149       15,992,617
Obligations Under Capital Leases (Net of Current Portion)                                      7,300,695        5,072,018
Other Liabilities                                                                                930,249          587,952
                                                                                             -----------     ------------

TOTAL LIABILITIES                                                                             32,765,160       32,070,988
                                                                                            ------------      -----------

MINORITY INTERESTS                                                                               812,363          715,543
                                                                                            ------------      -----------

COMMITMENTS AND CONTINGENCIES                                                                         --               --

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 Par Value; Authorized 5,000,000 Shares, None Issued                             --               --
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized and 7,620,179
  and 7,032,622 Shares Issued and outstanding at March 31, 1996 and
  December 31, 1995, respectively                                                                 76,202           70,326
Additional Paid in Capital                                                                    24,736,200       22,953,590
Retained Earnings                                                                              3,527,240        2,495,678
Deferred Stock Based Compensation                                                               (913,026)      (1,026,901)
                                                                                            ------------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                                    27,426,616       24,492,693
                                                                                            ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 61,004,139      $57,279,224
                                                                                            ============      ===========

See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ---------------------------
                                                                                            1996            1995
                                                                                        -----------     -----------

REVENUES                                                                                $12,568,109     $ 4,894,116
                                                                                        -----------     -----------
OPERATING EXPENSES:
General and Administrative Expense                                                        7,165,933       3,551,891
Bad Debt Expense                                                                            494,534          95,963
Depreciation and Amortization                                                             1,864,543         396,106
Stock Based Compensation                                                                    312,730              --
Loss on Settlement of Claim                                                                 125,000              --
Compensation to Terminated Consultant                                                        21,875          10,000
                                                                                        -----------     -----------

            TOTAL OPERATING EXPENSES                                                      9,984,615       4,053,960
                                                                                        -----------     -----------

INCOME FROM OPERATIONS                                                                    2,583,494         840,156
                                                                                        -----------     -----------

OTHER INCOME [EXPENSE]:
 Interest Expense                                                                          (692,989)       (193,907)
 Interest and other Income                                                                   38,567          26,198
                                                                                        -----------     -----------

            TOTAL OTHER EXPENSE                                                            (654,422)       (167,709)
                                                                                        -----------     -----------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES                            1,929,072         672,447

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                                                 184,169          62,367

PROVISION FOR INCOME TAXES                                                                  713,341          12,306
                                                                                        -----------     -----------

NET INCOME                                                                              $ 1,031,562     $   597,774
                                                                                        ===========     ===========

NET INCOME PER COMMON SHARE:

Primary                                                                                        $.12             .15
                                                                                        ===========     ===========
Fully Diluted                                                                                  $.10             .15
                                                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Primary                                                                                  11,087,163       4,031,961
                                                                                        ===========     ===========
Fully Diluted                                                                            16,310,660       4,031,961
                                                                                        ===========     ===========


       See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                      ------------
                                                                       ADDITIONAL                                         TOTAL
                                                                      ------------                                    ------------
                                         NUMBER OF                      PAID-IN         DEFERRED          RETAINED    STOCKHOLDERS'
                                        ------------   ------------   ------------    -------------    ------------   ------------
                                          SHARES          AMOUNT        CAPITAL       COMPENSATION        EARNINGS       EQUITY
                                        ------------   ------------   ------------    -------------    ------------   ------------
      Balance - January 1, 1996            7,032,622   $     70,326   $ 22,953,590    $  (1,026,901)   $  2,495,678   $ 24,492,693

      Adjustments to Common Stock
      and Options Issued for 1995
      Acquisitions                            43,070            431       (124,750)              --              --       (124,319)

      Stock Options Exercised                 26,000            260         89,740               --              --         90,000

      Compensation Cost - Stock                   --             --        220,730               --              --        220,730
      Options Granted

      Warrants Exercised                     401,287          4,013        668,743               --              --        672,756

      Common Stock Issued in
      Settlement of Litigation                20,000            200        124,800               --              --        125,000

      Common Stock Issued to
      Cancel Consulting Agreement             93,000            930        580,320               --              --        581,250

      Common stock Issued for
      Debt Conversion                          4,200             42         15,958               --              --         16,000

      Income Tax Benefit from
      Options Exercised                           --             --        207,069               --              --        207,069

      Amortization of Deferred
      Compensation                                --             --             --          113,875              --        113,875

      Net Income                                  --             --             --               --       1,031,562      1,031,562
                                        ------------   ------------   ------------    -------------    ------------   ------------

      BALANCE - MARCH 31, 1996             7,620,179   $     76,202   $ 24,736,200    $    (913,026)   $  3,527,240   $ 27,426,616
                                        ============   ============   ============    =============    ============   ============





See Notes to Condensed Consolidated Financial Statements


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW  (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                1 9 9 6        1 9 9 5
                                                              -----------    -----------


NET CASH - OPERATING ACTIVITIES                               $ 2,358,977    $ 3,575,777

INVESTING ACTIVITIES:
Intangible Assets                                                      --     (2,754,950)
Purchase of Property and Equipment                             (2,308,925)       (57,778)
Acquisitions                                                           --     (1,330,000)
                                                              -----------    -----------

NET CASH - INVESTING ACTIVITIES                                (2,308,925)    (4,142,728)
                                                              -----------    -----------

FINANCING ACTIVITIES:
Repayments on Debt and Capital Lease Obligations               (2,817,840)    (1,392,807)
Proceeds from Borrowings                                        1,465,297        780,000
Common Stock Issued and Exercise of Options                       762,756        100,000
                                                              -----------    -----------

NET CASH - FINANCING ACTIVITIES                                  (589,787)      (512,807)
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (539,735)    (1,079,758)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 4,373,876      2,824,440
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS -  END OF PERIOD                    $ 3,834,141    $ 1,744,682
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                      $   682,989    $   189,552
Income Taxes                                                  $        --    $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended March 31, 1996, the Company entered into several equipment lease agreements which are stated on the balance sheet at their capitalized cost of $3,001,361.

The fair market value of Common Stock issued in connection with the settlement of claims totaled $125,000 in 1996.

The fair market value of Common Stock issued in connection with the cancellation of a consulting agreement totaled $581,250 in 1996.


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1996 (UNAUDITED)
-------------------------------------------------------------------------------


[1]  INTERIM FINANCIAL STATEMENTS AND RESTATEMENT

The accompanying condensed consolidated financial statements as of and for the three months ended March 31,1996 of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc.) and its subsidiaries (the "Company") have been restated from those previously filed with the Securities and Exchange Commission (the "SEC"). The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996 filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's 1996 audited consolidated financial statements and notes thereto included in the Company's Annual Report, filed with the SEC, on Form 10-KSB.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

[2]  EARNINGS PER SHARE

Earnings per common share is computed by dividing the net income for the period by the weighted average number of common shares and common stock equivalents outstanding. All stock options and warrants and the impact of convertible debt have been included as common stock equivalents in the computation of earnings per common share on a fully diluted basis. Fully diluted earnings per share includes 1,163,853 escrowed shares issued in connection with the Company's initial public offering. The escrow shares will be released if the Company attains certain earnings in 1996. Due to the large number of common stock equivalents, fully diluted earnings per share is computed using the modified treasury stock method.

[3]  INCOME TAXES

Income taxes have been provided for based upon the Company's annual effective income tax rate for 1996.

[4]  LONG-TERM DEBT

On April 3, 1996, the Company completed a $57.5 million offering of 9% Subordinated Convertible Debentures Due 2003.

[5]  STOCKHOLDERS' EQUITY

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933 and state securities registration statutes, and in some instances the Company is required to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company believes that it may be unable to comply with at least some of these obligations to register such securities, primarily because of the events relating to the Company described in Note 8. If such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, the Company's liquidity could be materially adversely affected.

The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 8.


In connection with a settlement agreement, dated January 30, 1996, the Company issued 20,000 shares of Common Stock in consideration for the alleged improper termination of employment and cancellation of options to purchase 40,000 shares of the Company's Common Stock. The aggregate market value of these 20,000 shares of Common Stock was approximately $125,000 and is classified as a Loss on Settlement of Claim in the accompanying consolidated condensed statement of operations.

A former director of the Company is one of three stockholders of Med LNC, Inc., to which the Company was obligated to pay monthly consulting fees of $15,000 through June 1999. This consulting agreement was entered into in conjunction with an acquisition. In January 1996, the Company issued 93,000 shares of Common Stock in full payment of the remaining 41 months of the agreement. The aggregate market value of the stock issued was $581,250 at the date the shares were issued. This amount is included in general and administrative expense in the accompanying consolidated condensed statement of operations.


[6] STOCK BASED COMPENSATION


The Company has two stock-based compensation plans. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"), the Company has accounted for all 1996, stock-based grants to non-employees as provided for by FAS 123. The Company has elected to continue to account for its stock-based grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". The fair value of each option granted to non-employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 5.8 percent through 7.1 percent; dividend yield of zero percent; expected lives ranging from 4 to 7 years; and volatility of 73 percent.


[7]  PENDING ACQUISITIONS

The Company has Letters of Intent to acquire the following five diagnostic facilities:

NAME                                  LOCATION                         BUSINESS                      PURCHASED OWNERSHIP %
----                                  --------                         --------                      ---------------------

South Coast Radiologists              Coos Bay, OR                     Multi-Modality Imaging                 100%

Allegheny MRI                         Pittsburgh, PA                   MRI                                    100%

Heights Imaging Center                Haddon Heights, NJ               Multi-Modality Imaging                 100%

U.S. Cancer Care, Inc.                Modesto, CA                      Radiation Therapy                       50.1%

U.S. Imaging                          Houston, TX                      Multi-Modality Imaging                 100%


The Company intends to finance these acquisitions with cash, notes, convertibles notes and common stock.

[8]  LITIGATION FILED SUBSEQUENT TO MARCH 31, 1996

Compensation to Terminated Consultant is comprised of cash compensation paid to and value of equity securities granted to Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Keith Greenberg, on behalf of Coyote Consulting, provided various consulting services to the Company. In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. The lawsuits allege disclosure was not made by the Company and named officers and directors about the role played by Mr. Greenberg in the affairs of the Company and about Mr. Greenberg's criminal and regulatory background. For further information with respect to Coyote Consulting and related litigation matters reference is made to
Note 17 "Litigation" of the Company's audited financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying condensed consolidated financial statements as of March 31, 1996 have been restated from those previously filed with the SEC. The Company's Form 10-KSB for the year ended December 31, 1996 was filed with the SEC on April 11, 1997 and should be read in conjunction with the following analysis of the Company as of March 31,1996.

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the acquisition, operation and management of multi-modality diagnostic imaging centers and related medical facilities. The Company provides a variety of medical diagnostic testing and evaluation service procedures including magnetic resonance imaging, computerized tomography scanning, ultrasound, cardiology and various radiological services.

The Company's financial performance is substantially dependent upon its ability to integrate the operations of acquired imaging centers and therapy centers into the Company's infrastructure and reduce operating expenses of acquired entities while continuing to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience. Also there are various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses.

Approximately 95% of all the Company's revenues are derived from third party payors. The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

Statements in this Form 10-QSB/A that are not descriptions of historical fact are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

Revenue for the three months ended March 31, 1996 increased $7,673,993 from $4,894,116 to $12,568,109 as compared to the comparable 1995 period. Net income for the three months ended March 31, 1996 increased $433,788 from $597,774 in 1995 to $1,031,562 in 1996. The revenue and net income increases are primarily due to acquisitions.

General and administrative expenses for the three months ended March 31, 1996 increased $3,614,042 from $3,551,891 in 1995 to $7,165,933 in 1996 but declined as a percentage of net revenues from approximately 72.6% to 57%. The increases relate to: (i) the increase in expenses from the acquisitions described above,
(ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters; and (iii) increases in legal, accounting and other general expenses. Stock Based Compensation Expense and Compensation to Terminated Consultant totaled $334,605 in 1996 compared to $10,000 in 1995. 1996 also includes a $125,000 Loss on Settlement of Claim.

Bad debt expense increased from $95,963 in 1995 to $494,534 in 1996 due to increased revenues.

Depreciation and amortization expense for the three months ended March 31, 1996 increased $1,468,437 from $396,106 in 1995 to $1,864,543 in 1996. The increase was due to the acquisitions resulting in more intangible assets and property and equipment.

LIQUIDITY

The Company had working capital and cash and equivalents of $8,005,504 and $3,834,141, respectively, at March 31, 1996. Cash decreased by $539,735 from December 31, 1995 to March 31, 1996 primarily due to the purchase of property and equipment and payments made to reduce debt.

On April 3, 1996 the Company completed a $57.5 million offering of 9% Subordinated Convertible Debentures due 2003.

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  US DIAGNOSTIC INC.

Dated: May 20, 1997               By:   /s/ JOSEPH A. PAUL
                                     ------------------------------------
                                                Joseph A. Paul
                                          Chief Executive Officer,
                                     Chief Operating Officer and President



                                 By:   /s/ PAUL ANDREW SHAW
                                     ------------------------------------
                                              Paul Andrew Shaw
                                     Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------


 11                      Computation of Earnngs Per Share of Common Stock

 27                      Financial Data Schedule