Form 10-Q
period 1997-03-31
U S DIAGNOSTIC INC
filed 1997-05-20
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1997

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from____________________to_____________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

                  DELAWARE                                11-3164389
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation     (IRS Employer Identification
         or Organization)                                number)


                              777 S. Flagler Drive
                                 Suite 1201 East
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

                                 (561) 832-0006
                (Issuer's Telephone Number, Including Area Code)

                                (Not Applicable)
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

                  Indicate by check mark whether the issuer (I) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes       X           No______

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     CLASS                                       OUTSTANDING AT MAY 13, 1997:
     -----                                       ----------------------------
Common Stock, $.01 par value                            22,771,817 shares


   US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                1997               1996
                                                                                              ---------      ------------

   ASSETS:
   CURRENT ASSETS:
   Cash and Cash Equivalents                                                              $  10,455,206     $  18,640,729
   Accounts Receivable, Net of Allowance for Bad Debts of
   $11,183,415 and $9,670,150, respectively                                                  50,628,350        38,265,792
   Other Receivables, Net of Allowance for Bad Debts of $923,000                             10,411,054        10,298,799
   Investment in Marketable Equity Securities, ($6,425,291 at cost)                                  --         7,280,000
   Prepaid Expenses and Other Current Assets                                                  8,959,478         5,319,800
                                                                                             ----------        ----------
   TOTAL CURRENT ASSETS                                                                      80,454,088        79,805,120
                                                                                             ----------        ----------

   Property and Equipment, Net of Accumulated Depreciation and Amortization
   of $15,949,897 and $11,824,836, respectively                                              91,445,446        79,945,956

   Intangible Assets, Net of Accumulated Amortization of $7,323,769 and
   $4,875,131, respectively                                                                 178,119,040       163,674,805

   Other Assets                                                                               5,411,571         5,397,906

   Investment in Unconsolidated Subsidiaries                                                  9,928,472        10,199,596
                                                                                           ------------      ------------

   TOTAL ASSETS                                                                            $365,358,617      $339,023,383
                                                                                           ============      ============

See Notes to Condensed Consolidated Financial Statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        MARCH 31,              DECEMBER 31,
                                                                                            1997                   1996
                                                                                            ----                   ----

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                                 $  22,131,475          $ 21,054,303
Short-Term Borrowings                                                                    30,250,000               750,000
Current Portion of Long-Term Debt                                                        31,159,847            27,335,986
Obligations Under Capital Leases - Current Portion                                        9,966,462            10,291,327
Other Current Liabilities                                                                 4,305,861             5,607,734
Purchase Price Due on Companies Acquired                                                  1,862,373             8,337,831
                                                                                      -------------          ------------

TOTAL CURRENT LIABILITIES                                                                99,676,018            73,377,181

Subordinated Convertible Debentures                                                      56,066,386            56,006,652
Long-Term Debt - Net of Current Portion                                                  42,740,296            42,358,837
Obligations Under Capital Leases - Net of Current Portion                                15,335,189            18,704,608
Other Liabilities                                                                           302,000               229,837
Deferred Income Taxes                                                                     7,122,948             6,684,378
                                                                                      -------------          ------------

TOTAL LIABILITIES                                                                       221,242,837           197,361,493
                                                                                      -------------          ------------

MINORITY INTEREST                                                                         8,606,069             8,149,805
                                                                                      -------------          ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 Par Value;
   5,000,000 Shares Authorized, None Issued                                                      --                    --

Common Stock $.01 Par Value; 50,000,000 Shares
   Authorized, and 22,597,364 Shares and  23,749,217 Shares
   Issued and Outstanding, respectively                                                     225,973               237,492
Additional Paid-in Capital                                                              142,414,258           141,941,301
Unrealized Gain on Marketable Equity Securities, Net of Tax                                      --               525,646
Deferred Stock Based Compensation                                                        (5,329,112)           (5,357,184)
Accumulated Deficit                                                                      (1,801,408)           (3,835,170)
                                                                                      -------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                              135,509,711           133,512,085
                                                                                      -------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 365,358,617          $339,023,383
                                                                                      =============          ============




See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                             1997            1996
                                                                                             ----            ----
REVENUE                                                                                  $ 52,484,937    $12,568,109
                                                                                         ------------    -----------
OPERATING EXPENSES:
General and Administrative                                                                 35,715,512      7,165,933
Bad Debt Expense                                                                            1,513,265        494,534
Depreciation and Amortization                                                               6,774,151      1,864,543
Stock Based Compensation                                                                      439,260        312,730
Loss on Settlement of Claim                                                                        --        125,000
Compensation to Terminated Consultant                                                              --         21,875
                                                                                         ------------    -----------


TOTAL OPERATING EXPENSES                                                                   44,442,188      9,984,615
                                                                                         ------------    -----------

INCOME FROM OPERATIONS                                                                      8,042,749      2,583,494
                                                                                         ------------    -----------

OTHER INCOME (EXPENSE):
Interest Expense                                                                           (3,872,768)      (692,989)
Interest and Other Income                                                                     857,552         38,567
Gain on Sale of Marketable Equity Securities                                                  406,340             --
                                                                                         ------------    -----------


TOTAL OTHER EXPENSE                                                                        (2,608,876)      (654,422)
                                                                                         ------------    -----------

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES                              5,433,873      1,929,072

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                                                 1,123,484        184,169

PROVISION FOR INCOME TAXES                                                                  2,276,627        713,341
                                                                                         ------------    -----------

NET INCOME                                                                               $  2,033,762    $ 1,031,562
                                                                                         ============    ============

EARNINGS PER COMMON SHARE:

Primary                                                                                   $       .09    $       .12
Fully Diluted                                                                             $       .08    $       .10

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Primary                                                                                    23,259,036     11,087,163
                                                                                         ============   ============
Fully Diluted                                                                              24,250,821     16,310,660
                                                                                         ============   ============

       See Notes to Condensed Consolidated Financial Statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            THREE MONTHS ENDED MARCH 31,

                                                                                             1 9 9 7            1 9 9 6
                                                                                             -------            -------
NET CASH - OPERATING ACTIVITIES                                                           $(3,685,058)        $ 2,358,977

INVESTING ACTIVITIES:
Purchase of Property and Equipment                                                         (4,725,008)         (2,308,925)
Acquisitions, Net of Cash Acquired                                                        (21,826,861)                 --
Sale of Marketable Securities                                                               7,160,694                  --
Decrease in Purchase Price Due
  on Companies Acquired                                                                    (6,475,458)                 --
Other                                                                                         271,124                  --
                                                                                          -----------         -----------
NET CASH - INVESTING ACTIVITIES                                                           (25,595,509)         (2,308,925)
                                                                                          -----------         -----------
FINANCING ACTIVITIES:
Repayments on Debt and Obligations Under Capital Leases                                    (8,917,014)         (2,817,840)
Proceeds from Borrowings                                                                   29,961,808           1,465,297
Exercise of Options and Warrants                                                               50,250             762,756
                                                                                          -----------         -----------

NET CASH - FINANCING ACTIVITIES                                                            21,095,044         $  (589,787)
                                                                                          -----------         -----------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                                       (8,185,523)           (539,735)

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                                           18,640,729           4,373,876
                                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS - AT END OF PERIOD                                              $10,455,206         $ 3,834,141
                                                                                          ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                  $ 4,909,044         $   682,989

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The value of restricted stock granted in 1997 was $411,188.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
ENDED MARCH 31, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                        COMMON STOCK
                                     -------------------

                                                             ADDITIONAL                   DEFERRED                        TOTAL
                                     NUMBER                   PAID-IN      UNREALIZED    STOCK BASED     ACCUMULATED   STOCKHOLDERS'
                                     OF SHARES    AMOUNT      CAPITAL        GAIN        COMPENSATION      DEFICIT        EQUITY
                                     ---------    ------     ----------    ----------    ------------   ------------   ------------
Balance - January 1, 1997          23,749,217   $237,492  $141,941,301     $525,646     ($5,357,184)    ($3,835,170)  $133,512,085

Cancellation of Escrow             (1,163,853)   (11,639)       11,639           --              --              --             --
Shares

Sale of Marketable Equity                  --         --            --     (525,646)             --              --       (525,646)
Securities

Stock Options Exercised                12,000        120        50,130           --              --              --         50,250

Restricted Stock Issued                    --         --       411,188           --        (411,188)             --             --

Amortization of Deferred                   --         --            --           --         439,260              --        439,260
Compensation

Net Income                                  --        --            --           --             --        2,033,762      2,033,762
                                    ----------  --------  ------------    ---------    -----------      -----------   ------------
      BALANCE - MARCH 31, 1997      22,597,364  $225,973  $142,414,258    $      --    $(5,329,112)     $(1,801,408)  $135,509,711
                                    ==========  ========  ============    =========    ===========      ===========   ============


See Notes to Condensed Consolidated Financial Statements

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 1997 include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The accompanying condensed consolidated statements of operations and cash flow for the three months ended March 31,1996 have been restated from those previously filed with the SEC on Form 10-QSB. The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996 filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. Five remain pending. The lawsuits purport to allege violations of the federal securities laws. The lawsuits allege that as a direct result of the wrongful conduct, plaintiffs and other members of the class suffered damages in connection with the purchase of the Company's securities during the respective class periods. The lawsuits seek certification of the actions as a class action, an unspecified amount for compensatory damages in favor of plaintiffs and other members of the class for all damages sustained as a result of the defendants alleged wrongdoing and awarding plaintiffs and the class reasonable costs and expenses incurred as a result of the lawsuits and such other relief as the court deems just and proper. Plaintiffs have not alleged a claim for any specific amount of damages, but generally describe the loss in the millions of dollars. The outcome of this litigation is uncertain at this time, however, the effect on the Company's financial position and results of operations could be material. See Note 6 - Litigation to this Form 10-Q.

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC for the year ended December 31, 1996.

On May 13, 1997, the NASDAQ informed the Company that, following its review of the Company's Form 10-KSB report for the year ended December 31, 1996, the NASDAQ staff has determined that the Company does not satisfy the net tangible asset test of the NASDAQ's current requirements for continued listing on the NASDAQ National Market System. As the Company stated in its 1996 Form 10-KSB, the Company's non-compliance with this listing requirement is a result of accounting conventions associated with the Company's business combinations in 1996. NASDAQ has proposed new alternative maintenance standards, and the Company satisfies all of the tests under the proposed new maintenance standards. The Company has requested a review of the staff determination. The Company will argue that it is in solid financial condition and that its net tangible asset deficit is the result of an acquisition strategy that has benefited the Company and its shareholders. The NASDAQ has recognized the need to accommodate companies that are unable to satisfy the net tangible asset test because of large amounts of goodwill associated with merger and acquisition activities, and the Company will request such an accommodation.

[2]  EARNINGS PER SHARE

Earnings per common share is computed by dividing the net income for the period by the weighted average number of common shares and common stock equivalents outstanding. All stock options and warrants have been included as common stock equivalents in the computation of earnings per common share on a fully diluted basis.

[3]  INCOME TAXES

Income taxes have been provided for based upon the Company's estimated annual effective income tax rate. The effective income tax rate differs from the statutory income tax rate primarily due to amortization of certain intangible assets which is not deductible for Federal income tax purposes.

[4]  LONG-TERM DEBT

In February 1997, the Company entered into a financing agreement with DVI Financial Services, Inc. ("DVI"). The credit facility has up to $50 million in borrowing ability. The first $25 million is a revolving credit loan secured by accounts receivable. The second $25 million will be utilized to finance acquisitions and other purposes. Advance of funds on the second $25 million line will be based upon a review by DVI of the entity acquired and a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997. The Note, executed in connection with the revolving credit loan, is payable on February 26, 1998 and bears interest, payable monthly, at prime plus two percent (10.5% at March 31, 1997). In March 1997, the Company borrowed $5.25 million, collateralized by equipment, under the second $25 million line. The $5.25 million of advances are payable in sixty monthly installments of $112,848 through March 2002.

In April and May 1996, the Company completed a $57.5 million offering of 9% Subordinated Convertible Debentures Due 2003 (the "Debentures"). The investment banking firm who acted as the agent in connection with the offering was issued five-year warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share. The estimated fair value of the warrants is $1,672,550. This amount is being amortized to interest expense over the term of the related Debentures.

The holders of the Debentures are entitled to convert 100% of the principal amount into Common Stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company may not redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company shall offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

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

[5]  STOCKHOLDERS' EQUITY

The Company is required to file a registration statement with the SEC, no later than June 4, 1997, to register 1,671,000 shares of the Company's Common Stock issued in connection with an acquisition that was consummated in June, 1996. Under certain circumstances the required filing of the registration statement may be extended for up to sixty days. If on the date that the registration statement is declared effective by the SEC, the last sales price for the Company's Common Stock for the five preceding trading days has not averaged $7.00 per share, then the sellers have the right to put up to 1,000,000 shares of the Company's Common Stock back to the Company for $7.00 per share. The put must be exercised by the seller in writing within ten business days after the Company informs the sellers in writing of the effective date of the registration statement. As of May 15, 1997, the Company has not filed a registration statement with the SEC to register the Company's Common Stock issued in connection with this acquisition.

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933 and state securities registration statutes, and in some instances the Company is required to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company believes that it will be unable to comply with at least some of these obligations to register such securities, primarily because of the events relating to the Company described in Note 6. If such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, the Company's liquidity could be materially adversely affected.

The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 6.

The Company placed 1,163,853 shares of the Company's Common Stock in escrow pursuant to an escrow agreement in connection with the Company's 1994 initial public offering. Because the Company did not meet specified income goals in 1996, the escrow shares were canceled in 1997.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of two directors. The three Directors comprise the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (See Note 6). The options vest upon (i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) the continued involvement of the Special Committee members until the final resolution of compliance issues with both the SEC and NASDAQ. The exercise price of the options is equal to the market value of the Company's common stock at the date of grant.

On March 17, 1997, the Company issued 51,000 shares of restricted stock to Gordon Rausser, a member of the Company's Board of Directors, in connection with a consulting agreement. The shares vest over a five year period from date of grant. The fair market value of the shares at date of grant is $411,188 and is included in Deferred Stock Based Compensation in the accompanying condensed consolidated financial statements. The amount is being amortized over the five year vesting period of the restricted shares.

[6]  LITIGATION

Compensation to Terminated Consultant is comprised of cash compensation paid to and value of equity securities granted to Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Keith Greenberg, on behalf of Coyote Consulting, provided various consulting services to the Company. In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. The lawsuits allege disclosure was not made by the Company and named officers and directors about the role played by Mr. Greenberg in the affairs of the Company and about Mr. Greenberg's criminal and regulatory background. Plaintiffs have not alleged a claim for any specific amount of damages, but generally describe the loss in the millions of dollars. The outcome of this litigation is uncertain at this time, however, the effect on the Company's financial position and results of operations could be material. For further information with respect to Coyote Consulting and related litigation matters reference is made to Note 17 "Litigation" of the Company's audited financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 1996.

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

The Company is also a party to, and has been threatened with, a number of other legal proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that an adverse outcome in any of these matters individually would have a material adverse effect on the Company. See Part II, Item I - Legal Proceedings - for further information with respect to litigation.

[7]  ACQUISITIONS

In February 1997, the Company acquired Medical Diagnostic Inc. ("MDI") for approximately $22 million in cash resulting in goodwill of approximately $18.3 million.

The following summarizes the unaudited pro forma effect of the acquisition of MDI accounted for under the purchase method as if it had been acquired as of January 1, 1996. This presentation is prepared in accordance with Accounting Principles Board ("APB") Opinion No. 16 and does not reflect estimates for potential operating efficiencies and other cost savings.

                                                THREE MONTHS ENDED MARCH 31,

                                                   1997                1996
                                                   ----                ----
                                                        (UNAUDITED)

       Revenue as Reported                     $ 52,484,937        $ 12,568,109
       Effect of Acquisitions                     3,315,950           5,598,981
                                                 ----------        ------------
         Pro Forma Revenue                     $ 55,800,887        $ 18,167,090
                                                 ==========        ============

       Net Income as Reported                  $  2,033,762        $  1,031,562
       Effect of Acquisitions                      (395,205)            120,777
                                               ------------        ------------
           Pro Forma Net Income                $  1,638,557        $  1,152,339
                                                ===========        ============

       Earnings Per Share
       Primary:
         Historical                            $        .09        $        .12
         Effect of Acquisitions                        (.02)                .01
                                               ------------        ------------
             Pro Forma Earnings Per Share      $        .07        $        .13
                                               ============        ============

       Fully Diluted:
         Historical                            $        .08        $        .10
         Effect of Acquisitions                        (.01)                .01
                                               ------------        ------------
             Pro Forma Earnings Per Share      $        .07        $        .11
                                               ============        ============

[8]  PENDING TERMINATION OF EMPLOYMENT AGREEMENTS

On February 3, 1997, Jeffrey Goffman, at the time the Company's Chairman and Chief Executive Officer, was voluntarily placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Goffman declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. For further information, see Note 6
- Litigation.

On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of certain disputes between Mr. Goffman and the Company in connection with his employment with the Company. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997. Mr. Goffman received $165,000 upon execution of the Letter with an additional $300,000 to be paid in monthly installments of $16,666 over an 18 month period commencing from the signing of a definitive agreement by the Company and Mr. Goffman. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercises the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. All previously vested restricted stock and stock options will be kept by Mr. Goffman. All unvested restricted stock as of March 31, 1997 (220,000 shares) will (i) become vested (i.e., the applicable risk of forfeiture restrictions will lapse) in accordance with the schedule originally established at the time of award of such restricted stock (notwithstanding Mr. Goffman's resignation) or, if earlier, upon the sale of the Company or a change of control (as defined), and (ii) be placed in an escrow account held by a mutually agreeable escrow agent. In addition, the Letter provides that unvested options for 100,000 shares of Company Common Stock which are exercisable at $5.125 per share will be placed in the escrow account. The Letter provides that notwithstanding

Mr. Goffman's resignation, these options shall vest in accordance with the schedule originally established at the time such options were awarded to Mr. Goffman or, if earlier, upon the sale of the Company or a change of control (as defined) on or before March 31, 1999. The Letter provides that all other options which were unvested as of March 31, 1997, (specifically the 100,000 options granted on June 1, 1996 exercisable at $7.125 and the 250,000 options granted on October 9, 1996 exercisable at $12.125) will vest only upon the sale of the Company or a change in control (as defined) on or before March 31,1999. The Letter provides that no option, whether currently vested or unvested, would be exercisable beyond its original expiration date (exclusive of provisions for earlier termination relating to termination of employment) or prior to the date when any exercise price relating to the Company's Common Stock previously established for the exercise of such option has been met. Because an incentive stock option may not be exercised more than three months following termination of employment as a matter of tax law, options exercised after such period would be treated as non-statutory stock options. The Letter provides that any stock purchased as a result of the exercise of an option held in the escrow account will remain in the escrow account until released from escrow pursuant to its terms.

The Letter provides that the Company and Mr. Goffman shall exchange mutual special releases, releasing certain claims and retaining the ability to bring certain possible claims against each other. The escrow account would be available according to its terms to satisfy in whole, or in part, any claims excepted from the mutual special release.

At March 31, 1997 the Company has deferred compensation totaling $2,343,576 relating to Mr. Goffman which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet. The Company anticipates entering into the definitive agreement with Mr. Goffman in the second quarter of 1997. If the restricted stock and options are not forfeited, and the definitive agreement containing substantially the same terms as included in the Letter is entered into, the $2,343,576 of deferred compensation and the $300,000 of cash payments will be expensed in the Company's statement of operations for the three months ended June 30, 1997. The $165,000 paid to Mr. Goffman upon execution of the Letter will be expensed in the second quarter of 1997.

Michael D. Karsch, the Company's former Senior Vice President, former General Counsel and former Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3,1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and was not to participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. At this point, the Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg (See
Note 6). At March 31, 1997, the Company has deferred compensation totaling $616,449 relating to Mr. Karsch which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet. For further information regarding Mr. Karsch's employment agreement see Item 10 - Executive Compensation - "Employment Agreements" in the Company's 1996 Annual Report on Form 10-KSB/A.

[9]  RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128 "Earnings Per Share" ("FAS 128"). FAS 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 superseded APB Opinion 15, "Earnings Per Share. The pro forma "basic" and "diluted" earnings per share information assuming the Company adopted FAS 128 as of January 1, 1997 is $.09 and $.09, respectively.

In addition, FASB, in March 1997, issued FASB 129, "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 is effective for interim and annual periods ending after December 15, 1997. The Company believes FAS 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company believes that its cash and cash equivalents and cash generated from operations will be sufficient to meet its working capital requirements of the next 12 months. There is no assurance, however, that additional funds will be available on terms satisfactory to the Company. To the extent the Company is not able to obtain additional capital or to borrow funds in a manner acceptable to the Company, the Company will be required to delay or reduce its planned acquisition and growth strategy. Additionally, various class action lawsuits have been filed against the Company as described in Part II, Item 1 Legal Proceedings and elsewhere herein. While the Company is unable to predict the outcome of any of these lawsuits or any other class action lawsuits that may be filed against the Company, any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial condition and result of operations and on the Company's ability to meet its cash requirements.

Approximately 96% all of the Company's revenues are derived from third party payors. For the year ended December 31, 1996, the Company derived approximately 81% of its revenues from non-government payors and approximately 15% from government sponsored healthcare programs (principally Medicare and Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with services providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

Revenue for the three months ended March 31, 1997 increased $39,916,828 from $12,568,109 in 1996 to $52,484,937 in 1997. This increase is primarily the result of acquisitions. Net income for the three months ended March 31,1997 increased by $1,002,200 from $1,031,562 in 1996 to $2,033,762 in 1997. Primary earnings per share was $.09 in 1997 compared to $.12 in 1996.

General and Administrative expense was $35,715,512 for the three months ended March 31, 1997 compared to $7,165,933 for the three months ended March 31, 1996. This increase of $28,549,579 is primarily due to: (i) increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in legal, accounting and other general expenses due to acquisitions, litigation and regulatory issues. General and administrative expenses were 68% of revenue in 1997 compared to 57% of revenue in 1996. Depreciation and Amortization increased by $4,909,608 from $1,864,543 in 1996 to $6,774,151 in 1997. The increase in depreciation and amortization is the result of the increase in intangible assets and property and equipment primarily as a result of acquisitions.

Stock Based Compensation increased by $126,530 from $312,730 in the three months ended March 31, 1996 to $439,260 in the three months ended March 31, 1997.

Results of operations for the three months ended March 31, 1997 includes a $406,340 realized gain on the sale of marketable equity securities.

Results of operations for the three months ended March 31, 1996 includes a Loss of Settlement of Claim of $125,000 and Compensation to Terminated Consultant of $21,875.

Interest Expense increased $3,179,779 from $692,989 in the three months ended March 31, 1996 to $3,872,768 in the three months ended March 31, 1997. The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

LIQUIDITY

At March 31, 1997, the Company had cash and cash equivalents of $10,455,206 and a working capital deficit of 19,221,930. For the three months ended March 31, 1997, the Company used $3,685,058 in operations. The Company used $21,826,861 cash on the MDI acquisition, $4,725,008 for the purchase of property and equipment and $8,917,014 for payments on debt and capital lease obligations. The Company also borrowed $29,961,808 in additional borrowings in the quarter ended March 31, 1997.

In February 1997, the Company entered into a financing agreement with DVI. The credit facility has up to $50 million of borrowing availability. The first $25 million, which the Company utilized in the quarter ended March 31, 1997, is a revolving credit loan secured by accounts receivable. The second $25 million will be utilized to finance acquisitions and other purposes. Advance of funds on the second $25 million line will be based upon a review by DVI of the entity being acquired and a review of the assets securing the loan. In March 1997, the Company borrowed $5.25 million collateralized by equipment under the second $25 million. The $5.25 million of advances are payable in sixty monthly installments of $112,848 through March 2002.

As a result of the five class action lawsuits described in Item 3 - Legal Proceedings - of the Company's 1996 Annual Report on Form 10-KSB filed with the SEC on April 11, 1997, there will be substantial legal fees and expenses incurred by the Company. Since the plaintiffs in these lawsuits have not specified the amount of any damages, the Company does not know what amount, if any, it may have to pay in the event of one or more unfavorable outcome(s) with respect to these matters.

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

The Company is required to file a registration statement with the SEC, no later than June 4, 1997, to register 1,671,000 shares of the Company's Common Stock issued in connection with an acquisition that was consummated in June, 1996 Under certain circumstances the required filing of the registration statement may be extended for up to sixty days. If on the date that the registration statement is declared effective by the SEC, the last sales price for the Company's Common Stock for the five preceding trading days has not averaged $7.00 per share, then the sellers have the right to put up to 1,000,000 shares of the

Company's Common Stock back to the Company for $7.00 per share. The put must be exercised by the seller in writing within ten business days after the Company informs the sellers in writing of the effective date of the registration statement. As of May 15, 1997, the Company has not filed a registration statement with the SEC to register the Company's Common Stock issued in connection with this acquisition.

The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in the Company's 1996 Annual Report on Form 10-KSB filed with the SEC on April 11, 1997.

PART II     - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. Five remain pending. The plaintiffs brought each action individually and as a purported class action consisting of all persons who purchased shares of the Company's common stock on the open market during the respective class periods.

The lawsuits purport to allege violations of the federal securities laws. Specifically, the lawsuits allege disclosures were not made by the Company and named officers and directors about the role played by Keith Greenberg in the affairs of the Company and about Mr. Greenberg's criminal and regulatory background. Mr. Greenberg, a convicted felon, also entered into a consent judgment for permanent injunction with the Securities and Exchange Commission and had default judgments entered against him in separate civil proceedings, all of which were unrelated to the Company. Mr. Greenberg, on behalf of Coyote Consulting provided various consulting services to the Company. The plaintiffs further allege that when this information became public on December 23, 1996, the Company's stock price dropped significantly. The lawsuits allege that as a direct result of the wrongful conduct, plaintiffs and other members of the class suffered damages in connection with the purchase of the Company's securities during the respective class periods.

The remaining lawsuits seek certification of the actions as a class action, an unspecified amount for compensatory damages in favor of plaintiffs and other members of the class for all damages sustained as a result of the defendants alleged wrongdoing and awarding plaintiffs and the class reasonable costs and expenses incurred as a result of the lawsuits and such other relief as the court deems just and proper. Plaintiffs have not alleged a claim for any specific amount of damages, but generally describe the loss in the millions of dollars. The outcome of this litigation is uncertain at this time, however, the effect on the Company's financial position and results of operations could be material.

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

Reference is made to Item 3 - Legal Proceedings - in the Company's 1996 Annual Report on Form 10-KSB and to Note 17 "Litigation" of the Company's audited financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 1996 for further information with respect to the foregoing Litigation.

ITEM 5.       OTHER INFORMATION

The Company announced on April 3, 1997 it had received a letter from Medical Resources Inc. suggesting a business combination. The Company stated that the highly conditional terms of the letter and the irresponsibly low proposed purchase price made the suggested combination of no interest to US Diagnostic Inc.

The Company also announced on April 3, 1997 confirmation that it has retained Smith Barney Inc. for a variety of purposes including considering and advising on possible financings, acquisitions and divestitures and other strategic alternatives. In connection with this engagement, Smith Barney has been authorized to explore a variety of possible business combinations. No decision has been made, however, to sell the Company nor is there any assurance that any transaction of any nature will take place.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                  EXHIBIT INDEX

2.1 - Agreement and Plan of Merger, dated as of August 1,1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America., a California Corporation. (11)
3.1    -  Certificate of Incorporation of the Registrant. (1)
3.2    -  Bylaws of the Registrant. (2)
4.1    -  Form of Unit Purchase Option. (1)
4.2    -  Form of Warrant Agreement.  (1)
4.3    -  Escrow Agreement. (1)
4.4    -  Indenture - 9% Subordinated Convertible Debentures. (14)
4.5    -  Registration Rights Agreement. (14)
10.1   -  1993 Stock Option Plan. (1)
10.2 - Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P. (1)
10.3   -  Employment Agreement with Robert Burke, M.D. (1)
10.4   -  Equipment Lease with Ventura Partners. (1)
10.5   -  Lease between the Company and United Properties Co. (1)
10.6 - Asset Purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company. (2)
10.7 - Equipment Lease dated as of December 31, 1994 between Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company. (2)
10.8 - Property Lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company. (2)
10.9 - Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company. (3)
10.10 - Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company. (3)
10.11 - Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company. (3)
10.12 - Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company. (3)
10.13  -  Guaranty dated as of February 27, 1995 of the Company. (3)
10.14 - Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D. (4)
10.15 - Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D. (4)
10.16  -  1995 Long Term Incentive Plan. (5)
10.17  -  Consulting Agreement with Gordon Rausser. (5)
10.18  -  Consulting Agreement with Coyote Consulting. (5)
10.19  -  Consulting Agreement with Sawgrass Consulting. (5)
10.20 - Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company. (6)
10.21 - Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company. (6)
10.22 - Employment Agreement dated as of August 1, 1995 between the Company and David Cohen. (6)
10.23  -  Amendment to Employment Agreement of Jeffrey Goffman. (7)
10.24  -  Amendment to Coyote Consulting Agreement. (7)
10.25 - Merger Agreement dated as of February 27, 1996 among the Company, U.S. Imaging, Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company. (8)
10.26 - Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust. (8)
10.27 - Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company. (9)
10.28 - Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group. (9)
10.29 - Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul. (9)
10.30 - Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch. (9)
10.31 - Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw. (9)

10.32 - Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation. (10)
10.33 - Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation. (10)
10.34 - Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg. (12)
10.35 - Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997. (15)
10.36 - Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc. (15)
10.37 - Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman. (15)
10.38 - Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith. (15)
10.39  -  Employment Agreement dated June 30, 1995 between the Company and Amos
          F. Almand, III. (15)
10.40 - Employment Agreement dated October 15, 1996 between the Company and Len Platt. (15)
10.41  -  Employment Agreement dated May 1, 1996 between the Company and Alan
          M. Winakor. (15)
10.42 - Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo. (15)
10.43 - Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D. (15)
11     -  Earnings Per Share Calculation.
27     -  Financial Data Schedule.
99.1   -  Press release dated January 29, 1997. (12)
99.2 - Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants. (12)
99.3   -  Permanent Injunction against Keith Greenberg. (12)
99.4   -  Information and Guilty Plea by Keith Greenberg. (12)
99.5   -  Press Release of US Diagnostic Inc. dated February 3, 1997. (13)

----------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)
(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536)
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.
(8)     Incorporated by reference to the Company's Report on Form 8-K dated
        June 5, 1996.
(9)     Incorporated by reference to the Company's Report on Form 8-K dated
        June 28, 1996.
(10)    Incorporated by reference to the Company's Report on Form 8-K dated
        July 24, 1996.
(11) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
(12) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.
(13) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.
(15) Incorporated by reference to the Company's Annual report on Form 10-KSB/A for the year ended December 31, 1996.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

        Form 8-K dated January 29, 1997 reporting the termination of the Company's relationship with Coyote Consulting and Financial Services
        LLC ("Coyote") and Keith Greenberg, including a press release, a termination agreement dated January 29, 1997 and other Exhibits relating to Coyote and Keith Greenberg.

        Form 8-K dated February 3, 1997 reporting management changes at the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                US DIAGNOSTIC INC.

Dated:   May 20, 1997         By:   /S/ JOSEPH A. PAUL
                                   ------------------------------------------
                                              Joseph A. Paul
                                         Chief Executive Officer,
                                   Chief Operating Officer and President

                                By: /S/ PAUL ANDREW SHAW
                                   ------------------------------------------
                                               Paul Andrew Shaw
                                   Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------

11           Computation of Earnings Per Share of Common Stock
27           Financial Data Schedule