Form 10QSB/A
period 1996-06-30
U S DIAGNOSTIC INC
filed 1997-05-21
CIK 911012

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

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                     11-3164389
(State or Other Jurisdiction of Incorporation     (IRS Employer Identification
  or Organization)                                   number)

                      777 S. Flagler Drive, Suite 1201 East
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

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

                           Yes   [X]        No   [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                          OUTSTANDING AT JULY 29, 1996:
               -----                          -----------------------------
    Common Stock, $.01 par value                    12,777,015 shares

                  Traditional Small Business Disclosure Format
                  Yes   [X]     No   [ ]

                               US DIAGNOSTIC INC.

                             INDEX TO FORM 10-QSB/A



   PART I. FINANCIAL INFORMATION                                           PAGE


   Item 1. Financial Statements

   Condensed Consolidated Balance Sheets as of June 30, 1996
   and December 31, 1995......................................................3

   Condensed Consolidated Statements of Operations for the Three and Six
   Months ended June 30, 1996 and 1995........................................5

   Condensed Consolidated Statements of Stockholders' Equity
   for the Six Months Ended June 30, 1996.....................................6

   Condensed Consolidated Statements of Cash Flows for the Six Months
   ended June 30, 1996 and 1995...............................................7

   Notes to Condensed Consolidated Financial Statements.......................8

   Item 2. Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations.............................................................11


   SIGNATURES................................................................14


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------


                                                                  JUNE 30,        DECEMBER 31,
                                                                   1 9 9 6            1 9 9 5
                                                                ---------------   --------------

ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                       $   58,532,625    $   4,373,876
Accounts Receivable (Net of Allowance for Bad Debts
of $2,632,654 and $645,294 Respectively)                            18,451,196       10,818,919
Prepaid Expenses                                                     1,808,390          900,619
Other Current Assets                                                   708,901          270,796
                                                                ---------------   --------------

Total Current Assets                                                79,501,112       16,364,210
                                                                --------------    -------------

Property and Equipment - Net                                        33,997,615       22,550,884
                                                                --------------    -------------

INTANGIBLE ASSETS:
Goodwill                                                            38,350,922       12,941,462
Covenants Not to Compete                                             2,821,832        2,305,639
Customer Lists                                                       3,148,278        2,745,833
                                                                --------------    -------------

TOTAL INTANGIBLE ASSETS, Net                                        44,321,032       17,992,934
                                                                --------------    -------------

Other Assets                                                         3,498,341          371,196

   TOTAL ASSETS                                                $   161,318,100    $  57,279,224
                                                               ===============    =============





See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                              JUNE 30,       DECEMBER 31,
                                                                                              1 9 9 6             1 9 9 5
                                                                                          --------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                                                  $    2,925,760     $  2,862,399
   Short-Term Borrowings                                                                         750,000          667,286
   Current Portion of Long-Term Debt                                                           3,468,625        3,831,975
   Obligations Under Capital Leases - Current Portion                                          1,859,974        2,519,982
   Other Current Liabilities                                                                   1,601,683          536,759
                                                                                          --------------     ------------

   TOTAL CURRENT LIABILITIES                                                                  10,606,042       10,418,401
                                                                                          --------------     ------------

   Subordinated Convertible Debentures                                                        56,066,386               --
   Long-Term Debt (Net of Current Portion)                                                    26,624,620       15,992,617
   Obligations Under Capital Leases (Net of Current Portion)                                   6,256,955        5,072,018
   Other Liabilities                                                                             374,899          423,500
   Deferred Income Taxes                                                                       6,501,454          164,452
                                                                                          --------------     ------------

TOTAL LIABILITIES                                                                            106,430,356       32,070,988
                                                                                          --------------     ------------

MINORITY INTERESTS                                                                             1,839,176          715,543
                                                                                          --------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value; Authorized 5,000,000 Shares, None Issued                          --               --
   Common Stock, $.01 Par Value; 50,000,000 Shares Authorized
       and 12,027,015 and 7,032,622 Shares Issued and Outstanding at
       June 30, 1996 and December 31, 1995, respectively.                                        120,270           70,326
   Additional Paid in Capital                                                                 56,270,526       22,953,590
   Retained Earnings                                                                           3,958,615        2,495,678
   Deferred Stock Based Compensation                                                          (7,300,843)      (1,026,901)
                                                                                          --------------    -------------

   TOTAL STOCKHOLDERS' EQUITY                                                                 53,048,568       24,492,693
                                                                                          --------------     ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  161,318,100     $ 57,279,224
                                                                                          ==============     ============



See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------    ----------------------------

                                                                       1996            1995            1996            1995
                                                               ------------    ------------    ------------    ------------


REVENUES                                                       $ 15,615,382    $  6,055,967    $ 28,183,491    $ 10,950,083
                                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES:
General and Administrative Expense                                8,968,372       4,059,533      16,134,305       7,611,424
Bad Debt Expense                                                    614,440         118,744       1,108,974         214,707
Depreciation and Amortization Expense                             1,972,127         593,607       3,836,670         989,713
Stock Based Compensation                                            254,702              --         567,432              --
Loss on Settlement of Claim                                              --              --         125,000              --
Compensation to Terminated Consultant                               751,861          30,000         773,736          40,000
                                                               ------------    ------------    ------------    ------------

Total Operating Expenses                                         12,561,502       4,801,884      22,546,117       8,855,844
                                                               ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                            3,053,880       1,254,083       5,637,374       2,094,239
                                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
 Interest Expense                                                (1,961,047)       (201,298)     (2,654,036)       (395,205)
 Interest and Other Income                                          506,367          18,657         544,934          44,855
                                                               ------------    ------------    ------------    ------------
TOTAL OTHER (EXPENSE)                                            (1,454,680)       (182,641)     (2,109,102)       (350,350)
                                                               ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND                      1,599,200       1,071,442       3,528,272       1,743,889
MINORITY INTEREST

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                         360,439          42,705         544,608         105,072

PROVISION FOR INCOME TAXES                                          807,386         423,087       1,520,727         435,393
                                                               ------------    ------------    ------------    ------------

NET INCOME                                                     $    431,375    $    605,650    $  1,462,937    $  1,203,424
                                                               ============    ============    ============    ============

NET INCOME PER COMMON SHARE

Primary                                                        $        .06    $        .14    $        .17    $        .29
                                                               ============    ============    ============    ============
Fully Diluted                                                  $        .06    $        .14    $        .15    $        .29
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS
OUTSTANDING:
 Primary                                                         17,559,284       4,229,761      16,397,659       4,130,861
                                                               ============    ============    ============    ============
 Fully Diluted                                                   18,917,512       4,229,761      17,820,342       4,130,861
                                                               ============    ============    ============    ============



See Notes to Condensed Consolidated Financial Statements


US DIAGNOSTIC INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------

                                           COMMON STOCK
                                           ------------
                                                                   ADDITIONAL                                      TOTAL
                                                                 -----------                                    -----------
                                      NUMBER OF                     PAID-IN     DEFERRED                       STOCKHOLDERS'
                                      ----------                 -----------   ------------     RETAINED        -----------
                                        SHARES         AMOUNT       CAPITAL   COMPENSATION      EARNINGS          EQUITY
                                      ----------      ---------  -----------   ------------    ------------     -----------

      Balance - January 1, 1996        7,032,622      $  70,326  $22,953,590   $(1,026,901)    $  2,495,678    $ 24,492,693

      Common Stock and Options         1,920,070         19,201    7,881,940            --               --       7,901,141
      Issued for Acquisitions

      Stock Options Exercised             29,000            290      104,710            --               --         105,000

      Compensation Cost - Stock               --             --    2,644,360    (2,423,630)              --         220,730
      Options Granted

      Warrants Exercised               2,928,123         29,281   15,828,810            --               --      15,858,091

      Common Stock Issued in              20,000            200      124,800            --               --         125,000
      Settlement of Litigation

      Common Stock Issued to              93,000            930      580,320            --               --         581,250
      Cancel Consulting Agreement

      Common Stock Issued for              4,200             42       15,958            --               --          16,000
      Debt Conversion

      Restricted Stock Issued                 --             --    4,248,750    (4,248,750)              --              --

      Fair Value of Detachable                --             --    1,672,550            --               --       1,672,550
      Warrants -
      Convertible Debentures

      Income Tax Benefit from                 --                     214,738                                        214,738
      Options Exercised                                      --                         --               --

      Amortization of Deferred                --                          --                                        398,438
      Compensation                                           --                    398,438               --

      Net Income                              --             --           --            --        1,462,937       1,462,937
                                      ----------      ---------  -----------   ------------    ------------     -----------

      BALANCE - JUNE 30, 1996         12,027,015      $ 120,270  $56,270,526   $(7,300,843)    $  3,958,615     $53,048,568
                                      ==========      =========  ===========   ============    ============     ===========




See Notes to Condensed Consolidated Financial Statements


US DIAGNOSTIC INC. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------

                                                                   1 9 9 6         1 9 9 5
                                                                ------------    ------------

NET CASH - OPERATING ACTIVITIES                                 $  1,833,529    $    210,793

INVESTING ACTIVITIES:
Purchase of Property and Equipment                                (2,741,740)       (505,853)
Acquisitions [Net of Cash Acquired]                              (13,164,606)     (1,330,000)
                                                                ------------    ------------

NET CASH - INVESTING ACTIVITIES                                  (15,906,346)     (1,835,853)
                                                                ------------    ------------

FINANCING ACTIVITIES:
Proceeds From Subordinated Convertible Debentures                 54,492,532              --
Repayments on Debt and Capital Lease Obligations                  (4,470,413)     (2,714,067)
Proceeds from Borrowings                                           2,246,356       2,130,211
Common Stock Issued and Exercise of Warrants and Options          15,963,091         100,000
Bridge Loans Proceeds                                                     --         850,000
                                                                ------------    ------------

NET CASH - FINANCING ACTIVITIES                                   68,231,566         366,144
                                                                ------------    ------------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS              54,158,749      (1,258,916)

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                   4,373,876       2,824,440
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 58,532,625    $  1,565,524
                                                                ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                        $  1,419,305    $    393,643
Income Taxes                                                    $         --    $         --

The fair market value of Common Stock and options issued in connection with acquisitions was $7,901,141 in 1996.

The fair market value of Common Stock issued in connection with the settlement of claim totaled $125,000 in 1996.

The fair market value of Common Stock issued in connection with the cancellation of a consulting agreement totaled $581,250 in 1996.

The fair market value of detachable warrants issued in connection with the Convertible Debentures was $1,672,550 in 1996.


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  INTERIM FINANCIAL STATEMENTS AND RESTATEMENT

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 1996 of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc.) and its subsidiaries (the "Company") have been restated from those previously filed with the Securities and Exchange Commission (the "SEC"). The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996 filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

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

[5]  STOCKHOLDERS' EQUITY

In connection with a settlement agreement, dated January 30, 1996, the Company issued 20,000 shares of Common Stock in consideration for the alleged improper termination of employment and cancellation of options to purchase 40,000 shares of the Company's Common Stock. The aggregate market value of these 20,000 shares of Common Stock was approximately $125,000 and is included in Loss on Settlement of Claim in the accompanying consolidated condensed statement of operations.

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


The Company is required to file a registration statement with the SEC, no later than June 4, 1997, to register 1,671,000 shares of the Company's Common Stock issued in connection with an acquisition that was consummated in June 1996. Under certain circumstances the required filing of the registration statement may be extended for up to sixty days. If on the date that the registration statement is declared effective by the SEC, the last sales price for the Company's Common Stock for the five preceding trading days has not averaged $7.00 per share, then the sellers have the right to put up to 1,000,000 shares of the Company's Common Stock back to the Company for $7.00 per share. The put must be exercised by the seller in writing within ten business days after the Company informs the sellers in writing of the effective date of the registration statement. As of May 1, 1997, the Company has not filed a registration statement with the SEC to register the Company's Common Stock issued in connection with this acquisition.

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


In June 1996, the Company granted 275,000 shares of restricted Common Stock to officers and directors of the Company. These restricted stock grants have vesting periods ranging from two to five years. The aggregate market value at grant date of the restricted stock granted was $3,540,625. Such amount is being amortized over the vesting periods.

In June 1996, the Company also granted 55,000 shares of restricted Common Stock to Coyote Consulting. These restricted stock grants vested over five years. The market value at grant date was $708,125. The related consulting agreement with Coyote Consulting was terminated subsequent to December 31, 1996. The unamortized deferred compensation was expensed in the fourth quarter of 1996. See Note 8 - Litigation.


In connection with the Company's public stock offerings in 1994 and 1995, a total of 4,237,250 Class A Warrants (including 425,000 warrants issued in connection with a $850,000 bridge financing in 1995) and 3,812,250 Class B Warrants were issued. The Class A Warrants entitled each registered holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.25. The Class B Warrants entitled each registered holder to purchase one share of Common Stock at an exercise price of $8.00. In June 1996, in accordance with the terms of the warrants, the Company called for the redemption of all of the outstanding Class A and Class B Warrants. In connection therewith, the Company redeemed 2,928,123 shares and received net proceeds of $15,858,091.

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


[7]  ACQUISITIONS

All of the acquisitions made by the Company during the three months ended June 30, 1996, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. The Company may adjust the allocation of the purchase price subsequent to the initial allocation as more information becomes available.


During the three months ended June 30, 1996, the Company and its subsidiaries acquired at least a majority interest in 5 multi-modality diagnostic businesses. The combined purchase price for the businesses was $23,978,512. The purchase price was comprised of $13,179,739 in cash, $2,532,032 in debt, and common stock and options of the Company with an aggregate market value of $8,268,750 at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net tangible assets acquired relating to these acquisitions totaled $23,622,467.


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

The following summarizes the unaudited pro forma effect of the businesses acquired during the six months ended June 30, 1996 accounted for under the purchase method as if the businesses had been acquired as of January 1, 1995. This presentation is prepared in accordance with APB Opinion No. 16 and does not reflect estimates for potential operating efficiencies and other cost savings.

                                               SIX MONTHS ENDED JUNE 30,
                                            -------------------------------

                                                 1996             1995
                                            --------------   --------------

Revenue as reported                         $   28,183,491   $   10,950,083
Effect of Acquisitions                          11,700,000       11,650,000
                                            --------------   --------------
        Pro Forma revenue                   $   39,883,491   $   22,600,083
                                            ==============   ==============

Net Income as Reported                      $    1,462,937   $    1,203,424
Effect of Acquisitions                           1,704,000          622,000
                                            --------------   --------------
        Pro Forma Net Income                $    3,166,937   $    1,825,424
                                            ==============   ==============

Earnings Per Share
Primary:
  Historical                                $          .17   $          .29
  Effect of Acquisitions                               .09              .06
                                            --------------   --------------
        Pro Forma Earnings Per Share        $          .26   $          .35
                                            ==============   ==============

Fully Diluted:
  Historical                                $          .15   $          .29
  Effect of Acquisitions                               .08              .02
                                            --------------   --------------
        Pro Forma Earnings Per Share        $          .23   $          .31
                                            ==============   ==============

The Company has Letters of Intent to acquire the following five diagnostic facilities:


NAME                                    LOCATION                   BUSINESS                      PURCHASED OWNERSHIP %
----                                    --------                   --------                      ---------------------

MediTek Health Corp.                  South Florida                Multi-Modality Imaging                 100%

LINC Imaging                          Southern California          MRI                                    100%

Medical Marketing Development         New York Area                Multi-Modality Imaging                 100%

Medical Imaging Center of             Southern California          Multi-Modality Imaging and             100%

America, Inc.                                                         Fee for Service Contract

Integrated Health Concepts.          Houston, TX                   Multi-Modality Imaging                   70%


The Company intends to finance these acquisitions with cash, notes, convertibles notes and common stock.

[8]  LITIGATION FILED SUBSEQUENT TO JUNE 30, 1996

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying condensed consolidated financial statements as of June 30, 1996 have been restated from those previously filed with the SEC. The Company's Form 10-KSB for the year ended December 31, 1996 was filed with the SEC on April 11, 1997 and should be read in conjunction with the following analysis of the Company as of June 30, 1996.

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

The Company's financial performance is substantially dependent upon its ability to integrate the operations of acquired imaging centers and therapy centers into the Company's infrastructure and reduce operating expenses of acquired entities, while continuing to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience. Also there are various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

Revenue for the three months ended June 30, 1996 increased $9,559,415 from $6,055,967 to $15,615,382 as compared to the comparable 1995 period. Net income for the three months ended June 30, 1995 was $605,650 compared to net income of $431,375 for the three months ended June 30, 1996. The revenue increase is primarily due to acquisitions.

Net patient revenue for the six months ended June 30, 1996 increased $17,233,408 from $10,950,083 to $28,183,491 as compared to the comparable 1995 period. Net income for the six months ended June 30, 1996 increased $259,513 from $1,203,424 to $1,462,937. The revenue increase is primarily from acquisitions.

General and administrative expenses for the three months ended June 30, 1996 increased $4,908,839 from $4,059,533 in the 1995 period to $8,968,372 in the
1996 period. General and administrative expenses for the six months ended June 30, 1996 increased $8,522,881 from $7,611,424 in the 1995 period to $16,134,305 in the 1996 period. The increases relate to (i) the increase in operating expenses of the Company as a result of the acquisitions described above, and
(ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters.

Bad debt expense increased from $118,744 and $214,707 for the three and six months ended June 30, 1995 to $614,440 and $1,108,974 in the comparable 1996 periods.

Depreciation and amortization for the three months ended June 30, 1996 increased $1,378,520 from $593,607 to $1,972,127 as compared to 1995. For the six months ended June 30, 1996, depreciation and amortization increased $2,846,957 from $989,713 to $3,836,670 as compared to 1995. The increases were primarily due to acquisitions.

Stock Based Compensation Expense and Compensation to Terminated Consultant totaled $1,006,563 and $1,341,168 for the three months and six months ended June 30, 1996, respectively, compared to $30,000 and $40,000 for the comparable periods in

1995. The six months ended June 30, 1996 also includes $125,000 relating to a Loss on Settlement of a Claim incurred in the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's cash and cash equivalents increased by approximately $54.2 million. The Company generated $68.2 million from financing activities, primarily from the Debentures, offset by the repayment of notes and capital leases and used $15.9 million in investing activities, primarily acquisitions and equipment purchases.

The Company has an unused line of credit of $15 million at the prime interest rate with a bank.

As of June 30, 1996, the Company had an aggregate of approximately $30.1 million of notes payable, of which approximately $3.5 million are classified as current. Substantially all of these amounts relate to notes issued in connection with acquisitions and equipment purchases. At that date, the Company also had approximately $8.1 million of capital lease obligations, of which approximately $1.8 million are current. Substantially all of these obligations are related to equipment for the Company's imaging centers acquired pursuant to completed acquisitions. The Company's monthly payments for capitalized lease obligations aggregate approximately $191,000. The Company also pays aggregate annual rent of approximately $3.7 million for its 31 facilities.

                                   SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           US DIAGNOSTIC INC.



Dated: May 21, 1997        By:   /S/ JOSEPH A. PAUL
                                 --------------------------------
                                           Joseph A. Paul
                                      Chief Executive Officer,
                                Chief Operating Officer and President


                           By:   /S/ PAUL ANDREW SHAW
                                 --------------------------------
                                          Paul Andrew Shaw
                                Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------


11                  Computation of Earnings Per Share of Common Stock

27                  Financial Data Schedule