Form 10QSB/A
period 1996-09-30
U S DIAGNOSTIC INC
filed 1997-05-23
CIK 911012

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

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     DELAWARE                                                           11-3164389
(State or Other Jurisdiction of Incorporation or Organization)            (IRS Employer Identification Number)

                              777 S. Flagler Drive
                                 Suite 1201 East
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

                                 (561) 832-0006
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable.
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

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


                               US DIAGNOSTIC INC.

                             INDEX TO FORM 10-QSB/A

         PART I. FINANCIAL INFORMATION                                                                      PAGE

         Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1996
         and December 31, 1995.................................................................................3

         Condensed Consolidated Statements of Operations for the Three  and Nine
         Months ended September 30, 1996 and 1995..............................................................5

         Condensed Consolidated Statements of Stockholders' Equity for Nine Months
         ended September 30, 1996..............................................................................6

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         ended September 30, 1996 and 1995.....................................................................7

         Notes to Condensed Consolidated Financial Statements..................................................8

         Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................12

         SIGNATURES...........................................................................................15


US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                              1 9 9 6          1 9 9 5
                                                                                              -------          -------
ASSETS:
CURRENT ASSETS:
Cash and Cash Equivalents                                                                    $81,863,494    $   4,373,876
Accounts Receivable (Net of Allowance for Bad Debts
of $5,110,118 and $645,928 Respectively)                                                      28,614,307       10,818,919
Prepaid Expenses                                                                               5,222,286          900,619
Other Current Assets                                                                             930,076          270,796
                                                                                          --------------    -------------

TOTAL CURRENT ASSETS                                                                         116,630,163       16,364,210
                                                                                          --------------    -------------

Property and Equipment - Net                                                                  51,261,859       22,550,884
                                                                                          --------------    -------------

INTANGIBLE ASSETS:

Goodwill                                                                                      87,893,955       12,941,462
Covenants Net to Compete                                                                       3,678,575        2,305,639
Customer Lists                                                                                 2,581,445        2,745,833
                                                                                          --------------    -------------

TOTAL INTANGIBLE ASSETS - Net                                                                 94,153,975       17,992,934
                                                                                          --------------    -------------

Other Assets                                                                                   4,575,627          371,196
Investment in Unconsolidated Subsidiaries                                                      5,197,725               --
                                                                                          --------------    -------------

TOTAL ASSETS                                                                                $271,819,349    $  57,279,224
                                                                                         ===============    =============

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                              1 9 9 6           1 9 9 5
                                                                                              -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:

Accounts Payable and Accrued Expenses                                                     $    6,870,952      $ 2,862,399
Short-Term Borrowings                                                                            750,000          667,286
Current Portion of Long-Term Debt                                                             13,198,992        3,831,975
Obligations Under Capital Leases - Current Portion                                             2,156,267        2,519,982
Other Current Liabilities                                                                      2,190,904          536,759
                                                                                          --------------    -------------

TOTAL CURRENT LIABILITIES                                                                     25,167,115       10,418,401
                                                                                          --------------    -------------

Subordinated Convertible Debentures                                                           56,126,120               --
Long-Term Debt (Net of Current Portion)                                                       32,725,912       15,992,617
Obligations Under Capital Leases (Net of Current Portion)                                      9,482,373        5,072,018
Other Liabilities                                                                                350,599          423,500
Deferred Income Taxes                                                                          7,924,930          164,452
                                                                                          --------------    -------------

TOTAL LIABILITIES                                                                            131,777,049       32,070,988
                                                                                          --------------    -------------

MINORITY INTERESTS                                                                             5,204,633          715,543
                                                                                          --------------    -------------

COMMITMENTS AND CONTINGENCIES                                                                         --               --

STOCKHOLDERS' EQUITY:

Preferred Stock, $.01 Par Value; Authorized 5,000,000 Shares, None Issued                             --               --
Common Stock, $.01 Par Value; 50,000,000 Shares Authorized and 22,931,163
    and 7,032,622 Shares Issued and Outstanding at September 30, 1996 and
    December 31, 1995, respectively                                                              229,312           70,326
Additional Paid in Capital                                                                   135,848,378       22,953,590
Retained Earnings                                                                              5,066,392        2,495,678
Deferred Stock Based Compensation                                                             (6,306,415)      (1,026,901)
                                                                                          --------------    -------------

TOTAL STOCKHOLDERS' EQUITY                                                                   134,837,667       24,492,693
                                                                                          --------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   271,819,349    $  57,279,224
                                                                                         ===============    =============

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,

                                                              1996               1995            1996               1995
                                                              ----               ----            ----               ----
REVENUES                                               $  31,368,079        $ 7,282,203      $ 59,551,570        $18,232,286
                                                          ----------          ---------        ----------         ----------

OPERATING EXPENSES:

General and Administrative Expense                        19,020,265          4,961,288        35,154,570         12,573,212
Bad Debt Expense                                           1,234,282            142,788         2,343,256            357,495
Depreciation and Amortization Expense                      2,982,041            696,013         6,818,711          1,685,726
Stock Based Compensation                                   1,037,055                 --         1,604,487                 --
Loss on Sale of Stock of Subsidiary                          389,305                 --           389,305                 --
Loss on Settlement of Claim                                       --                 --           125,000                 --
Compensation to Terminated Consultant                      1,424,041             37,792         2,197,777              77,292
                                                          -----------     --------------    --------------        -----------

Total Operating Expenses                                  26,086,989          5,837,881        48,633,106          14,693,725
                                                           -----------      ------------      -------------        ----------

INCOME FROM OPERATIONS                                     5,281,090          1,444,322        10,918,464           3,538,561
                                                            ----------      ------------      ------------          ----------

OTHER INCOME [EXPENSE]:
 Interest Expense                                         (2,933,265)          (337,360)       (5,587,301)           (732,565)
 Interest and Other Income                                   872,240            270,243         1,417,174             315,098
 Non-Cash Finance Charge                                          --           (414,375)               --            (414,375)
                                                       ------------------   -------------     ----------------   --------------
TOTAL OTHER [EXPENSE]                                     (2,061,025)          (481,492)       (4,170,127)           (831,842)
                                                       --------------       ------------      ------------       -------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND               3,220,065            962,830         6,748,337           2,706,719
MINORITY INTEREST

MINORITY INTEREST IN INCOME OF SUBSIDIARIES                  633,542             75,075         1,178,150             180,147

PROVISION FOR INCOME TAXES                                 1,478,746             65,242         2,999,473             500,635
                                                            ---------       --------------    --------------     --------------

NET INCOME                                              $  1,107,777        $   822,513      $  2,570,714        $  2,025,937
                                                           =========           ========         =========           =========

NET INCOME PER COMMON SHARE

Primary                                                       $  .05             $  .15            $  .18                  .43
                                                                 ===               ====               ===                   ==
Fully Diluted                                                 $  .05             $  .15            $  .15                  .43
                                                                ====              =====               ===                   ==
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON
SHARE EQUIVALENTS
OUTSTANDING:
 Primary                                                  21,277,918          5,579,413        14,021,092            4,662,733
                                                       =============       ============       ===========        =============
 Fully Diluted                                            23,282,035          5,579,413        17,099,589            4,662,733
                                                      ==============       ============       ===========        =============

See Notes to Condensed Consolidated Financial Statements

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                            COMMON STOCK
                                                                  ADDITIONAL                                        TOTAL
                                    NUMBER OF                       PAID-IN       DEFERRED       RETAINED       STOCKHOLDERS'
                                     SHARES          AMOUNT         CAPITAL     COMPENSATION     EARNINGS           EQUITY
                                     ------          ------         -------     ------------     --------       ------------
      Balance - January 1, 1996     7,032,622      $  70,326      $22,953,590   $(1,026,901)    $  2,495,678      $ 24,492,693

      Common Stock and Options      2,670,070         26,701       12,452,903            --               --        12,479,604
      Issued for Acquisitions

      Stock Options Exercised          33,000            330          124,670            --               --           125,000

      Compensation Cost - Stock            --             --        2,780,028    (2,559,298)              --           220,730
      Options Granted

      Warrants Exercised           12,933,441        129,335       89,696,983            --               --        89,826,318

      Common Stock Issued in           20,000            200          124,800            --               --           125,000
      Settlement of Litigation

      Common Stock Issued to           93,000            930          580,320            --               --           581,250
      Cancel Consulting Agreement

      Common stock Issued for         149,030          1,490          761,300            --               --           762,790
      Debt Conversion

      Restricted Stock Issued              --             --        4,248,750    (4,248,750)              --                --

      Fair Value of Detachable             --             --        1,672,550            --               --         1,672,550
      Warrants - Subordinated
      Convertible Debentures

      Income Tax Benefit from              --             --          452,484            --               --           452,484
      Options Exercised

      Amortization of Deferred             --             --               --     1,528,534               --         1,528,534
      Compensation

      Net Income                           --             --               --            --        2,570,714         2,570,714
                                -------------     ----------     ------------  ------------       ----------      ------------


      BALANCE - SEPTEMBER          22,931,163       $229,312     $135,848,378   $(6,306,415)      $5,066,392      $134,837,667
       30, 1996                 =============     ==========     ============  ============       ==========      ============

See Notes to Condensed Consolidated Financial Statements

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED  SEPTEMBER  30,

                                                                           1 9 9 6            1 9 9 5
NET CASH - OPERATING ACTIVITIES                                        $   1,294,509         $ 1,594,748

INVESTING ACTIVITIES:
Purchase of Property and Equipment                                        (3,783,813)         (5,577,107)
Acquisitions [Net of Cash Acquired]                                      (61,424,162)         (6,612,632)
Investment in Unconsolidated Subsidiary                                   (1,094,312)                 --
Sale of Subsidiary                                                         1,800,000                  --
Intangible Assets                                                                 --          (2,461,962)
                                                                          ----------          -----------

NET CASH - INVESTING ACTIVITIES                                          (64,502,287)        (14,651,701)
                                                                         -----------         -----------

FINANCING ACTIVITIES:
Proceeds From Subordinated Convertible Debentures                         54,492,532                  --
Repayments on Debt and Capital Lease Obligations                          (7,107,121)          (4,737,046)
Proceeds from Borrowings                                                   3,360,667            7,885,090
Common Stock Issued and Exercise of Warrants and Options                  89,951,318           12,187,067
                                                                          ----------           ----------

NET CASH - FINANCING ACTIVITIES                                          140,697,396           15,335,111
                                                                         -----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 77,489,618            2,278,158

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                           4,373,876            2,824,440
                                                                       -------------           ----------

CASH AND CASH EQUIVALENTS - AT END OF PERIOD                           $  81,863,494         $  5,102,598
                                                                       =============           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest                                                               $   4,969,838         $   732,565
Income Taxes                                                           $   3,388,463         $        --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The fair market value of Common Stock and options issued in connection with acquisitions was $12,479,604 in 1996.

The fair market value of Common Stock issued in connection with the settlement of a claim totaled $125,000 in 1996.

The fair market value of Common Stock issued in connection with the cancellation of a consulting agreement totaled $581,250 in 1996.

Common stock issued in connection with the conversion of debt totaled $762,790 in 1996.

The fair value of detachable warrants issued in connection with the convertible debentures was $1,672,550 in 1996.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  INTERIM FINANCIAL STATEMENTS AND RESTATEMENT

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 1996 of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc.) and its subsidiaries (the "Company") have been restated from those previously filed with the Securities and Exchange Commission (the "SEC"). The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996 filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities.

The accompanying condensed consolidated financial statements include the accounts of the Company and have been prepared by the Company pursuant to the rules and regulations of the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These condensed consolidated interim financial statements should be read in conjunction with the Company's 1996 audited consolidated financial statements and notes thereto including the Company's Annual Report filed with the SEC, on Form 10-KSB.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

[2]  EARNINGS PER SHARE

Earnings per common share is computed by dividing the net income for the period by the weighted average number of common shares and common stock equivalents outstanding. All stock options and warrants have been included as common stock equivalents in the computation of earnings per common share on a fully diluted basis. Fully diluted earnings per share includes 1,163,853 escrowed shares issued in connection with the Company's initial public offering which will be released if the Company attains certain earnings in 1996.

[3]  INCOME TAXES

Income taxes have been provided for based upon the Company's annual effective income tax rate for 1996.

[4]  LONG-TERM DEBT

In April and May 1996, the Company completed a $57.5 million offering of 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). The investment banking firm who acted as the agent in connection with the offering was issued five-year warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share. The estimated fair value of the warrants is $1,672,550. This amount is being amortized to interest expense over the term of the related Debentures. Debenture issuance costs of $3,463,785 are being amortized as interest expense over the term of the Debentures. The unamortized balance is included in Other Assets in the accompanying balance sheet at September 30, 1996.

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

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933 and state securities registration statutes, and in some instances the Company is required to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company believes that it may be unable to comply with at least some of these obligations to register such securities, primarily because of the events relating to the Company described in Note 9. If such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, the Company's liquidity could be materially adversely affected.

The Company's liquidity may also be materially adversely effected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 9.

In June 1996, the Company granted 275,000 shares of restricted Common Stock to officers and directors of the Company. These restricted stock grants have vesting periods ranging from two to five years. The aggregate market value at grant date of the restricted stock granted was $3,540,625. Such amount is being amortized over the vesting periods.

In June 1996, the Company also granted 55,000 shares of restricted Common Stock to Coyote Consulting. These restricted stock grants vested over five years. The market value at grant date was $708,125. The related consulting agreement with Coyote Consulting was terminated subsequent to December 31, 1996. The unamortized deferred compensation was expensed in the fourth quarter of 1996. See Note 9.

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

[6]  STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans. In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"), the Company has accounted for all 1996 stock-based grants to non-employees as provided for by FAS 123. The Company has elected to continue to account for its stock-based grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". The fair value of each option granted to non-employees and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996: risk-free interest rates ranging from
5.8 percent through 7.1 percent; dividend yield of zero percent; expected lives ranging from 4 to 7 years; and volatility of 73 percent.

[7]  INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In August 1996, the Company sold its clinical laboratory business, with a net book value of $3,389,305, to a non-affiliated entity ("Buyer"). The Company received 30,000 Preference Shares of the Buyer valued pursuant to the terms of the Asset Purchase Agreement at $3,000,000. The Company recorded a loss of $389,305 on the sale. In the fourth quarter of 1996, the Company wrote-off the $3,000,000 of Preference Shares. The write-off was based on the receipt by the Company of the Buyer's audited financial statements for the year ended October 31, 1996 which reflected negative working capital and a tangible net deficit applicable to common stockholders. In addition, the Buyer had incurred operating losses for the past year.

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

[8]  ACQUISITIONS

All of the acquisitions made by the Company during the three months ended September 30, 1996, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. The Company may adjust the allocation of the purchase price subsequent to the initial allocation as more information becomes available.

During the three months ended September 30, 1996, the Company and its subsidiaries acquired at least a majority interest in 6 multi-modality diagnostic businesses. The combined purchase price for the businesses was $61,090,821. The purchase price was comprised of $42,994,966 in cash, $12,973,355 in debt, and common stock and options of the Company with an aggregate market value of $5,122,500 at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net tangible assets acquired relating to these acquisitions totaled $51,535,366.

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

The following summarizes the unaudited pro forma effect of the businesses acquired during the nine months ended September 30, 1996 accounted for under the purchase method as if the businesses had been acquired as of January 1, 1995. This presentation is prepared in accordance with APB Opinion No. 16 and does not reflect estimates for potential operating efficiencies and other cost savings.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                    1996             1995
                                                 -----------   --------------

Revenue as Reported                              $59,551,570   $   18,232,286
Effect of Acquisitions                            30,588,000       46,386,000
                                                 -----------   --------------
       Pro Forma Revenue                         $90,139,570   $   64,618,286
                                                 ===========   ==============

Net Income as Reported                           $ 2,570,714   $    2,025,937
Effect of Acquisitions                             1,121,000          (24,000)
                                                 -----------   --------------
       Pro Forma Net Income                      $ 3,691,714   $    2,001,937
                                                 ===========   ==============

Earnings Per Share
Primary:
  Historical                                     $       .18   $          .43
  Effect of Acquisitions                                 .06             (.12)
                                                 -----------   --------------
      Pro Forma Earnings Per Share               $       .24   $          .31
                                                 ===========   ==============

Fully Diluted:
  Historical                                     $       .15   $          .43
  Effect of Acquisitions                                 .06             (.16)
                                                 -----------   --------------
      Pro Forma Earnings Per Share                     $. 21   $          .27
                                                 ===========   ==============

The Company has Letters of Intent to acquire the following five diagnostic facilities:

NAME                                  LOCATION                BUSINESS                  PURCHASED OWNERSHIP %
Lee Imaging                           New York, NY            Nuclear Imaging Chain                 80%

Sunport                               San Antonio, TX         Imaging Chain                        100%

Medical Marketing Development         New York                Multi-Modality Imaging               100%

MICA                                  San Diego, CA           Imaging Chain                        100%

Dayton Medical Imaging                Dayton, OH              Imaging Chain                        100%

The Company intends to finance these acquisitions with cash, notes, convertibles notes and common stock.

[9]  LITIGATION FILED SUBSEQUENT TO SEPTEMBER 30, 1996

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying condensed consolidated financial statements as of September 30, 1996 have been restated from those previously filed with the SEC. The Company's Form 10-KSB for the year ended December 31, 1996 was filed with the SEC on April 11, 1997 and should be read in conjunction with the following analysis of the Company as of September 30, 1996.

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

Approximately 95% of the Company's revenues are derived from third party payors. The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise. Statements in this Form 10-QSB/A that are not descriptions of historical fact are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

Net patient revenue for the three months ended September 30, 1996 increased $24,085,876 from $7,282,203 to $31,368,079 as compared to the comparable 1995 period. The revenue increase is a result of the acquisition of imaging centers during the nine months ended September 30, 1996.

Net patient revenue for the nine months ended September 30, 1996 increased $41,319,284 from $18,232,286 to $59,551,570 as compared to the comparable 1995 period. Net income for the nine months ended September 30, 1996 increased $544,777 from $2,025,937 to $2,570,714. The revenue increase reflects the acquisition of imaging centers. Revenues for centers owned as of January 1, 1995 increased by an average of 5% on a same center basis for the nine months ended September 30, 1996 compared to the 1995 period.

The Company sold its clinical laboratory operations as of August 1, 1996 and recognized a loss of $389,315 in the three and nine months ended September 30, 1996.

General and administrative expenses for the three months ended September 30, 1996 increased $14,058,977 from $4,961,288 in the 1995 period to $19,020,265 in the 1996 period, but declined as a percentage of net revenues from approximately 68% to 61%. General and administrative expenses for the nine months ended September 30, 1996 increased $22,581,358 from $12,573,212 in the 1995 period to $35,154,570 in the 1996 period, but declined as a percentage of net revenues from approximately 69% to 59%. The increases relate to (i) the increase in operating expenses of the Company as a result of the acquisitions described above, and (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters.

Depreciation and amortization for the three months ended September 30, 1996 increased approximately $2,286,028 from $696,013 to $2,982,041 as compared to 1995. Depreciation and amortization for the nine months ended September 30, 1996 increased approximately $5,132,985 from $1,685,726 to $6,818,711 as compared to 1995. The increases were primarily due to acquisitions.

Stock Based Compensation Expense and Compensation to Terminated Consultant totaled $2,461,096 and $3,802,264 for the three months and nine months ended September 30, 1996, respectively compared to $37,792 and $77,292 in the comparable periods of 1995. The nine months ended September 30, 1996 also includes a $125,000 loss relating to a settlement of a claim incurred in the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had approximately $81,863,000 in cash and cash equivalents and working capital of $91,463,048. In 1996 the Company has raised an aggregate of approximately $143 million, primarily as a result of the offering of $57.5 million principal amount of 9% Subordinated Convertible Debentures due 2003 (the "Debentures") in April and May 1996, which generated net proceeds of $53 million, as well as the exercise of substantially all of the Class A Warrants, Class B Warrants and other outstanding warrants, which generated net proceeds of $90 million. Of the cash on hand at September 30, 1996, approximately $11 million was used for the MMD, Sunport and Lee Imaging transactions and $35 million is expected to be used for the MICA transaction. The Company will use the remaining proceeds for future acquisitions and for working capital and general corporate purposes. There can be no assurance that the Company will be able to effectively utilize all of such cash.

For the nine months ended September 30, 1996, the Company increased its cash and cash equivalents by $77.5 million. The Company generated $140.7 million from financing activities, primarily from the Debentures and exercise of the warrants. The Company used $64.5 million for investing activities. Operating activities generated $1.3 million in cash.

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

Item 3.    OTHER INFORMATION

MEDICAL IMAGING CENTERS OF AMERICA, INC.

On November 12, 1996, the Company completed its previously announced merger (the "Merger") with Medical Imaging Centers of America, Inc. ("MICA"). Pursuant to the Merger, each outstanding share of MICA's common stock ("MICA Common Stock"), was converted into a right to receive $11.75 in cash (the "Merger Consideration"). Each option to purchase MICA Common Stock (each "MICA
Option") was cancelled and each holder of a MICA Option became entitled to a cash payment equal to the product of the total number of shares subject to the MICA Option and the excess of $11.75 over the exercise price per share of the MICA Common Stock subject to the MICA Option.

On September 29, 1996, Raytel Medical Corporation ("Raytel"), which owns 51% of the Orlando Diagnostic Center ("ODC"), commenced litigation in the Superior Court of San Diego County seeking to enjoin the Merger and certain unspecified damages. The complaint alleged that MICA breached a joint venture agreement and partnership agreement relating to ODC by entering into the merger agreement with the Company relating to the Merger since the Company operates two imaging centers in Orlando. The complaint also asserted claims against MICA and the Company for intentional interference with economic relations and conspiracy to interfere with economic relations.

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

                                US DIAGNOSTIC INC.

Dated: May 23, 1997             By:   /S/ JOSEPH A. PAUL
                                      ---------------------
                                          Joseph A. Paul

                                     Chief Executive Officer,
                                Chief Operating Officer and President

                                By:   /S/ PAUL ANDREW SHAW
                                      ----------------------
                                          Paul Andrew Shaw

                                Vice President and Chief Financial Officer

EXH           EXHIBIT INDEX
---           -------------
11            Computation of Earnings per share of Common Stock
27            Financial Data Schedule