Form 10KSB/A
period 1996-12-31
U S DIAGNOSTIC INC
filed 1997-06-30
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-2


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to  _______

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
                               ------------------
                 (Name of Small Business Issuer in its charter)

                     DELAWARE                                                            11-3146389
--------------------------------------------------------------             ---------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

777 SOUTH FLAGLER DRIVE, SUITE 1201 EAST, WEST PALM BEACH, FLORIDA                          33401
------------------------------------------------------------------                       ----------
(Address of principal executive offices)                                                 (Zip Code)

Issuer's telephone number, including area code:  (561) 832-0006

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                  EXHIBIT INDEX

2.1 - Agreement and Plan of Merger, dated as of August 1,1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America., a California Corporation (11)
3.1    - Certificate of Incorporation of the Registrant(1)
3.2    - Bylaws of the Registrant(2)
4.1    - Form of Unit Purchase Option(1)
4.2    - Form of Warrant Agreement (1)
4.3    - Escrow Agreement(1)
4.4    - Indenture - 9% Subordinated Convertible Debentures(14)
4.5    - Registration Rights Agreement(14)
10.1   - 1993 Stock Option Plan(1)
10.2 - Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P.(1)
10.3   - Employment Agreement with Robert Burke, M.D.(1)
10.4   - Equipment Lease with Ventura Partners(1)
10.5   - Lease between the Company and United Properties Co.(1)
10.6 - Asset Purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company(2)
10.7 - Equipment Lease dated as of December 31, 1994 between Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company(2)
10.8 - Property Lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company and the Company(2)
10.9 - Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company(3)
10.10 - Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company(3)
10.11 - Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company(3)
10.12 - Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company(3)
10.13  - Guaranty dated as of February 27, 1995 of the Company(3)
10.14 - Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.15 - Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.16  - 1995 Long Term Incentive Plan(5)
10.17  - Consulting Agreement with Gordon Rausser(5)
10.18  - Consulting Agreement with Coyote Consulting(5)
10.19  - Consulting Agreement with Sawgrass Consulting(5)
10.20 - Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
10.21 - Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company(6)
10.22 - Employment Agreement dated as of August 1, 1995 between the Company and David Cohen(6)
10.23  - Amendment to Employment Agreement of Jeffrey Goffman(7)
10.24  - Amendment to Coyote Consulting Agreement(7)
10.25 - Merger Agreement dated as of February 27, 1996 among the Company, U.S. Imaging,

         Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company(8)
10.26 - Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust(8)
10.27 - Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company(9)
10.28 - Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group(9)
10.29 - Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul(9)
10.30 - Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch(9)
10.31 - Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw(9)
10.32 - Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation(10)
10.33 - Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation(10)
10.34 - Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg(12)
10.35 - Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997(15)
10.36 - Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc(15)
10.37 - Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman(15)
10.38 - Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith(15)
10.39  - Employment Agreement dated June 30, 1995 between the Company and Amos
         F. Almand, III(15)
10.40  - Employment Agreement dated October 15, 1996 between the Company and
         Len Platt(15)
10.41 - Employment Agreement dated May 1, 1996 between the Company and Alan M. Winakor(15)
10.42 - Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo(15)
10.43 - Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.(15)
11     - Earnings Per Share Calculation(15)
16.1 - Letter re change in certifying accountant from Mortenson and Associates, P.C.(8)
21     - Subsidiaries(15)
27     - Financial Data Schedule(15)
99.1   - Press release dated January 29, 1997(12)
99.2 - Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants(12)
99.3   - Permanent Injunction against Keith Greenberg(12)
99.4   - Information and Guilty Plea by Keith Greenberg(12)
99.5   - Press Release of US Diagnostic Inc. dated February 3, 1997(13)

------------------
         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414)
         (2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
         (3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
         (4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.
         (5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536)
         (6) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995.
         (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.
         (8) Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1996.
         (9) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996.
        (10) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996.
        (11) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
        (12) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.
        (13) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.
        (14) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.
        (15) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.


(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               US DIAGNOSTIC INC.



Date:  June 30,  1997             By:/S/ JOSEPH A. PAUL
                                     ------------------
                                     Joseph A. Paul
                                     Chief Executive Officer, Chief Operating
                                     Officer and President