Form 10-Q
period 1997-06-30
U S DIAGNOSTIC INC
filed 1997-08-19
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________________to_____________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

      DELAWARE                                         11-3164389
--------------------------------------      ------------------------------------
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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X       No______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                   OUTSTANDING   AT
      CLASS                                         AUGUST 12, 1997
    ----------                                    -----------------
Common Stock, $ .01 par value                     22,600,031  shares


                               US DIAGNOSTIC INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996................................................3

Condensed Consolidated Statements of Operations for the Three and Six Months
         ended June 30, 1997 and 1996.........................................5

Condensed Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1997 and 1996.........................................6

Condensed Consolidated Statement of Stockholders' Equity for the Six Months
         ended June 30, 1997..................................................7

Notes to Condensed Consolidated Financial
Statements....................................................................8

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................14 - 18

PART II. Other Information...................................................19 - 20

Item 6. Exhibits and Reports on Form 8-K.....................................21 - 24

Signatures...................................................................25




                       US DIAGNOSTIC INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                              June 30,       December 31,
                                                                                1997             1996
                                                                              --------       ------------
ASSETS:

CURRENT ASSETS:

Cash and Cash Equivalents                                                    $7,426,071      $18,640,729
Accounts Receivable, Net of Allowance for Bad Debts of
$7,667,271 and $9,670,150, respectively                                      53,082,346       38,265,792
Other Receivables, Net of Allowance for Bad Debts of $923,000 in 1996         8,011,022       10,298,799
Investment in Marketable Equity Securities, ($6,425,291 at cost)                 --            7,280,000
Prepaid  Expenses and Other Current Assets                                   11,100,442        5,319,800
                                                                             ----------       ----------
TOTAL CURRENT ASSETS                                                         79,619,881       79,805,120
                                                                             ----------       ----------
Property and Equipment, Net of Accumulated Depreciation and Amortization
of $19,356,254 and $11,824,836, respectively                                 93,261,375       79,945,956

Intangible Assets, Net of Accumulated Amortization of $10,110,445 and
$4,875,131, respectively                                                    177,661,316      163,674,805

Other Assets                                                                  6,069,863        5,397,906

Investment in Unconsolidated Subsidiaries                                     8,784,607       10,199,596
                                                                              ---------     ------------
TOTAL ASSETS                                                               $365,397,042     $339,023,383
                                                                           ============     ============

           See Notes to Condensed Consolidated Financial Statements.


                      US DIAGNOSTIC INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         JUNE 30,             DECEMBER 31,
                                                                                           1997                  1996
                                                                                     --------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                                   $32,392,219           $21,054,303
Short-Term Borrowings                                                                    25,000,000               750,000
Current Portion of Long-Term Debt                                                        23,821,629            27,335,986
Obligations Under Capital Leases - Current Portion                                       10,293,902            10,291,327
Other Current Liabilities                                                                 5,085,575             5,607,734
Purchase Price Due on Companies Acquired                                                  1,862,516             8,337,831
                                                                                     --------------          ------------
TOTAL CURRENT LIABILITIES                                                                98,455,841            73,377,181

Subordinated Convertible Debentures                                                      56,126,120            56,006,652
Long-Term Debt - Net of Current Portion                                                  54,050,036            42,358,837
Obligations Under Capital Leases - Net of Current Portion                                15,322,449            18,704,608
Deferred Income Taxes                                                                     6,694,235             6,684,378
Other Liabilities                                                                           286,610               229,837
                                                                                     --------------          ------------
TOTAL LIABILITIES                                                                       230,935,291           197,361,493
                                                                                     --------------          ------------
MINORITY INTEREST                                                                         8,199,157             8,149,805
                                                                                     --------------          ------------
COMMITMENTS AND CONTINGENCIES (NOTES 1, 6, 7 AND 9)

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 Par Value;
   5,000,000 Shares Authorized, None Issued                                                      --                    --
Common Stock $.01 Par Value; 50,000,000 Shares
   Authorized, and 22,600,031 Shares and  23,749,217 Shares
   Issued and Outstanding, respectively                                                     226,000               237,492
Additional Paid-in Capital                                                              142,456,586           141,941,301
Unrealized Gain on Marketable Equity Securities, Net of Tax                                      --               525,646
Deferred Stock Based Compensation                                                        (2,714,984)           (5,357,184)
Accumulated Deficit                                                                     (13,705,008)           (3,835,170)
                                                                                     --------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                                              126,262,594           133,512,085
                                                                                     --------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  365,397,042          $339,023,383
                                                                                     ==============          ============


           See Notes to Condensed Consolidated Financial Statements.


                      US DIAGNOSTIC INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------                -------------------------
                                                          1997                  1996                1997                1996
                                                      ------------        -----------           ------------        -----------
REVENUES                                              $ 57,483,493        $15,615,382           $109,968,430        $28,183,491
                                                      ------------        -----------           ------------        -----------

OPERATING EXPENSES:
General and Administrative Expense                      41,801,923          8,526,924             76,650,886         15,420,996
Depreciation and Amortization Expense                    7,488,928          1,972,127             14,263,079          3,836,670
Bad Debt Expense                                         2,166,647            614,440              3,679,912          1,108,974
Stock Based Compensation                                   299,239            254,702                738,499            567,432
Compensation to Terminated Consultant                          --             751,861                    --             773,736
Professional Fees                                        3,732,534            441,448              4,659,825            838,309
Asset Impairment Losses                                  3,725,202                --               3,725,202                --
Settlement With Former Executive Officer                 2,808,576                --               2,808,576                --
Loss on Settlement of Lawsuits                           4,875,000                --               4,875,000                --
                                                      ------------        -----------           ------------        -----------
Total Operating Expenses                                66,898,049         12,561,502            111,400,979         22,546,117
                                                      ------------        -----------           ------------        -----------
INCOME (LOSS) FROM OPERATIONS                           (9,414,556)         3,053,880             (1,432,549)         5,637,374
                                                      ------------        -----------           ------------        -----------
OTHER INCOME (EXPENSE):
 Interest Expense                                       (4,646,720)        (1,961,047)            (8,519,488)        (2,654,036)
 Interest and Other Income                                 935,924            506,367              1,854,218            544,934
 Gain on Marketable Equity Securities                          --                 --                 406,340                --
                                                      ------------        -----------           ------------        -----------
Total Other Expense                                     (3,710,796)        (1,454,680)            (6,258,930)        (2,109,102)
                                                      ------------        -----------           ------------        -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST                            (13,125,352)         1,599,200             (7,691,479)         3,528,272

MINORITY INTEREST IN INCOME OF SUBSIDIARIES              1,054,875            360,439              2,178,359            544,608

INCOME TAX (PROVISION) BENEFIT                           2,276,627           (807,386)                   --          (1,520,727)
                                                      ------------        -----------           ------------        -----------
NET INCOME (LOSS)                                     $(11,903,600)       $   431,375           $ (9,869,838)       $ 1,462,937
                                                      ============        ===========           ============        ===========
NET INCOME (LOSS) PER COMMON SHARE

Primary                                                      $(.55)            $ .06                   $(.46)             $ .17
                                                               ===               ===                     ===                ===
Fully Diluted                                                $(.55)            $ .06                   $(.46)             $ .15
                                                               ===               ===                     ===                ===
WEIGHTED  AVERAGE  NUMBER OF COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING:
 Primary                                                 21,606,037       17,559,284              21,604,638         16,397,659
                                                       ============       ==========             ===========         ==========
 Fully Diluted                                           21,606,037       18,917,512              21,604,638         17,820,342
                                                       ============      ===========             ===========         ==========


            See Notes to Condensed Consolidated Financial Statements.


                       US DIAGNOSTIC INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                                                               SIX  MONTHS  ENDED JUNE 30,
                                                                                            -------------------------------
                                                                                                  1 9 9 7         1 9 9 6
                                                                                                  -------         -------
NET CASH - OPERATING ACTIVITIES ............................................................   $  4,349,238    $  1,833,529
                                                                                               ------------    ------------
INVESTING ACTIVITIES:
Purchase of Property and Equipment .........................................................     (8,121,080)     (2,741,740)
Acquisitions (Net of Cash Acquired) ........................................................    (21,826,861)    (13,164,606)
Sale of Marketable Securities ..............................................................      7,160,694            --
Decrease on Purchase Price Due on Companies Acquired .......................................     (6,475,315)           --
Distributions to Minority Interests ........................................................     (2,053,042)           --
Investment in Unconsolidated Subsidiaries ..................................................     (2,730,191)           --
Proceeds from Dispositions .................................................................      1,887,261            --
                                                                                               ------------    ------------
NET CASH - INVESTING ACTIVITIES ............................................................    (32,158,534)    (15,906,346)
                                                                                               ------------    ------------
FINANCING ACTIVITIES:
Proceeds From Subordinated Convertible Debentures ..........................................           --        54,492,532
Repayments on Debt and Capital Lease Obligations ...........................................    (15,219,280)     (4,470,413)
Proceeds from Borrowings ...................................................................     31,750,000       2,246,356
Common Stock Issued and Exercise of  Warrants and Options ..................................         63,918      15,963,091
                                                                                               ------------    ------------
NET CASH - FINANCING ACTIVITIES ............................................................     16,594,638      68,231,566
                                                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................    (11,214,658)     54,158,749

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ............................................     18,640,729       4,373,876
                                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................................   $  7,426,071    $ 58,532,625
                                                                                               ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ...................................................................................   $  7,996,148    $  1,419,305
Income Taxes ...............................................................................   $  3,135,684    $       --


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


           See Notes to Condensed Consolidated Financial Statements.


                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                       COMMON STOCK
                                  NUMBER                   ADDITIONAL                   DEFERRED                      TOTAL
                                    OF                      PAID-IN        UNREALIZED  STOCK BASED   ACCUMULATED    STOCKHOLDERS'
                                  SHARES        AMOUNT      CAPITAL          GAIN     COMPENSATION     DEFICIT        EQUITY
                                ---------      -------   ------------     ----------  ------------   -----------   ------------
Balance - January 1, 1997      23,749,217    $237,492    $141,941,301    $ 525,646   $(5,357,184)  $ (3,835,170)     $133,512,085

Cancellation of Escrow         (1,163,853)    (11,639)        11,639          --            --             --                --
Shares

Sale of  Marketable  Equity           --          --              --      (525,646)          --             --           (525,646)
Securities

Stock Options Exercised            14,667         147         63,771           --           --             --             63,918

Restricted Stock Issued               --          --          439,875           --      (439,875)           --                --

Deferred Stock Based
Compensation
Component of Settlement with
Former Executive Officer             --           --              --            --     2,343,576            --          2,343,576

Amortization of Deferred
Compensation                         --           --              --            --       738,499            --            738,499

Net Loss                             --           --              --            --           --      (9,869,838)       (9,869,838)
                               ----------    --------    ------------    ----------  -----------   ------------      ------------
BALANCE - JUNE 30, 1997        22,600,031    $226,000    $142,456,586    $     --    $(2,714,984)  $(13,705,008)     $126,262,594
                               ==========    ========    ============    ==========  ===========   ============      ============


             See Notes to Condensed Consolidated Financial Statement

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------
[1]  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 1997, include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The accompanying condensed consolidated statements of operations for the three and six months ended June 30,1996, and the condensed consolidated statement of cash flow for the six months ended June 30,1996, have been restated from those originally filed with the SEC on Form 10-QSB. The restated financial statements for the quarter ended June 30, 1996, were filed with the SEC on Form 10-QSB/A on May 21,1997. The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996, filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. Two were subsequently dismissed. The lawsuits allege violations of the federal securities laws. The lawsuits allege that as a direct result of the wrongful conduct, plaintiffs and other members of the class suffered damages in connection with the purchase of the Company's securities during the respective class periods. The lawsuits seek certification of the actions as class actions, an unspecified amount for compensatory damages in favor of plaintiffs and other members of the class for all damages sustained as a result of the defendants alleged wrongdoing and to award plaintiffs and the class reasonable costs and expenses incurred as a result of the lawsuits and such other relief as the court deems just and proper. The Company and individually named officer and director defendants have entered into a Memorandum of Understanding (the "Memorandum") dated July 31, 1997, with plaintiffs' counsel. The Memorandum includes a denial of any wrongdoing or liability by both the Company and individually named defendants. In accordance with the terms of the Memorandum, the parties agreed to settle all pending class action claims against the Company for $5,875,000. The settlement is subject to a court approval process expected to take several months. The Memorandum requires plaintiffs' counsel to file amended complaints expanding the settled claims to include any claims based upon alleged misstatement of the Company's financial condition in the Company's 1996 Forms 10-QSB (which were subsequently restated) and its 1995 Form 10-KSB. The Memorandum provides that the Company will pay $587,500 ten days after the date the Memorandum is executed; an additional $1,468,750 ten days after Court approval of the proposed notice advising the Class of the settlement; and the remaining $3,818,750 no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. The payments, when made, are to be deposited into an interest bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company has reached an agreement in principal with its insurance company whereby the insurance company will contribute $1,000,000 in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company is currently in negotiations with other third parties seeking contribution. There can be no assurance that the Company will be successful in these negotiations. The Company has recorded a provision for settlement of lawsuits in the amount of $4,875,000 in the accompanying condensed consolidated statements of operations for the three and six months ended June 30,

1997. The $4,875,000 provision represents the $5,875,000 settlement, net of the $1,000,000 contribution from the insurance company. See Note 7 - Litigation - in this Form 10-Q.

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC for the year ended December 31, 1996.

On May 13, 1997, the NASDAQ informed the Company that, following its review of the Company's Form 10-KSB for the year ended December 31, 1996, the NASDAQ staff had determined that the Company did not satisfy the NASDAQ's net tangible asset test for continued listing on the NASDAQ National Market System. As the Company stated in its Form 10-KSB for the year ended December 31, 1996, the Company's non-compliance with this listing requirement is a result of accounting conventions associated with the Company's business combinations in 1996. On July 3, 1997, a NASDAQ Listing Qualifications Panel, following a hearing held on June 26, 1997, determined to grant the Company a waiver of the net tangible assets requirement, because it found that the Company's failure to satisfy the net tangible assets test was a reflection of the Company's business strategy and not an indication of financial weakness. Therefore, the Company's securities remain listed on the NASDAQ National Market System. NASDAQ will continue to monitor the Company's progress and NASDAQ reserves the right, in the event there is a material change in the Company's operational or financial structure or character, to re-examine the appropriateness of the waiver of the net tangible assets requirement.

[2]  INTANGIBLE ASSETS

Intangible assets relate primarily to acquisitions including investments in unconsolidated subsidiaries accounted for under the equity method. Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. During the quarter ended June 30, 1997, the Company adjusted the allocation of the purchase price of certain businesses previously acquired as additional information with respect to the fair value of net assets acquired became available. The result was a net increase in Goodwill of approximately $3,874,000. Goodwill is amortized on a straight-line basis for a period of twenty years. The Company believes that a twenty year amortization policy for goodwill is reasonable based upon current and expected operating results of the businesses acquired. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill. Customer lists and covenants not to compete are amortized on a straight-line basis for a period of fifteen years and three to five years, respectively.

[3]  EARNINGS PER SHARE

Earnings per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares, excluding escrow shares subject to contingencies, and, if dilutive, common stock equivalents outstanding. All stock options and warrants, if dilutive, have been included as common stock equivalents in the computation of earnings (loss) per common share on a fully diluted basis.

[4]  INCOME TAXES

The Company has recorded deferred income tax assets relating to the pre-tax loss for the six months ended June 30,1997, offset by a valuation allowance in the same amount. The Company recorded a tax benefit in the three months ended June 30, 1997 to the extent income taxes have been previously provided in the three months ended March 31, 1997.

In 1996, income taxes have been provided for based upon the Company's estimated annual effective income tax rate. The effective income tax rate differs from the statutory income tax rate primarily due to amortization of certain intangible assets which is not deductible for Federal income tax purposes.

[5]   DEBT

In February 1997, the Company entered into a financing agreement with DVI Financial Services, Inc. ("DVI"). The credit facility has up to $50 million in borrowing ability subject to the Company's satisfaction of certain conditions such as the availability of unencumbered assets to collateralize future advances. The first $25 million is a revolving credit loan secured by accounts receivable. The second $25 million will be utilized to finance acquisitions and for other purposes. Advance of funds on the second $25 million line will be based upon a review by DVI of the entity acquired and/or a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997. The revolving credit loan is payable on February 26, 1998, and bears interest, payable monthly, at prime plus two percent (10.5% at June 30, 1997). In March 1997, the Company borrowed $5.25 million, collateralized by equipment, under the second $25 million line. The $5.25 million advance is repayable in sixty monthly installments of $112,848 through March 2002. In June 1997, the Company borrowed an additional $1.5 million, collateralized by equipment, under the second $25 million line. The $1.5 million advance is repayable in sixty monthly installments of $32,250 through May 2002. An additional $5.5 million was advanced to the Company under the second $25 million line in July 1997. The $5.5 million is collateralized by equipment and is payable in sixty monthly installments of $118,250 through June 2002. The credit facility also requires, among other things, that the Company maintain $5,000,000 in cash at all reporting periods.

In April and May 1996, the Company completed a $57.5 million offering of 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). The investment banking firm which acted as the agent in connection with the offering was issued five-year warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share. The estimated fair value of the warrants is $1,672,550. This amount is being amortized to interest expense over the term of the related Debentures.

The holders of the Debentures are entitled to convert 100% of the principal amount into Common Stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company may not redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company is required to offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18 million, the Company is required to offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt, as defined, if the ratio of Debt to Operating Cash Flow, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less.

The Indenture also prohibits the Company from paying any dividends on Common Stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

[6]  STOCKHOLDERS' EQUITY

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company has agreed to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company's noncompliance in 1996, with certain of the reporting requirements of the Securities Exchange Act of 1934, has made it impracticable for the Company to file registration statements under the Securities Act of 1933. As such, the Company has not registered certain securities in accordance with provisions of various registration rights agreements. Management of the Company believes that the failure to register such securities will not result in a material liability to the Company due to regulations contained in Federal securities laws that exempt certain sales of unregistered securities from such registration requirements. There can be no assurance, however, that if such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, that the Company's financial condition would not be materially adversely affected.

The Company's financial condition may also be materially adversely affected to the extent that persons to whom the Company had issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 7.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of two directors. The three Directors comprise the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (See Note 7). The options vested upon
(i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) the continued involvement of the Special Committee members until the final resolution of compliance issues with both the SEC and NASDAQ. The exercise price of the options is equal to the market value of the Company's common stock at the date of grant.

The Company granted options to purchase 200,000 shares of the Company's common stock to its Chief Executive Officer and options to purchase 30,000 shares of the Company's common stock to its former Chief Financial Officer. The exercise price of the options is equal to the market value of the Company's common stock at April 23, 1997, the date of grant. The Company also granted options to purchase 50,000 shares of the Company's common stock to its new Chief Financial Officer. The exercise price is equal to the market value of the Company's common stock at date of employment, June 18, 1997. All these options vest in equal annual amounts over a three year period commencing one year from date of grant.

[7]  LITIGATION

Compensation to Terminated Consultant is comprised of cash compensation paid to and value of equity securities granted to Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Keith Greenberg, on behalf of Coyote Consulting, provided various consulting services to the Company. In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. The lawsuits alleged that disclosure was not made by the Company and named officers and directors about the role played by Mr. Greenberg in the affairs of the Company and about Mr. Greenberg's criminal and regulatory background. The Company and individually named officer and director defendants entered into a Memorandum of Understanding (the "Memorandum") dated July 31, 1997, with plaintiffs' counsel. The Memorandum includes a denial of any wrongdoing or liability by both the Company and individually named defendants. In accordance with the terms of the Memorandum, the parties agreed to settle all pending class action claims against the Company for $5,875,000. The settlement is subject to a court approval process expected to take several months. The Memorandum requires plaintiffs' counsel to file amended complaints expanding the settled claims to include any claims based upon alleged misstatement of the Company's financial condition in the Company's 1996 Forms 10-QSB (which were subsequently restated) and its 1995 Form 10-KSB. The Memorandum provides that the Company will pay $587,500 ten days after the date the Memorandum is executed; an additional $1,468,750 ten days after Court approval of the proposed notice advising the Class of the settlement; and the remaining $3,818,750 no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. The payments, when made, are to be deposited into an interest bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company has reached an agreement, in principal with its insurance company whereby the insurance company will contribute $1,000,000 in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company is currently in negotiations with other third parties seeking contributions. There can be no assurance that the Company will be successful in these negotiations. The Company has recorded a provision for settlement of lawsuits in the amount of $4,875,000 in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 1997. The $4,875,000 provision represents the $5,875,000 settlement, net of the $1,000,000 contribution from the insurance company.

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

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings. While it is not feasible to predict or determine the outcome of these matters, the Company does not anticipate that an adverse outcome in any of these matters would have a material adverse effect on the Company. See Part II, Item I - Legal Proceedings - for further information with respect to litigation.

[8]  ACQUISITIONS

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

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                          --------------------------------------
                                                                                          1997                              1996
                                                                                          ----                              ----
                                                                                                        (UNAUDITED)

Revenue as Reported                                                                       $109,968,430                 $28,183,491
Effect of Acquisitions                                                                       3,315,950                  11,283,213
                                                                                          ------------                 -----------
   Pro Forma Revenue                                                                      $113,284,380                 $39,466,704
                                                                                          ============                 ===========

Net Income (Loss) as Reported                                                              $(9,869,838)                 $1,462,937
Effect of Acquisitions                                                                        (395,205)                    176,379
                                                                                          ------------                  ----------
Pro Forma Net Income (Loss)                                                               $(10,265,043)                 $1,639,316
                                                                                          ============                  ==========
Earnings (Loss) Per Share
Primary:
  Historical                                                                                     $(.46)                       $.17
  Effect of Acquisitions                                                                          (.02)                        .01
                                                                                                  ----                         ---
    Pro Forma Earnings (Loss) Per Share                                                          $(.48)                       $.18
                                                                                                  ====                         ===
Fully Diluted:
  Historical                                                                                     $(.46)                       $.15
  Effect of Acquisitions                                                                          (.02)                        .01
                                                                                                  ----                         ---
   Pro Forma Earnings (Loss) Per Share                                                           $(.48)                       $.16
                                                                                                 =====                         ===


[9] TERMINATION OF EMPLOYMENT AGREEMENTS

On February 3, 1997, Jeffrey Goffman, at the time the Company's Chairman and Chief Executive Officer, was voluntarily placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Goffman declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg. For further information, see Note 7 - Litigation.

On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of certain disputes between Mr. Goffman and the Company in connection with his employment with the Company. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997, and received $165,000 upon execution of the Letter. On July 11, 1997, the Company and Mr. Goffman entered into a Settlement Agreement and General Release (the "Settlement Agreement"), pursuant to which, among other things, the Company paid Mr. Goffman an additional $33,334 within two days of the execution of the Settlement Agreement and the Company agreed to pay Mr. Goffman an additional $266,666 in sixteen equal monthly consecutive installments of $16,666 beginning in August, 1997. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercises the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. All previously vested restricted stock and stock options granted to Mr. Goffman will be retained by him. All unvested restricted stock as of March 31, 1997, (220,000 shares) will (i) become vested (i.e., the applicable risk of forfeiture restrictions will lapse) in accordance with the schedule originally established at the time of award of such restricted stock (notwithstanding Mr. Goffman's resignation) or, if earlier, upon the sale of the Company or a change of control (as defined), and (ii) be placed in an escrow account held by a mutually agreeable escrow agent. In addition, unvested options for 100,000 shares of Company Common Stock which are exercisable at $5.125 per share will be placed in the escrow account. Notwithstanding Mr. Goffman's resignation, these options shall vest in accordance with the schedule originally established at the time such options were awarded to Mr. Goffman or, if earlier, upon the sale of the Company or a change of control (as defined) on or before March 31, 1999. All other options which were unvested as of March 31, 1997 (specifically the 100,000 options granted on June 1, 1996 exercisable at $7.125 and the 250,000 options granted on October 9, 1996 exercisable at $12.125) will vest only upon the sale of the Company or a change in control (as defined) on or before March 31,1999. No option, whether currently vested or unvested, would be exercisable beyond its original expiration date (exclusive of provisions for earlier termination relating to termination of employment) or prior to the date when any exercise price relating to the Company's Common Stock previously established for the exercise of such option has been met. Because an incentive stock option may not be exercised more than three months following termination of employment as a matter of tax law, options exercised after such period would be treated as non-statutory stock options. Any stock purchased as a result of the exercise of an option held in the escrow account will remain in the escrow account until released from escrow pursuant to its terms.

As part of the Settlement Agreement, the Company and Mr. Goffman have exchanged mutual special releases, releasing certain claims and retaining the ability to bring certain possible claims against each other. The escrow account will be available according to its terms to satisfy in whole, or in part, any claims excepted from the mutual special release, including claims by the Company to require Mr. Goffman to contribute to the cost of the class action settlement.

The $165,000 paid to Mr. Goffman upon execution of the Letter, the $33,334 paid within two days of the execution of the Settlement Agreement, the $266,666 to be paid over sixteen months and unamortized deferred compensation relating to Mr. Goffman in the amount of $2,343,576 are included in Settlement with Former Executive Officer in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 1997.

Michael D. Karsch, the Company's former Senior Vice President, General Counsel and Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3, 1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and was not permitted to participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. At this point, the Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg (See
Note 7 - Litigation). At June 30, 1997, the Company has deferred compensation totaling $541,709 relating to Mr. Karsch which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet. For further information regarding Mr. Karsch's employment agreement, see Item 10 - Executive Compensation - "Employment Agreements" in the Company's 1996 Annual Report on Form 10-KSB/A.

[10]  RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128 "Earnings Per Share" ("FAS 128"). FAS 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

FAS 128 superseded APB Opinion 15, "Earnings Per Share". Assuming the Company adopted FAS 128 as of January 1, 1997, the pro forma "basic" and "diluted" earnings per share information would have been $(.46) and $(.46), respectively for the six months ended June 30, 1997 and $(.55) and $(.55), respectively for the three months ended June 30, 1997.

In addition, the FASB, in March 1997, issued FASB 129, "Disclosure of Information About Capital Structure" ("FAS 129"). FAS 129 is effective for interim and annual periods ending after December 15, 1997. The Company believes FAS 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

[11]  ASSET IMPAIRMENT LOSSES

As a result of losses incurred by Diversified Therapy Corporation ("DTC"), an unconsolidated investment in a start-up company accounted for using the equity method of accounting, the Company recorded a loss of $3,537,184 in the quarter ended June 30, 1997, representing the Company's entire recorded investment in DTC. Other impairment losses relating to the recorded value of certain assets totaled $188,018 for the quarter ended June 30, 1997.

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

OVERVIEW

In connection with the six lawsuits filed against the Company in January, 1997, as described in Item 1 of Part II, the Company's Board of Directors appointed a special committee of outside non-employee directors to review the Company's prior relationship with Coyote Consulting & Financial Services LLC and Keith Greenberg. The special committee completed its investigation and recommended, and the Company's Board of Directors approved, certain procedures, including background investigations of management and consulting candidates, strengthening disclosure reviews, and the election of two additional independent directors. Having completed its investigation, the special committee reported its finding to the Board of Directors.

The Company's operating performance is substantially dependent upon its ability to integrate the operations of acquired facilities into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. The Company will be required to hire additional management and implement new systems. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected.

Approximately 96% of all the Company's revenues are derived from third party payors. For the year ended December 31, 1996, the Company derived approximately 81% of its revenues from non-government payors and approximately 15% from government sponsored healthcare programs (principally Medicare and Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company.

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

The accompanying condensed consolidated statements of operations for the three and six months ended June 30,1996 and the condensed consolidated statement of cash flow for the six months ended June 30,1996 have been restated from those originally filed with the SEC on Form 10-QSB. The restated financial statements for the quarter ended June 30, 1996, were filed with the SEC on Form 10-QSB/A on May 21,1997. The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996, filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

Revenue for the three months ended June 30, 1997 increased from $15,615,382 in 1996, to $57,483,493 in 1997. This increase of $41,868,111 is primarily the result of acquisitions. Revenues from businesses owned by the Company for the entire three month periods ended June 30, 1997 and June 30, 1996 increased by $130,253 or 1.2%. The Company incurred a loss of $11,903,600 for the three months ended June 30, 1997 compared to net income of $431,375 for the three months ended June 30, 1996. The loss for the three months ended June 30, 1997 includes a Loss on Settlement of Lawsuits of $4,875,000, Settlement with a Former Executive Officer of $2,808,576 and Asset Impairment Losses totaling $3,725,202 (See Notes 7, 9 and 11 to Condensed Consolidated Financial Statements included in this Form 10-Q).

General and Administrative expense was $41,801,923 for the three months ended June 30, 1997 compared to $ 8,526,924 for the three months ended June 30, 1996. This increase of $33,274,999 is primarily due to an increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in other general expenses due to acquisitions, litigation and regulatory issues. General and Administrative expenses were 72.7% of revenue in 1997 compared to 54.6 % of revenue in 1996. Depreciation and Amortization increased by $5,516,801 from $1,972,127 in 1996 to $7,488,928 in 1997. The increase in depreciation and amortization is the result of the increase in intangible assets and property and equipment primarily as a result of acquisitions.

Professional Fees increased by $3,291,086 from $441,448 in 1996 to $3,732,534 in 1997 primarily due to legal and accounting fees associated with litigation, regulatory matters and integration of accounting systems.

Stock Based Compensation increased by $44,537 from $254,702 in the three months ended June 30, 1996 to $299,239 in the three months ended June 30, 1997 due to stock options and restricted stock granted in the latter half of 1996 which are being amortized over their vesting period.

Results of operations for the three months ended June 30, 1996 includes Compensation to Terminated Consultant of $751,861.

Interest Expense increased $2,685,673 from $1,961,047 in the three months ended June 30, 1996 to $4,646,720 in the three months ended June 30, 1997. The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

Revenue for the six months ended June 30, 1997 increased from $28,183,491 in 1996 to $109,968,430 in 1997. This increase of $81,784,939 is primarily the result of acquisitions. Revenues from businesses owned by the Company for the entire six month periods ended June 30, 1997 and June 30, 1996 increased by $1,366,888 or 6.7%. The Company incurred a loss of $9,869,838 for the six months ended June 30, 1997 compared to net income of $1,462,937 for the six months ended June 30, 1996. The loss for the six months ended June 30, 1997 includes a Loss on Settlement of Lawsuits of $4,875,000, Settlement with a Former Executive Officer of $2,808,576 and Asset Impairment Losses totaling $3,725,202 (See Notes 7, 9 and 11 to Condensed Consolidated Financial Statements included in this Form 10-Q).

General and Administrative expense was $76,650,886 for the six months ended June 30, 1997 compared to $15,420,996 for the six months ended June 30, 1996. This increase of $61,229,890 is primarily due to an increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in other general expenses due to acquisitions, litigation and regulatory issues. General and Administrative expenses were 69.7% of revenue in 1997 compared to 54.7% in 1996. Depreciation and Amortization increased by $10,426,409 from $3,836,670 in 1996 to $14,263,079 in 1997. The increase in depreciation and amortization is the result of the increase in intangible assets and property and equipment primarily as a result of acquisitions.

Professional Fees increased by $3,821,516 from $838,309 in 1996 to $4,659,825 in 1997 primarily due to legal and accounting fees associated with litigation, regulatory matters and integration of accounting systems.

Stock Based Compensation increased by $171,067 from $567,432 in the six months ended June 30, 1996 to $738,499 in the six months ended June 30, 1997 due to stock options and restricted stock granted in the latter half of 1996 which are being amortized over their vesting period.

Results of operations for the six months ended June 30, 1997 includes a $406,340 realized gain on the sale of marketable equity securities.

Results of operations for the six months ended June 30, 1996 includes Compensation to Terminated Consultant of $773,736.

Interest Expense increased $5,865,452 from $2,654,036 in the six months ended June 30, 1996 to $8,519,488 in the six months ended June 30, 1997 . The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

LIQUIDITY

At June 30, 1997, the Company had Cash and Cash Equivalents of $7,426,071 and a working capital deficit of $18,835,960. The Company generated $4,349,238 from operations during the six months ended June 30, 1997. The Company's working capital deficit at June 30, 1997 is primarily the result of losses incurred during the six months ended June 30, 1997 and the financing of the MDI acquisition with short-term borrowings. The Company has $59,115,531 of debt and other obligations under capital leases which mature over the next twelve months.

The Company used $32,158,534 for investing activities during the six months ended June 30, 1997. Such uses included $8,121,080 to purchase property and equipment and $21,826,861 to acquire MDI. The Company also paid distributions to minority interests totaling $2,053,042 and made additional investments of $2,730,191 in unconsolidated subsidiaries. The Company also paid $6,475,315 on purchase price due on companies previously acquired. The Company sold assets and marketable securities which generated $9,047,955 during the six months ended June 30, 1997.

Financing activities generated $16,594,638 during the six months ended June 30, 1997. This included proceeds from borrowings totaling $31,750,000, repayments on debt and capital lease obligations totaling $15,219,280 and exercise of options of $63,918.

Cash and Cash Equivalents decreased by $11,214,658 from December 31, 1996 to June 30, 1997.

The ability of the Company to raise additional funds through a public equity or debt offering is impeded by the Company's failure to timely file a Form 8-K with the Securities and Exchange Commission ("SEC") in November 1996 (it was subsequently filed in July, 1997), which prevents the Company from using the SEC's short-form registration statement (or maintaining the effectiveness of a short-form registration statement) under the Securities Act of 1933 until the Company has been in compliance with its periodic reporting obligations under the Securities Act of 1934 for at least twelve months, as well as meeting the other requirements for the use of such short-form. The failure to file the Form 8-K also resulted in the Company's noncompliance with certain contractual registration obligations under agreements with holders of unregistered securities of the Company which, absent such failure, would have been satisfied by registering (or continuing the registration of) the restricted securities on a short-form registration statement. Because of the existence of the pending litigation and claims against the Company described in Notes 1, 7 and 9 of the Condensed Consolidated Financial Statements and in Part II (Other Information), Item I (Legal Proceedings) of this Report, and other material events concerning the Company that may occur from time to time, it is not practical at this time to use another form for the registration of securities of the Company, either for the issuance and sale of securities by the Company itself or for resale by the holders of unregistered securities, since such other form would not permit the Company to incorporate by reference its existing and future filings with the SEC under the Securities Act of 1934 into the registration statement and would therefore likely require frequent and costly updating and amending and suspension of the utilization of such registration statement until each amendment is declared effective by the SEC.

As a result of the Company's above-described non-compliance, the Company in certain cases is required to repurchase its Common Stock from, or pay specified liquidated damages to, persons holding such rights. Management believes that the most significant of such rights is in connection with a settlement agreement entered into as of December 24, 1996, pursuant to which the Company issued 68,400 shares of its Common Stock and granted the holders thereof the right to require the Company to repurchase such shares for an aggregate consideration of approximately $637,000 if the registration thereof with the SEC was not effected prior to April 15, 1997. The holder of 40,000 of such shares has exercised its repurchase right to receive $382,000, which has not been paid to date.

Management believes that the Company's potential exposure for such non-compliance is mitigated in part because the ability of certain of the shareholders to sell their securities under Rule 144 promulgated under the Securities Act of 1933, because of (i) such shareholders' obligations to mitigate their damages, (ii) increase in the price of the Company's Common Stock during July and early August, 1997, and (iii) certain "lock-up" provisions which restricted certain of such shareholders from selling Common Stock earlier in 1997. There can be no assurance, however, that the Company's liquidity will not be materially adversely affected if such persons successfully assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements.

Additionally, the payment terms of the Memorandum the Company entered into in connection with the settlement of shareholder class action claims and any other class action lawsuits that may be filed against the Company could have a material adverse effect on the Company's working capital. Under the terms of the Memorandum, in August 1997, the Company paid $587,000; and the Company is required to pay an additional $1,468,750 within 10 days of court approval of the notice advising the class of the settlement and the remaining $3,818,758 no later than 25 days before the final hearing for approval of the settlement. The Company has reached an agreement in principal with its insurance company whereby the insurance company will contribute $1 million in full satisfaction of its directors and officers liability insurance policy obligations. In addition, the Company is currently in negotiations with other third parties seeking contribution. There can be no assurance that the Company will be successful in these negotiations. Furthermore, the Company has incurred and expects to continue to incur additional legal expenses in connection with the foregoing. (See Note 7 - Litigation - to this Form 10-Q).

In February 1997, the Company entered into a financing agreement with DVI. The credit facility has up to $50 million of borrowing availability. The first $25 million, which the Company fully borrowed in the quarter ended March 31, 1997, is a revolving credit loan secured by accounts receivable, which has a term of one year. The second $25 million is for acquisition and equipment financing. In March 1997, the Company borrowed $5.25 million collateralized by equipment under the second $25 million line. The $5.25 million advance and interest thereon is payable in sixty monthly installments of $112,848 through March 2002. In June 1997, the Company borrowed an additional $1.5 million, collateralized by equipment, under the second $25 million line. The $1.5 million advance and interest thereon is payable in sixty monthly installments of $32,250 through May 2002. An additional $5.5 million was advanced to the Company under the second $25 million line in July 1997, and the proceeds of the advance is not reflected in the financial statements as of June 30, 1997. The $5.5 million advance and interest thereon is collateralized by equipment and is payable in sixty monthly installments of $118,250 through June 2002. As a result of these advances, the Company has up to $12.75 million remaining under the second $25 million facility, subject to meeting the lender's borrowing standards.

Further advances of funds on the second $25 million line, if any, are subject to a satisfactory review by DVI of the entity being acquired and/or of the assets securing the loan including the availability of unencumbered assets which meet the requirements of DVI and to other conditions customary for a facility of this nature. The Company's ability to obtain further advances is also subject to the Company's continued satisfaction and compliance with the financial and other covenants contained in the financing agreement. The Company's ability to satisfy these conditions and covenants is dependent to a great extent upon its operating results in future periods which are subject to many of the risks discussed in the Company's Form 10-KSB for the year ended December 31, 1996. DVI may terminate its commitment in the event of a material adverse change in the Company's financial condition. Also, if the Company does not comply with the covenants and other provisions of the credit facility, DVI has the right, among other things, to require immediate repayment and to cease making any additional advances. This credit facility also requires, among other things, that the Company maintain $5,000,000 in cash at all reporting periods. There can be no assurance that the Company will be able to borrow additional funds under this credit facility.

In light of the Company's recent losses, there can be no assurance that the operations of the Company will generate sufficient cash flow or that the Company will be able to borrow sufficient funds or obtain sufficient capital for the Company to meet its future cash needs. Those cash needs include, but are not limited to, interest and principal payments on debt obligations, payments due on operating and capital lease obligations, and payments that may be required as a result of litigation and regulatory matters. If DVI requires repayment under the credit facility or to the extent that Company is unable to borrow sufficient additional funds from DVI on terms which are acceptable to it, the Company would be compelled to seek alternative sources of financing to satisfy its obligations. Finding an alternative source of financing may involve a significant amount of time, and no assurance can be given that the terms of alternative financing would be available, if at all, on the same or similar terms of the existing credit facility or on terms which are satisfactory to the Company. If the Company were unable to obtain satisfactory alternative financing, the Company may be required to sell assets in order to meet its obligations. If the Company disposes of assets, there can be no assurance that the Company will not realize additional losses on such dispositions.

PART II     -    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1997, six separate lawsuits were filed against the Company and certain officers, directors and other parties related to the Company. Two were subsequently dismissed. The lawsuits allege violations of the federal securities laws. The lawsuits allege that as a direct result of the wrongful conduct, plaintiffs and other members of the class suffered damages in connection with the purchase of the Company's securities during the respective class periods. The lawsuits seek certification of the actions as class actions, an unspecified amount for compensatory damages in favor of plaintiffs and other members of the class for all damages sustained as a result of the defendants alleged wrongdoing and to award plaintiffs and the class reasonable costs and expenses incurred as a result of the lawsuits and such other relief as the court deems just and proper. The Company and individually named officer and director defendants have entered into a Memorandum of Understanding (the "Memorandum") dated July 31, 1997, with plaintiffs' counsel. The Memorandum includes a denial of any wrongdoing or liability by both the Company and individually named defendants. In accordance with the terms of the Memorandum, the parties agreed to settle all pending class action claims against the Company for $5,875,000. The settlement is subject to a court approval process expected to take several months. The Memorandum requires plaintiffs' counsel to file amended complaints expanding the settled claims to include any claims based upon alleged misstatement of the Company's financial condition in the Company's 1996 Forms 10-QSB (which were subsequently restated) and its 1995 Form 10-KSB. The Memorandum provides that the Company will pay $587,500 ten days after the date the Memorandum is executed; an additional $1,468,750 ten days after Court approval of the proposed notice advising the Class of the settlement; and the remaining $3,818,750 no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. The payments, when made, are to be deposited into an interest bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company has reached an agreement in principal with its insurance company whereby the insurance company will contribute $1,000,000 in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company is currently in negotiations with other third parties seeking contribution. There can be no assurance that the Company will be successful in these negotiations.

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

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. in August 1996. Mohammed Athari, a minority shareholder of IHC, contends that IHC is required to pay (and that the Company has guaranteed) approximately $3.8 million of payables to Athari controlled entities which were not scheduled at closing or reflected as idebtedness of IHC. Another minority shareholder of IHC, Don Ballard, contends that he is entitled to certain employment related benefits valued at more than $250,000. The Company disputes and is vigorously contesting both claims.

Reference is made to Item 3 - Legal Proceedings - in the Company's 1996 Annual Report on Form 10-KSB and to Note 17 "Litigation" of the Company's audited financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 1996 for further information with respect to the foregoing litigation.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                  EXHIBIT INDEX

2.1 - Agreement and Plan of Merger, dated as of August 1,1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America., a California Corporation.(11)

3.1      - Certificate of Incorporation of the Registrant.(1)

3.2      - Bylaws of the Registrant.(2)

4.1      - Form of Unit Purchase Option.(1)

4.2      - Form of Warrant Agreement.(1)

4.3      - Escrow Agreement.(1)

4.4      - Indenture - 9% Subordinated Convertible Debentures.(14)

4.5      - Registration Rights Agreement.(14)

10.1     - 1993 Stock Option Plan.(1)

10.2 - Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P.(1)

10.3     - Employment Agreement with Robert Burke, M.D.(1)

10.4     - Equipment Lease with Ventura Partners.(1)

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

10.14 - Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)

10.15 - Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)

10.16    - 1995 Long Term Incentive Plan.(5)

10.17    - Consulting Agreement with Gordon Rausser.(5)

10.18    - Consulting Agreement with Coyote Consulting.(5)

10.19    - Consulting Agreement with Sawgrass Consulting.(5)

10.20 - Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(6)

10.21 - Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(6)

10.22 - Employment Agreement dated as of August 1, 1995 between the Company and David Cohen.(6)

10.23    - Amendment to Employment Agreement of Jeffrey Goffman.(7)

10.24    - Amendment to Coyote Consulting Agreement.(7)

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

10.31 - Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw. (9)

10.32 - Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation.(10)

10.33 - Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation.(10)

10.34 - Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg.(12)

10.35 - Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(15)

10.36 - Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc.(15)

10.37- - Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman.(15)

10.38- - Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith.(15)

10.39    - Employment Agreement dated June 30, 1995 between the Company and Amos
         F. Almand, III.(15)

10.40 - Employment Agreement dated October 15, 1996 between the Company and Len Platt.(15)

10.41    - Employment Agreement dated May 1, 1996 between the Company and Alan
         M. Winakor.(15)

10.42 - Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo.(15)

10.43 - Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.(15)

10.44    - Memorandum of Understanding.(16)

10.45 - Settlement Agreement and General Release dated July 11,1997 between the Company and Jeffrey Goffman.

10.46 - Escrow Agreement between the Company, Jeffrey Goffman and Roberto Martinez.

10.47    - Promissory Note between the Company and Jeffrey Goffman.

10.48    - Voting Agreement between the Company and Jeffrey Goffman.

10.49 - Employment Agreement dated June 18, 1997 between the Company and Wayne Moor.

11       - Earnings Per Share Calculation.

16.1 - Letter re change in certifying accountant from Mortenson and Associates, P.C.(8)

21       - Subsidiaries.(15)

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

99.4     - Information and Guilty Plea by Keith Greenberg.(12)

99.5     - Press Release of U.S. Diagnostic Inc. dated February 3, 1997.(13)

99.6     - Press Release of U.S. Diagnostic Inc. dated July 31, 1997.(16)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414).

(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.

(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536).

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

(12) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.

(13) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.

(14) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.

(15) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

(16) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997:

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              US DIAGNOSTIC INC.

Dated:  August 19, 1997                       By:   /S/ JOSEPH A. PAUL
                                                 ---------------------
                                                     Joseph A. Paul
                                                Chief Executive Officer,
                                                Chief Operating Officer
                                                     and President

                                               By:   /S/ WAYNE MOOR
                                                  --------------------
                                                       Wayne Moor
                                                   Vice President and
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit


10.45 - Settlement Agreement and General Release dated July 11,1997 between the Company and Jeffrey Goffman.

10.46 - Escrow Agreement between the Company, Jeffrey Goffman and Roberto Martinez.

10.47    - Promissory Note between the Company and Jeffrey Goffman.

10.48    - Voting Agreement between the Company and Jeffrey Goffman.

10.49 - Employment Agreement dated June 18, 1997 between the Company and Wayne Moor.

11       - Earnings Per Share Calculation.

27       - Financial Data Schedule.