Form 10-Q
period 1997-09-30
U S DIAGNOSTIC INC
filed 1997-11-14
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from  ___________to_____________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

         DELAWARE                                                                  11-3164389
--------------------------------------------------------------        -----------------------------------
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

                  Yes    X         No______

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       CLASS                            OUTSTANDING  AT  NOVEMBER 11, 1997:
       -----                            -----------------------------------


 Common Stock, $ .01 par value                    22,810,498 shares



                               US DIAGNOSTIC INC.

                               INDEX TO FORM 10-Q

         PART I. FINANCIAL INFORMATION                                                            PAGE
                                                                                                  ----
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1997
and December 31, 1996.................................................................................3

Condensed Consolidated Statements of Operations for the Three and Nine Months
ended September 30, 1997 and 1996.....................................................................5

Condensed Consolidated Statements of Cash Flows for the Nine Months
ended September 30, 1997 and 1996.....................................................................6

Condensed Consolidated Statement of Stockholders' Equity for the Nine Months
ended September 30, 1997..............................................................................7

Notes to Condensed Consolidated Financial Statements..................................................8

Item 2. Management's  Discussion and Analysis of Financial Condition and
Results of Operations................................................................................15

PART II. FINANCIAL INFORMATION

Item 1. Legal Proceedings............................................................................20

Item 2. Changes in Securities........................................................................21

Item 3. Defaults upon Senior Securities..............................................................21

Item 4. Submission of Matters to a Vote of Security Holders..........................................21

Item 5. Other Information............................................................................21

Exhibit Index........................................................................................22

Signatures...........................................................................................23





US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 1997                1996
                                                                                                 ----                ----
                                                                                             (UNAUDITED)

   ASSETS:
   CURRENT ASSETS:
   Cash and Cash Equivalents                                                                  $30,914              $18,641
   Accounts Receivable, Net of Allowance for Bad Debts of
   $16,546 and $9,670, respectively                                                            54,609               38,266
   Other Receivables, Net of Allowance for Bad Debts of $485 and $923, respectively            10,053               10,298
   Investment in Marketable Equity Securities, ($6,425 at cost)                                    --                7,280
   Prepaid Expenses and Other Current Assets                                                    9,139                5,320
                                                                                              -------               ------

   TOTAL CURRENT ASSETS                                                                       104,715               79,805
                                                                                              -------               ------

   Property and Equipment, Net of Accumulated Depreciation

   of $23,330 and $11,825, respectively                                                        96,431               79,946

   Intangible Assets, Net of Accumulated Amortization of $12,899

   and $4,875, respectively                                                                   176,740              163,675

   Other Assets                                                                                 5,132                5,398

   Investment in Unconsolidated Subsidiaries                                                    6,900               10,199
                                                                                             --------             --------
   TOTAL ASSETS                                                                              $389,918             $339,023
                                                                                             ========             ========

    See Notes to Condensed Consolidated Financial Statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1997              1996
                                                                                                 ----              ----
                                                                                            (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                                                       $37,932               $21,054
Short-Term Borrowings                                                                            --                   750
Current Portion of Long-Term Debt                                                            18,798                27,336
Obligations Under Capital Leases - Current Portion                                            9,613                10,291
Other Current Liabilities                                                                     2,764                 5,608
Purchase Price Due on Companies Acquired                                                      1,794                 8,338
                                                                                            -------             ---------

TOTAL CURRENT LIABILITIES                                                                    70,901                73,377

Subordinated Convertible Debentures                                                          56,186                56,007
Long-Term Debt - Net of Current Portion                                                     117,818                42,359
Obligations Under Capital Leases - Net of Current Portion                                    13,913                18,704
Deferred Income Taxes                                                                         6,694                 6,684
Other Liabilities                                                                               253                   230
                                                                                          ---------             ---------

TOTAL LIABILITIES                                                                           265,765               197,361
                                                                                          ---------             ---------

MINORITY INTEREST                                                                             2,911                 8,150
                                                                                          ---------             ---------

COMMITMENTS AND CONTINGENCIES (NOTES 1, 6, 7 AND 9)

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 Par Value;
   5,000,000 Shares Authorized, None Issued                                                      --                    --
Common Stock $.01 Par Value; 50,000,000 Shares
   Authorized, and 22,604,031 Shares and  23,749,217 Shares
   Issued and Outstanding, respectively                                                         226                   237
Additional Paid-in Capital                                                                  146,985               141,941
Unrealized Gain on Marketable Equity Securities, Net of Tax                                      --                   526
Deferred Stock Based Compensation                                                            (2,416)               (5,357)
Accumulated Deficit                                                                         (23,553)               (3,835)
                                                                                            --------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                                   121,242              133,512
                                                                                            --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $389,918             $339,023
                                                                                            ========             ========




See Notes to Condensed Consolidated Financial Statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                    THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------              ------------------------------
                                                      1997                     1996                  1997              1996
                                                      ----                     ----                  ----              ----
REVENUES                                            $ 56,705                $31,368                 $166,674         $59,552

OPERATING EXPENSES:
General and Administrative Expense                    41,455                 18,242                  118,106         33,664
Depreciation and Amortization Expense                  7,486                  2,982                   21,750          6,819
Bad Debt Expense                                       8,879                  1,234                   12,559          2,343
Stock Based Compensation                                 299                  1,037                    1,037          1,604
Compensation to Terminated Consultant                     --                  1,424                       --          2,198
Professional Fees                                      3,397                    778                    8,057          1,617
Asset Impairment Losses
Settlement with Former Executive Officer                 333                     --                    4,058             --
Loss on Settlement of Lawsuits                        (1,000)                    --                    1,809             --
Loss on Sale of Stock of Subsidiary                      125                     --                    5,000             --
                                                          --                    389                       --            389
                                                   ---------               --------                 --------        -------


Total Operating Expenses                              60,974                 26,086                  172,376         48,634
                                                   ---------               --------                 --------        -------

INCOME (LOSS) FROM OPERATIONS                         (4,269)                 5,282                   (5,702)        10,918
                                                   ---------               --------                 --------        -------

OTHER INCOME (EXPENSE):
 Interest Expense                                     (4,777)               (2,933)                  (13,296)        (5,587)
 Interest and Other Income                                74                   872                     1,928          1,417
 Gain on Marketable Equity Securities                     --                    --                       406             --
                                                   ---------            ----------                 ---------       --------

Total Other  Income (Expense)                         (4,703)               (2,061)                  (10,962)        (4,170)
                                                   ---------            ----------                 ---------       --------

INCOME (LOSS) BEFORE TAXES AND
 MINORITY INTEREST                                    (8,972)                3,221                   (16,664)         6,748

MINORITY INTEREST IN INCOME OF SUBSIDIARIES              534                   634                     2,712          1,178

INCOME TAX (PROVISION)                                  (342)               (1,479)                     (342)        (2,999)
                                                   ---------            ----------                 ---------       --------

NET INCOME (LOSS)                                    ($9,848)               $1,108                  ($19,718)        $2,571
                                                   =========            ==========                 =========       ========


NET INCOME (LOSS) PER COMMON SHARE

Primary                                                $(.45)                $.05                      $(.89)          $.18
Fully Diluted                                          $(.45)                $.05                      $(.89)          $.15
WEIGHTED  AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS
OUTSTANDING:
 Primary                                              22,126               21,278                     22,124         14,021
                                                      ======             =======                     =======        =======
 Fully Diluted                                        22,126               23,282                     22,124         17,100
                                                      ======             ========                    =======        =======



See Notes to Condensed Consolidated Financial Statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

IN THOUSANDS                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            -------------------------------
                                                                                             1 9 9 6               1 9 9 7
                                                                                             -------               -------


NET CASH - OPERATING ACTIVITIES                                                                 $ 2,772            $1,295
                                                                                             ----------        ----------
INVESTING ACTIVITIES:
Purchase of Property and Equipment                                                              (15,357)           (3,784)
Acquisitions (Net of Cash Acquired)                                                             (21,827)          (61,424)
Sale of Marketable Securities                                                                     7,161                --
Decrease on Purchase Price Due on Companies Acquired                                             (6,544)               --
Investment in and Advances to Unconsolidated Subsidiaries                                        (3,104)           (1,094)
Proceeds from Dispositions                                                                        1,887                --
Sale of Subsidiary                                                                                   --             1,800
                                                                                           ------------       -----------
NET CASH - INVESTING ACTIVITIES                                                                 (37,784)          (64,502)
                                                                                           ------------       -----------
FINANCING ACTIVITIES:
Proceeds from Subordinated Convertible Debentures                                                    --            54,492
Repayments on Debt and Capital Lease Obligations                                               ( 22,867)           (7,107)
Proceeds from Borrowings                                                                         70,069             3,361
Common Stock Issued and Exercise of  Warrants and Options                                            84            89,951
                                                                                            -----------       -----------
NET CASH - FINANCING ACTIVITIES                                                                  47,286           140,697
                                                                                            -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        12,274            77,490

CASH AND CASH EQUIVALENTS - BEGINNING OF  PERIOD                                                 18,641             4,373
                                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                       $30,915           $81,863
                                                                                            ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                                      $14,308              $4,970
Income Taxes                                                                                  $ 3,179              $3,388

The fair market value of Common Stock and options issued and received in connection with acquisitions was $ 3,809,758 and $12,479,604 in 1997 and 1996, respectively.

The fair market value of Common Stock issued in connection with the settlement of a claim totaled $439,260 and $125,000 in 1997 and 1996, respectively.

The fair market value of Common Stock issued in connection with the cancellation of a consulting agreement totaled $0 and $581,250 in 1997 and 1996, respectively.

The fair market value of detachable warrants issued in connection with the Convertible Debentures was $0 and $1,672,550 in 1997 and 1996, respectively.

Capital leases were $5,046,800 and $3,311,251 in 1997 and 1996, respectively.

Buyout of minority shareholders of a subsidiary through debt issuance was $3,281,000 in 1997.

Warrants issued with debt in 1997 were valued at $703,475.

Stock issued in connection with the conversion of debt $0 and $762,790 in 1997 and 1996, respectively.

See Notes to Condensed Consolidated Financial Statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------


IN THOUSANDS, EXCEPT NUMBER OF SHARES






                                           COMMON STOCK
                                           ------------
                                       NUMBER                ADDITIONAL                     DEFERRED                       TOTAL
                                         OF                   PAID-IN       UNREALIZED    STOCK BASED     ACCUMULATED  STOCKHOLDERS'
                                       SHARES      AMOUNT     CAPITAL         GAIN       COMPENSATION      DEFICIT        EQUITY
                                       ------      ------    ----------     ----------   ------------     -----------  ------------
      Balance - January 1, 1997      23,749,217     $237     $141,941       $526        ($5,357)          ($3,835)       $133,512

      Release of Escrow Shares
      Related to 1996 Acquisitions           --       --        3,805         --             --                --           3,805


      Cancellation of Escrow         (1,163,853)     (11)          11         --             --                --              --
      Shares

      Sale of Marketable Equity
      Securities                             --       --           --       (526)            --                --            (526)

      Stock Options Exercised            14,667       --           64         --             --                --              64

      Bridge Warrants Exercised           4,000       --           20         --             --                --              20

      Restricted Stock Issued                --       --          440         --           (440)               --              --

      Deferred Stock Based
      Compensation Component of
      Settlement with Former                 --       --           --         --          2,344                --           2,344
      Executive Officer

      Amortization of Deferred
      Compensation                           --       --           --         --          1,037                --           1,037

      Warrants issued in
      connection with Financing              --       --          704         --             --                --             704
      Agreement

      Net Loss                               --       --           --         --             --           (19,718)        (19,718)
                                   ------------   ------  -----------     ------      ---------         ---------        --------

      BALANCE - SEPTEMBER 30, 1997   22,604,031     $226     $146,985     $   --       $ (2,416)         $(23,553)       $121,242
                                   ============   ======  ===========     ======      =========         =========        ========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  INTERIM FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 1997, include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the SEC for the year ended December 31, 1996.

The accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 1996, and the condensed consolidated statement of cash flows for the nine months ended September 30, 1996, have been restated from those originally filed with the SEC on Form 10-QSB. The restated financial statements for the quarterly period ended September 30, 1996, were filed with the SEC on Form 10-QSB/A on May 23, 1997. The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996, filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

On May 13, 1997, the NASDAQ informed the Company that, following its review of the Company's Form 10-KSB for the year ended December 31, 1996, the NASDAQ staff had determined that the Company did not satisfy the NASDAQ's net tangible asset test for continued listing on the NASDAQ National Market System. As the Company stated in its Form 10-KSB for the year ended December 31, 1996, the Company's non-compliance with this listing requirement is a result of accounting conventions associated with the Company's business combinations in 1996. On July 3, 1997, a NASDAQ Listing Qualifications Panel, following a hearing held on June 26, 1997, determined to grant the Company a waiver of the net tangible assets requirement, because it found that the Company's failure to satisfy the net tangible assets test was a reflection of the Company's business strategy and not an indication of financial weakness. NASDAQ subsequently adopted an alternative to the net tangible asset test in question for all NASDAQ listed companies, and the Company believes it is now in compliance with all listing standards. Therefore, the Company's securities remain listed on the NASDAQ National Market System.

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

Certain acquisitions occurring during the fiscal year ended December 31, 1996 called for payment to the seller of cash or equity or a combination thereof contingent upon achievement of certain earnings in future periods by the acquired company. In connection therewith, the Company issued and placed 991,785 shares of the Company's Common Stock in escrow, and recorded the par value of the stock issued to common stock and goodwill as of the date of the respective transactions. During the three months ended September 30, 1997, earnings targets were met pursuant to the terms of certain of the agreements, and the Company released (or agreed to release in the near term) 517,785 shares of Common Stock from escrow. The Company recorded an increase in paid in capital of $3,804,580 relating to the released Common Stock and recorded a liability of $1,464,000 for additional cash to be paid and additional shares to be issued, resulting in an increase in goodwill of $5,268,580. During the three months ended September 30, 1997, goodwill increased by $2,409,096 in connection with the purchase of the remaining 20% of a majority owned subsidiary, and goodwill decreased by $5,534,697 relating to adjustments of the allocation of the purchase of certain businesses previously acquired as additional information with respect to the fair value of net assets acquired became available. In connection with such purchase price allocation adjustments, minority interest was reduced by $4,500,782.

[3]  EARNINGS PER SHARE

Earnings per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares, excluding escrow shares subject to contingencies and, if dilutive, common stock equivalents outstanding. All stock options and warrants, if dilutive, have been included as common stock equivalents in the computation of earnings (loss) per common share on a fully diluted basis.

[4]  INCOME TAXES

The Company has recorded deferred income tax assets relating to the pre-tax loss for the nine months ended September 30,1997, offset by a valuation allowance in the same amount.

In 1996, income taxes have been provided for based upon the Company's estimated annual effective income tax rate. The effective income tax rate differs from the statutory income tax rate primarily due to amortization of certain intangible assets which is not deductible for Federal Income Tax purposes.

[5]   DEBT

In February 1997, the Company entered into a financing agreement with DVI Business Credit Corporation ("DVIBC") to provide two credit facilities of $25 million each. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5 million in cash during all reporting periods. The first $25 million is a revolving credit loan from DVIBC secured by accounts receivable. The second $25 million is an acquisition and equipment line of credit from DVI Financial Services Inc. ("DVIFS"). Advance of funds on the second $25 million line is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997, which will become due on February 28, 1999, and bears interest, payable monthly, at prime plus two percent (10.5% at September 30, 1997). Between March 1997 and September 1997, the Company borrowed a total of $12.25 million, collateralized by equipment, under the second $25 million line. Each such advance is repayable through 2002 in sixty monthly installments.

At the time the Company entered into the financing arrangement with DVIBC, a portion of the Company's accounts receivable did not meet certain of the lender's eligibility criteria under the line of credit. DVIBC granted the Company a waiver with respect to such criteria but provided in the loan agreement that if the Company did not satisfy such criteria to DVIBC's satisfaction within 90 days of the original funding of the loan, DVIBC had the right to declare the nonconforming accounts ineligible and exclude them from the borrowing base, in which case the Company would have been obligated to reduce its then existing indebtedness to DVIBC to the borrowing base level at such time. DVIBC has granted the Company additional waivers of such criteria through December 15, 1997. However, if the Company is not able to satisfy such criteria on or before December 15, 1997 and does not obtain any further waiver thereof from DVIBC, the Company may be required to pay down its then outstanding accounts receivable loans from DVIBC to a level not in excess of the Borrowing Base on such date. There can be no assurance that the Company will be able to satisfy such eligibility criteria on or before December 15, 1997, and if is unable to do so, it may not have funds on hand sufficient to make the required payment of the DVIBC indebtedness. If the Company fails to make any such required payment, it could be declared in default under the DVIBC loan agreement, as well as under the DVIFS arrangement described below resulting in possible debt acceleration from both lenders. If the Company is unable to draw upon such credit facilities or to replace the same without delay, the Company's liquidity would be seriously impaired.

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15,000,000, the repayment of which is guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loan is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7,500,000 borrowed and 11% per annum as to any additional amounts borrowed. In addition, the Company may be required to pay down portions of these outstanding term loans with the proceeds it receives as a result of reimbursement or indemnification in connection with the shareholder litigation described under
Part II - Item 1. (Legal Proceedings) in this Quarterly Report on Form 10-Q. As of November 14, 1997, $15,000,000 had been borrowed under this arrangement. In addition, in connection with the term loans, the Company (i) increased its revolving credit loan from $25,000,000 to $35,000,000, (ii) extended the maturity date of the revolving credit loan from February 28, 1998 to February 28, 1999, and (iii) issued to DVI two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such Common Stock on the date the warrants were issued. One of the warrants to purchase 125,000 shares of Common Stock is exercisable immediately, and the other warrant to purchase 125,000 shares of Common Stock is exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS or DVIBC has not been reduced by at least $12,500,000 (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants expire on September 30, 2004.

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

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18 million, the Company is required to offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt, as defined, if the ratio of Debt to Operating Cash Flow, of the Company and its subsidiaries, after giving pro forma effect to such debt, is 6.5 to 1 or less. The Company believes it is in compliance with these covenants.

The Indenture also prohibits the Company from paying any dividends on Common Stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

On September 16, 1997, HEICO Corporation ("HEICO") sold to Forum Capital Markets L.P. ("Forum") the $10 million convertible note bearing interest at a rate of 6 1/2% per annum that was originally issued by the Company to HEICO in July, 1996.
C. Keith Hartley, a Director of the Company, is a Managing Director of Forum. The Note is convertible into shares of the Company's Common Stock at $8.50 per share or an aggregate of 1,176,472 shares. The Note was originally issued in July, 1996 to HEICO in an arm's length transaction (and prior to the time Mr. Mendelson became a director of the

Company), as partial consideration for the Company's acquisition of all of the outstanding stock of MediTek Health Corporation from HEICO. The Note was originally convertible into the Company's Common Stock at $9.25 per share or an aggregate of 1,081,081 shares. The conversion price per share was reduced from $9.25 per share to $8.50 per share in early September 1997, in consideration of deleting the demand feature of the Note and extending its maturity. As amended, the Note matures on June 30, 2001 but may be redeemed by the holders starting January 1, 1999 if the shares into which the note is convertible have not by that time been registered under the Securities Act. In November, 1997, the Company listed the Note for trading on the PORTAL Market; and the Company is giving holders that qualify as Qualified Institutional Buyers the opportunity to exchange their notes for an interest in a global note to be held by the Depository Trust Company in accordance with its book entry system.

[6]  STOCKHOLDERS' EQUITY

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company has agreed to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company's failure to timely file a Form 8-K report in connection with one of its 1996 acquisitions has made it impracticable for the Company to file registration statements under the Securities Act of 1933 until June 1998. As such, the Company has not registered certain securities in accordance with provisions of various registration rights agreements. Management of the Company believes that the failure to register such securities will not result in a material liability to the Company due to regulations contained in Federal securities laws that exempt certain sales of unregistered securities from such registration requirements. There can be no assurance, however, that if such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, that the Company's financial condition would not be materially adversely affected.

The Company's financial condition may also be materially adversely affected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon the recent events relating to the Company described in Note 7.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of two Directors. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (See Note 7). The options vested upon (i) successful completion by the Special Committee of the Board of Directors of its work and final report and recommendation to the Board of Directors of its findings and (ii) the continued involvement of the Special Committee members until the final resolution of compliance issues with both the SEC and NASDAQ. The exercise price of the options is $8.625 which was the market value of the Company's common stock at the date of grant.

On April 23, 1997 the Company granted options to purchase 200,000 shares of the Company's common stock to its Chief Executive Officer and options to purchase 30,000 shares of the Company's common stock to its former Chief Financial Officer. The exercise price of the options is $6.25, which was the market value of the Company's common stock at the date of grant. The Company also granted options to purchase 50,000 shares of the Company's common stock to its new Chief Financial Officer. The exercise price is $6.6875, the market value of the Company's common stock at date of employment, June 18, 1997. All these options vest in equal annual amounts over a three-year period commencing one year from date of grant.

[7]  LITIGATION

In January 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make disclosure regarding the background of Keith Greenberg, who had provided consulting services to the Company through Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Two of the lawsuits have been dismissed and the four remaining suits have been settled in principle in a Memorandum of Understanding (the "Memorandum") dated July 31, 1997. The Memorandum includes a denial of any wrongdoing or liability by both the Company and individually named defendants. In accordance with the terms of the Memorandum, the parties agreed to settle all pending class action claims against the Company (including additional claims for alleged misstatements of financial conditions) for $5,875,000, payable $587,500 within ten days after signing; an additional $1,468,750 ten days after Court approval of the proposed notice advising the Class of the settlement; and the remaining $3,818,750 no later than twenty-five days before a final hearing for approval of the settlement. Management believes the second payment will not become due until the latter part of December 1997 or January 1998 and that the final payment will not become due before the first quarter of 1998. The first payment was made by the Company as required on August 11, 1997. The settlement is subject to a court approval process expected to take several months. The payments, when made, are to be deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company has reached an agreement in principle with its insurance carrier whereby the insurer will contribute $1,000,000 toward the Company's settlement obligation in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company has reached an agreement with its former CEO, Jeffrey Goffman, to contribute $1,000,000 to the settlement, consisting of $850,000 in cash and $150,000 in forgiven payments under a note owing from the Company to Goffman. The Company is currently in negotiations in which it is seeking contribution from other third parties. There can be no assurance that the Company will be successful in these negotiations. During the second fiscal quarter ended June 30, 1997, the Company recorded a provision for settlement of lawsuits in the amount of $4,875,000, comprising the $5,875,000 settlement, net of the $1,000,000 contributions from the insurance company. During the three months ended September 30, 1997, a credit of $1,000,000 was recorded in Settlement with Former Chief Executive Officer to reflect the contribution from Goffman.

As the Company previously reported, in September, 1992, MDI and its affiliate Greater Springfield MRI Limited Partnership ("Springfield") (through its general partner, Western Massachusetts Magnetic Resonance Services, Inc. a subsidiary of MDI ("WMMRS")), filed suits against Raytel Corporation, Inc. and certain other parties (collectively, the "Raytel Defendants") seeking a declaration, damages and equitable relief against the Raytel Defendants. Various counterclaims were filed against MDI seeking up to $8 million in damages and injunctive relief. The Company acquired MDI (of which Springfield and WMMRS are direct or indirect subsidiaries) in February 1997. As part of this acquisition the seller, Advanced NMR Systems, Inc. ("ANMR"), agreed to indemnify the Company and MDI for losses incurred in connection with the foregoing litigation. The litigation was settled at no cost to the Company, in October 1997.

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced to determine the respective stock interests of the Company, Don Ballard, Dr. Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently, IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as president of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1 million based upon termination of his employment, to provide him with $250,000 of USD Common Stock, and to repurchase his IHC stock (and that of the key man trust) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC are vigorously contesting such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997 and is currently under consideration by the Court. Although claims were also previously asserted against IHC by Mohammed Athari, they have been fully settled and resolved without additional payments by the company.

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


                                                                  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                                      NINE MONTHS ENDED  SEPTEMBER 30,
                                                                      -------------------------------
                                                                      1997                     1996
                                                                      ----                     ----
                                                                                (UNAUDITED)

Revenue as Reported                                                   $166,674                  $59,552
Effect of MDI Acquisition                                                3,316                   16,398
                                                                    ----------                 --------
   Pro Forma Revenue                                                  $169,990                 $ 75,950
                                                                    ==========                 ========

Net Income (Loss) as Reported                                         $(19,718)                  $2,571
Effect of MDI Acquisition                                                 (395)                     192
                                                                    -----------                --------
Pro Forma Net Income (Loss)                                           $(20,113)                  $2,763
                                                                    ===========                ========

Earnings (Loss) Per Share
Primary:
  Historical                                                             $(.89)                    $.18
  Effect of MDI Acquisition                                               (.02)                     .02
                                                                    ----------                 --------
   Pro Forma Earnings (Loss) Per Share                                   $(.91)                    $.20
                                                                    ==========                 ========
Fully Diluted:
  Historical                                                               N/A                     $.15
  Effect of MDI Acquisition                                                                         .01
                                                                                                =======
   Pro Forma Earnings (Loss) Per Share                                                             $.16
                                                                                                =======

[9] TERMINATION OF EMPLOYMENT AGREEMENTS

On February 3, 1997, Jeffrey Goffman, at the time the Company's Chairman and Chief Executive Officer, was voluntarily placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Goffman declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting previously defined and Keith Greenberg. For further information, see Note 7 - Litigation.

On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of employment related disputes between them. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997, and received $165,000 upon execution of the Letter. On July 11, 1997, the Company and Mr. Goffman entered into a Settlement Agreement and General Release (the "Settlement Agreement"), pursuant to which, among other things, the Company paid Mr. Goffman an additional $33,334 implementing the terms of the letter and agreed to pay an additional $266,666 in sixteen equal monthly consecutive installments of $16,666 beginning in August, 1997. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercised the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. As part of this Settlement, it was agreed that all previously vested restricted stock and stock options granted to Mr. Goffman would be retained by him and all unvested restricted stock as of March 31, 1997 (220,000 shares) were placed in an escrow account held by a mutually agreeable escrow agent. In addition, unvested options for 100,000 shares of Company Common Stock which are exercisable at $5.125 per share were placed in the escrow account. Notwithstanding Mr. Goffman's resignation, these options will vest in accordance with the schedule originally established at the time such options were awarded to Mr. Goffman or, if earlier, upon the sale of the Company or a change of control on or before March 31, 1999. All other options which were unvested as of March 31, 1997 (specifically the 100,000 options granted on June 1, 1996 exercisable at $7.125 and the 250,000 options granted on October 9, 1996 exercisable at $12.125) will vest only upon the sale of the Company or a change in control on or before March 31, 1999.

The $165,000 paid to Mr. Goffman upon execution of the Letter, the $33,334 paid within two days of the execution of the Settlement Agreement, the $266,666 to be paid over sixteen months and unamortized deferred compensation relating to Mr. Goffman in the amount of $2,343,576 were recorded in Settlement with Former Executive Officer during the second fiscal quarter ended June 30, 1997.

On September 30, 1997 the Company entered into a second settlement with Mr. Goffman which fully resolved the remaining issues between them. Pursuant to this settlement, Mr. Goffman has agreed to contribute $1 million to the Settlement of the class actions in the form of $850,000 cash and the forgiveness of the next nine monthly payments totalling $150,000 which would otherwise be due to him from the Company under the earlier settlement. Stock previously placed in the escrow as part of the earlier settlement may be margined or sold by Mr. Goffman to assist in raising the $850,000 cash which he is required to contribute. The Company and Goffman have exchanged full and mutual releases and, upon receipt of the $850,000 cash payment, all remaining shares of Common Stock held in escrow will be released to Mr. Goffman. During the three months ended September 30, 1997, a credit of $1,000,000 was recorded in Settlement with Former Chief Executive Officer to reflect the contribution from Goffman.

Michael D. Karsch, the Company's former Senior Vice President, General Counsel and Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3, 1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not to participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. At this point, the Company has not agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg (See
Note 7 - Litigation). At September 30, 1997, the Company has deferred compensation totaling $466,969 relating to Mr. Karsch which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet. For further information regarding Mr. Karsch's employment agreement, see Item 10 - Executive Compensation - "Employment Agreements" in the Company's 1996 Annual Report on Form 10-KSB/A.

[10]  RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued FASB Statement 128 "Earnings Per Share" ("FAS 128"). FAS 128 is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 supersedes APB Opinion 15, "Earnings Per Share". Assuming the Company adopted FAS 128 as of January 1, 1997, the pro forma "basic" and "diluted" earnings per share information would have been $(.89) and $(.89), respectively for the nine months ended September 30, 1997 and $(.45) and $(.45), respectively for the three months ended September 30, 1997 .

In addition, the FASB, in March 1997, issued FASB 129, "Disclosure of Information About Capital Structure" ("FAS 129"). FAS 129 is effective for interim and annual periods ending after December 15, 1997. The Company believes FAS 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

[11]  ASSET IMPAIRMENT LOSSES

As a result of losses incurred by Diversified Therapy Corporation ("DTC"), an unconsolidated investment in a start-up company accounted for using the equity method of accounting, the Company recorded a loss of $3.6 million in the second fiscal quarter ended June 30, 1997, representing the Company's entire recorded investment in DTC. Such amount is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 1997. Impairment losses excluding DTC relating to the recorded value of certain assets totaled $333,000 and $500,000 for the three and nine months ended September 30, 1997, respectively.

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

OVERVIEW

In connection with the six lawsuits filed against the Company in January, 1997, as described in Item 1 of Part II, the Company's Board of Directors appointed a special committee of outside non-employee directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg. The special committee completed its investigation and recommended, and the Company's Board of Directors approved, certain procedures, including background investigations of management and consulting candidates, strengthening disclosure reviews, and the election of two additional independent directors. Having completed its investigation, the special committee reported its finding to the Board of Directors.

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

For the fiscal year ended December 31, 1996, approximately 96% of all the Company's revenues were derived from third party payors. The Company derived approximately 81% of its revenues from non-government payors and approximately 15% from government sponsored healthcare programs (principally Medicare and Medicaid). The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Continuing budgetary constraints at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government and other third party reimbursements for certain medical charges and to the negotiation of reduced contract rates or capitated or other financial risk-shifting payment systems by third party payors with service providers. In addition, rates paid by private third party payors, including those that provide Medicare supplemental insurance, are generally higher than Medicare payment rates. Changes in the mix of the Company's patients among the non-government payors and government sponsored healthcare programs, and among different types of non-government payor sources, could have a material adverse effect on the Company. Further reductions in payments to physicians or other changes in reimbursement for healthcare services could have a material adverse effect on the Company, unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

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

The accompanying condensed consolidated statements of operations for the three and nine months ended September 30,1996 and the condensed consolidated statement of cash flows for the nine months ended September 30,1996 have been restated from those originally filed with the SEC on Form 10-QSB. The restated financial statements for the quarterly period ended September 30, 1996, were filed with the SEC on Form 10-QSB/A on May 23, 1997. The restatement was necessary as a result of accounting adjustments reflected in the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB as of and for the year ended December 31, 1996, filed with the SEC on April 11, 1997. These accounting adjustments primarily relate to the Company's accounting for acquisitions, issuance of equity securities and stock options and provisions for state and federal income taxes. Weighted average shares outstanding have been restated to reflect issuances and adjustments to equity securities and convertible debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue for the three months ended September 30, 1997 increased from $31.3 million in 1996, to $56.7 million in 1997. This increase of $25.4 million is primarily the result of acquisitions.

General and Administrative expense was $41.5 million for the three months ended September 30, 1997 compared to $18.2 million for the three months ended September 30, 1996. This increase of $23.3 million is primarily due to an increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in other general expenses due to acquisitions, litigation and regulatory issues. General and Administrative expenses were 73.1% of revenue in 1997 compared to 58.2% of revenue in 1996.

Depreciation and Amortization increased by $4.5 million from $3.0 million in 1996 to $7.5 million in 1997. The increase in depreciation and amortization is the result of the increase in intangible assets and property and equipment primarily as a result of acquisitions.

Bad debt expense increased by $7.7 million from $1.2 million in the three months ended September 30, 1996 to $8.9 million in the three months ended September 30, 1997. As a percentage of revenues, bad debt expense was 15.7% in the three months ended September 30, 1997 compared to 3.9% during the three months ended September 30, 1996.

The Company is in the process of converting all of its centers to one centralized billing and collection system. This process should be substantially completed by year end. The conversion process has both highlighted and created a deterioration in the aging of receivables. Management increased the normal provision for bad debts during the three months ended September 30, 1997 by $6.8 million to provide for possible collection problems. Additional experienced personnel have been hired to aggressively address these problems.

Stock Based Compensation decreased by $738,000 from $1.0 million in the three months ended September 30, 1996 to $299,000 in the three months ended September 30, 1997.

During the three months ended September 30, 1996 the Company recorded Compensation to Terminated Consultant of $1.4 million. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Professional Fees increased by $2.6 million from $778,000 in 1996 to $3.4 million in 1997 primarily due to legal and accounting fees associated with litigation, regulatory matters and the integration of the accounting and billing system.

During the three months ended September 30, 1997 the Company recorded a credit of $1,000,000 in Settlement with Former Chief Executive Officer. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Interest Expense increased $1.9 million from $2.9 million in the three months ended September 30, 1996 to $4.8 million in the three months ended September 30, 1997. The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

Net loss was $9.8 million, or $.45 loss per share on a fully diluted basis, during the three months ended September 30, 1997, compared to net income of $1.1 million, or $.05 per share on a fully diluted basis, during the three months ended September 30, 1996. As more fully described above, the net loss of $9.8 million incurred during the three months ended September 30, 1997 includes bad debt expense of $8.9 million, professional fees of $3.4 million and a credit of $1.0 million recorded in Settlement with Former Chief Executive Officer.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue for the nine months ended September 30, 1997 increased from $59.6 million in 1996 to $166.7 million in 1997. This increase of $107.1 million is primarily the result of acquisitions.

General and Administrative expense was $118.1 million for the nine months ended September 30, 1997 compared to $33.7 million for the nine months ended September 30, 1996. This increase of $84.4 million is primarily due to an increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in other general expenses due to acquisitions, litigation and regulatory issues. General and Administrative expenses were 70.9% of revenue in 1997 compared to 56.5% in 1996.

Depreciation and Amortization increased by $15.0 million from $6.8 million in 1996 to $21.8 million in 1997. The increase in depreciation and amortization is the result of the increase in intangible assets and property and equipment primarily as a result of acquisitions.

Bad debt expense increased by $10.3 million from $2.3 million in the nine months ended September 30, 1996 to $12.6 million in the nine months ended September 30, 1997. As a percentage of revenues, bad debt expense was 7.5% in the nine months ended September 30, 1997 compared to 3.9% during the nine months ended September 30, 1996.

The Company is in the process of converting all of its centers to one centralized billing and collection system. This process should be substantially completed by year end. The conversion process has both highlighted and created a deterioration in the aging of receivables. Management increased the normal provision for bad debts during the three and nine months ended September 30, 1997 by $6.8 million to provide for possible collection problems. Additional experienced personnel have been hired to aggressively address these problems.

Stock Based Compensation decreased by $567,000 from $1.6 million in the nine months ended September 30, 1996 to $1.0 million in the nine months ended September 30, 1997.

During the nine months ended September 30, 1996 the Company recorded Compensation to Terminated Consultant of $2.2 million. See Note 9 to Notes to Condensed Consolidated Financial Statements.

Professional Fees increased by $6.4 million from $1.6 million in 1996 to $8.0 million in 1997 primarily due to legal and accounting fees associated with litigation, regulatory matters and integration of accounting systems.

During the nine months ended September 30, 1997 the Company recorded Asset Impairment Losses of $4.1 million consisting primarily of a write-off of the Company's investment in DTC. See Note 11 of Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 1997 the Company recorded a charge of $1.8 million to Settlement with Former Chief Executive Officer. See Note 7 of Notes to Condensed Consolidated Financial Statements.

During the nine months ended September 30, 1997 the Company recorded a loss of settlement of lawsuits totaling $5.0 million. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Interest Expense increased $7.7 million from $5.6 million in the nine months ended September 30, 1996 to $13.3 million in the nine months ended September 30, 1997 . The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

During the fiscal quarter ended March 31, 1997 the Company realized a gain on marketable securities of $406,000 which is included in other income (expenses) for the nine months ended September 30, 1997.

Net loss was $19.7 million, or $.89 loss per share on a fully diluted basis, during the nine months ended September 30, 1997 compared to net income of $2.6 million, or $.15 per share on a fully diluted basis during the nine months ended September 30, 1996. As more fully described above, the net loss of $19.7 million incurred during the nine months ended September 30, 1997 includes bad debt expense of $12.6 million, professional fees of $8.0 million, asset impairment losses of $4.0 million, and loss on settlement of lawsuits of $5.0 million.

LIQUIDITY

At September 30, 1997, the Company had Cash and Cash Equivalents of $30.9 million and working capital of $33.8 million. The Company generated cash of $2.8 million from operations during the nine months ended September 30, 1997. The Company has $28.4 million of debt and other obligations under capital leases which mature over the next twelve months.

The Company used $37.8 million of cash for investing activities during the nine months ended September 30, 1997. Such uses included $15.3 million to purchase property and equipment and $21.8 million to acquire MDI. The Company made additional investments of $3.1 million in unconsolidated subsidiaries. The Company also paid $6.5 million on purchase price due on companies previously acquired. The Company sold assets and marketable securities which generated $7.1 million during the nine months ended September 30, 1997.

Financing activities generated $47.3 million in cash during the nine months ended September 30, 1997. This included proceeds from borrowings totaling $70.1, repayments on debt and capital lease obligations totaling $22.9 million and exercise of options of $100,000.

Cash and Cash Equivalents increased by $12.2 million from December 31, 1996 to September 30, 1997.

The Company has granted contractual rights to certain persons to whom the Company has issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company has agreed to repurchase its Common Stock issued to these persons or to pay specified liquidated damages to these persons if such registration is not effected in a timely manner. The Company's failure to timely file a Form 8-K report in connection with one of its 1996 acquisitions has made it impracticable for the Company to file registration statements under the Securities Act of 1933 until June 1998. As such, the Company has not registered certain securities in accordance with provisions of various registration rights agreements. Management of the Company believes that the failure to register such securities will not result in a material liability to the Company due to regulations contained in Federal securities laws that exempt certain sales of unregistered securities from such registration requirements. There can be no assurance, however, that if such persons assert their rights to have their securities repurchased or to liquidated damages or make claims against the Company for damages for breach of the agreements to register their securities, and if the Company is not able to negotiate modifications to such agreements, that the Company's financial condition would not be materially adversely affected.

Additionally, the payment terms of the Memorandum the Company entered into in connection with the settlement of shareholder class action claims could have a material adverse effect on the Company's working capital. Under the terms of the Memorandum, in August 1997, the Company paid $587,000; and the Company is required to pay an additional $1,468,750 within 10 days of court approval of the notice advising the class of the settlement and another $3,818,758 no later than 25 days before the final hearing for approval of the settlement. Management believes the second payment will not become due until the latter part of December 1997 or January 1998 and that the final payment will not become due before the first quarter of 1998. The Company has reached an agreement in principle with its insurance carrier whereby the insurer will contribute $1 million at the time of the second payment in full satisfaction of its directors and officers liability insurance policy obligations. The Company has also reached a separate agreement with its former CEO, Jeffrey Goffman, to contribute an additional $1 million towards the cost of settling the class action. $850,000 of this amount is expected to be received prior to the time the second payment of the class action settlement will become due. In addition, the Company is currently in negotiations with other third parties seeking contribution. There can be no assurance that the Company will be successful in these negotiations. (See Note 7 Litigation - to this Form 10-Q).

In February 1997, the Company entered into a financing agreement with DVI Business Credit Corporation ("DVIBC") to provide two credit facilities of $25 million each. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5 million in cash during all reporting periods. The first $25 million is a revolving credit loan from DVIBC secured by accounts receivable. The second $25 million is an acquisition and equipment line of credit from DVI Financial Services Inc. ("DVIFS"). Advance of funds on the second $25 million line is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997, which will become due on February 28, 1999, and bears interest, payable monthly, at prime plus two percent (10.5% at September 30, 1997). Between March 1997 and September 1997, the Company borrowed a total of $12.25 million, collateralized by equipment, under the second $25 million line. Each such advance is repayable through 2002 in sixty monthly installments.

At the time the Company entered into the financing arrangement with DVIBC, a portion of the Company's accounts receivable did not meet certain of the lender's eligibility criteria under the line of credit. DVIBC granted the Company a waiver with respect to such criteria but provided in the loan agreement that if the Company did not satisfy such criteria to DVIBC's satisfaction within 90 days of the original funding of the loan, DVIBC had the right to declare the nonconforming accounts ineligible and exclude them from the borrowing base, in which case the Company would have been obligated to reduce its then existing indebtedness to DVIBC to the borrowing base level at such time. DVIBC has granted the Company additional waivers of such criteria through December 15, 1997. However, if the Company is not able to satisfy such criteria on or before December 15, 1997 and does not obtain any further waiver thereof from DVIBC, the Company may be required to pay down its then outstanding accounts receivable loans from DVIBC to a level not in excess of the Borrowing Base on such date. There can be no assurance that the Company will be able to satisfy such eligibility criteria on or before December 15, 1997, and if it is unable to do so, it may not have funds on hand sufficient to make the required payment of the DVIBC indebtedness. If the Company fails to make any such required payment, it could be declared in default under the DVIBC loan agreement, as well as under the DVIFS arrangement described below resulting in possible debt acceleration from both lenders. If the Company is unable to draw upon such credit facilities or to replace the same without delay, the Company's liquidity would be seriously impaired.

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15,000,000, the repayment of which is guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loan is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7,500,000 borrowed and 11% per annum as to any additional amounts borrowed. In addition, the Company may be required to pay down portions of these outstanding term loans with the proceeds it receives as a result of reimbursement or indemnification in connection with the shareholder litigation described under
Part II - Item 1. (Legal Proceedings) in this Quarterly Report on Form 10-Q. As of November 14, 1997, $15,000,000 had been borrowed under this arrangement. In addition, in connection with the term loans, the Company (i) increased its revolving credit loan from $25,000,000 to $35,000,000, (ii) extended the maturity date of the revolving credit loan from February 28, 1998 to February 28, 1999, and (iii) issued to DVI two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such Common Stock on the date the warrants were issued. One of the warrants to purchase 125,000 shares of Common Stock is exercisable immediately, and the other warrant to purchase 125,000 shares of Common Stock is exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS and DVIBC has not been reduced by at least $12,500,000 (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants expire on September 30, 2004.

In light of the Company's recent losses, there can be no assurance that the operations of the Company will generate sufficient cash flow or that the Company will be able to borrow sufficient funds or obtain sufficient capital for the Company to meet its future cash needs. Those cash needs include, but are not limited to, interest and principal payments on debt obligations, payments due on operating and capital lease obligations, and payments that may be required as a result of litigation and regulatory matters. If DVIBC or DVIFS requires repayment under the credit facilities or to the extent that Company is unable to borrow sufficient additional funds from either such lender on terms which are acceptable to it, the Company would be compelled to seek alternative sources of financing to satisfy its obligations. Additionally, a payment default or a non-payment default which results in the acceleration of indebtedness under the DVIFS and DVIBC facilities would cause defaults under certain of the Company's other indebtedness, including the Company's $57.5 million 9% Subordinated Convertible Debentures due 2003. In the event of a default on such other indebtedness, the Company would be required to seek alternative sources of financing to satisfy those obligations as well. Finding an alternative source of financing may involve a significant amount of time, and no assurance can be given that the terms of alternative financing would be available, if at all, on the same or similar terms of the existing credit facility or on terms which are satisfactory to the Company. If the Company were unable to obtain satisfactory alternative financing, the Company may be required to sell assets in order to meet its obligations. If the Company disposes of assets, there can be no assurance that the Company will not realize additional losses on such dispositions.

PART II     -    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make disclosure regarding the background of Keith Greenberg, who had provided consulting services to the Company through Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Two of the lawsuits have been dismissed and the four remaining suits have been settled in principle in a Memorandum of Understanding (the "Memorandum") dated July 31, 1997. The Memorandum includes a denial of any wrongdoing or liability by both the Company and individually named defendants. In accordance with the terms of the Memorandum, the parties agreed to settle all pending class action claims against the Company (including additional claims for alleged misstatements of financial conditions) for $5,875,000, payable $587,500 within ten days after signing; an additional $1,468,750 ten days after Court approval of the proposed notice advising the Class of the settlement; and the remaining $3,818,750 no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. Management believes the second payment will not become due until the latter part of December 1997 or January 1998 and that the final payment will not become due before the first quarter of 1998. The settlement is subject to a court approval process expected to take several months. The payments, when made, are to be deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company has reached an agreement in principle with its insurance carrier whereby the insurer will contribute $1,000,000 toward the Company's settlement obligation in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company has reached an agreement with its former CEO, Jeffrey Goffman, to contribute $1,000,000 to the settlement, consisting of $850,000 in cash and $150,000 in forgiven payments under a note owing from the Company to Goffman. The Company is currently in negotiations in which it is seeking contribution from other third parties. There can be no assurance that the Company will be successful in these negotiations. During the second fiscal quarter ended June 30, 1997, the Company recorded a provision for settlement of lawsuits in the amount of $4,875,000, comprising the $5,875,000 settlement, net of the $1,000,000 contributions from the insurance company. During the three months ended September 30, 1997, a credit of $1,000,000 was recorded in Settlement with Former Chief Executive Officer to reflect the contribution from Goffman. See Note 7 - Litigation - in this Form 10-Q.

As the Company previously reported, in September, 1992, MDI and its affiliate Greater Springfield MRI Limited Partnership ("Springfield") (through its general partner, Western Massachusetts Magnetic Resonance Services, Inc. a subsidiary of MDI ("WMMRS")), filed suits against Raytel Corporation, Inc. and certain other parties (collectively, the "Raytel Defendants") seeking a declaration, damages and equitable relief against the Raytel Defendants. Various counterclaims were filed against MDI seeking up to $8 million in damages and injunctive relief. The Company acquired MDI (of which Springfield and WMMRS are direct or indirect subsidiaries) in February 1997. As part of this acquisition the seller, Advanced NMR Systems, Inc. ("ANMR"), agreed to indemnify the Company and MDI for losses incurred in connection with the foregoing litigation. The litigation was settled at no cost to the Company, in October 1997.

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced to determine the respective stock interests of the Company, Don Ballard, Dr. Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as president of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1 million based upon termination of his employment, to provide him with $250,000 of USD Common Stock, and to repurchase his IHC stock (and that of the key man trust) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC vigorously contest such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997 and is currently under consideration by the Court. Although claims were also previously asserted against IHC by Mohammed Athari they have been fully settled and resolved resolved without additional payments by the Company.

Reference is made to Item 3 - Legal Proceedings - in the Company's 1996 Annual Report on Form 10-KSB and to Note 17 "Litigation" of the Company's audited financial statements filed with the SEC on Form 10-KSB for the year ended December 31, 1996 for further information with respect to the foregoing litigation.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON  SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders in the third quarter of 1997.

ITEM 5.  OTHER INFORMATION

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15,000,000, the repayment of which is guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. The term loans are repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7,500,000 borrowed and 11% per annum as to any additional amounts borrowed. In addition, the Company may be required to pay down portions of these outstanding term loans with the proceeds it receives as a result of reimbursement or indemnification in connection with the shareholder litigation described under Part II - Item 1. (Legal Proceedings) in this Quarterly Report on Form 10-Q. As of November 14, 1997, $15,000,000 had been borrowed under this arrangement. In addition, in connection with the term loans, the Company (i) increased its revolving credit loan from $25,000,000 to $35,000,000, (ii) extended the maturity date of the revolving credit loan from February 28, 1998 to February 28, 1999, and (iii) issued to DVI two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such Common Stock on the date the warrants were issued. One of warrants to purchase 125,000 shares of Common Stock is exercisable immediately, and the other warrant to purchase 125,000 shares of Common Stock is exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS and DVIBC has not been reduced by at least $12,500,000 (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants expire on September 30, 2004.

Effective October 20, 1997 the Company entered into a written Employment Agreement to retain Leon F. Maraist as its Executive Vice President and Chief Operating Officer. The term of the Agreement is three years and Mr. Maraist's base salary is $200,000 per annum. Mr. Maraist has been granted options to acquire 80,000 shares of the Company's Common Stock, at $6.50 per share, which was the fair market value on the date of grant, which vest ratably over the term of the contract. Mr. Maraist will be responsible for the daily operations of the Company. Mr. Maraist was most recently Vice President of NMC Diagnostic Services Inc., a subsidiary of National Medical Care Inc. which is owned by Fresenius Medical Care. Mr. Maraist was responsible for the creation of the diagnostic division of Fresenius Medical Care which provides mobile diagnostic imaging services. Previously, he was Director of Operations for the Dialysis Services Division of National Medical Care Inc. Mr. Maraist has over 23 years experience in the health care industry.

The Company held its annual stockholders meeting on November 5, 1997, at which stockholders of the Company voted upon and elected C. Keith Hartley, Laurans A. Mendelson, Joseph A. Paul, Gordon C. Rausser and L.E. Richey as Directors, approved an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of authorized shares of the Company's Common Stock available for grant thereunder from 3,000,000 shares to 4,700,000; and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1997. The Company has temporarily reduced the size of its Board to five members and announced its intention to search for two new outside directors.



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                            EXHIBIT INDEX
 4.1     -        Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001.
10.1     -        Employment Agreement dated October 20, 1997 between the Company and Leon
                  Maraist.
10.2     -        Settlement Agreement and General Release dated September 30, 1997 between US Diagnostic Inc. and
                  Jeffrey Goffman.
10.3     -        Form of Loan and Security Agreement among Medical Diagnostics Inc., US Diagnostic Inc. and DVI Financial
                  Services Inc. dated September 29, 1997.
10.4     -        Form of Secured Promissory Note due October 1, 2002 by Medical Diagnostics Inc. to DVI Financial Services Inc.
10.5     -        Unconditional Continuing Guaranty dated September 29, 1997 for the benefit of DVI Financial Services Inc. by
                  US Diagnostic Inc.
10.6     -        Stock Pledge Agreement dated September 29, 1997 between US Diagnostic Inc., DVI Financial Services Inc. and
                  DVI Business Credit Corporation.
10.7     -        Common Stock Purchase Warrant dated September 29, 1997 of US Diagnostic Inc. issued to DVI Financial
                  Services Inc.
10.8     -        Common Stock Purchase Warrant dated September 29, 1997 of US Diagnostic Inc. issued to DVI Financial
                  Services Inc.
10.9     -        Letter of Agreement dated September 29, 1997 between US Diagnostic Inc.
                  and DVI Business Credit Corporation confirming amendment of Loan and
                  Security Agreement dated as of February 25, 1997.
11       -        Earnings Per Share Calculation.
27       -        Financial Data Schedule.


       (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997:

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    US DIAGNOSTIC INC.


Dated:  November 14, 1997           By:    /S/ JOSEPH A. PAUL
                                       -----------------------------------------
                                                  Joseph A. Paul
                                                  President and
                                              Chief Executive Officer



                                    By:    /S/ WAYNE MOOR
                                       -----------------------------------------
                                                     Wayne Moor
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBITS
NUMBER                        DESCRIPTION
--------                      -----------


4.1      -        Form of Amended and Restated 6 1/2% Convertible Negotiable
                  Note Due June 30, 2001.

10.1     -        Employment Agreement dated October 20, 1997 between the
                  Company and Leon Maraist.

10.2     -        Settlement Agreement and General Release dated September
                  30, 1997 between the Company and Jeffrey Goffman.

10.3     -        Form of Loan and Security Agreement among Medical
                  Diagnostics Inc., the Company and DVI Financial Services
                  Inc. dated September 29, 1997.

10.4     -        Form of Secured Promissory Note due October 1, 2002 by
                  Medical Diagnostics Inc. to DVI Financial Services Inc.

10.5     -        Unconditional Continuing Guaranty dated September 29, 1997 for the benefit of DVI Financial Services Inc. by U.S.
                  Diagnostic Inc.

10.6     -        Stock Pledge Agreement dated September 29, 1997 between the
                  Company DVI Financial Services Inc. and DVI Business Credit
                  Corporation.

10.7     -        Common Stock Purchase Warrant dated September 29, 1997 of
                  the Company issued to DVI Financial Services Inc.

10.8     -        Common Stock Purchase Warrant dated September 29, 1997 of
                  the Company issued to DVI Financial Services Inc.

10.9     -        Letter of Agreement dated September 29, 1997 between the
                  Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997.

11       -        Earnings Per Share Calculation.

27       -        Financial Data Schedule.