Form 10-Q/A
period 1997-09-30
U S DIAGNOSTIC INC
filed 1997-12-12
CIK 911012

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 ---------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________________  to ________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

                      DELAWARE                                                     11-3164389
--------------------------------------------------------------       ------------------------------------
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

                                    Yes    X         No______

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           CLASS                             OUTSTANDING AT NOVEMBER 11, 1997:
           -----                             ---------------------------------
Common Stock, $ .01 par value                       22,810,498 shares

                                EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, and is being filed solely for the purpose of amending Item 6. - Exhibits and Reports on Form 8-K. The Company inadvertently omitted reference in its Form 10-Q to the reports on Form 8-K that were filed by the Company during the quarter ended September 30, 1997.

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                                  EXHIBIT INDEX

4.1   -           Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001.
10.1  -           Employment Agreement dated October 20, 1997 between the Company and Leon Maraist.
10.2              Settlement Agreement and General Release dated September 30, 1997 between the Company and
                  Jeffrey Goffman.
10.3  -           Form of Loan and Security Agreement among Medical Diagnostics Inc., the Company and DVI Financial
                  Services Inc. dated September 29, 1997.
10.4  -           Form of Secured  Promissory Note due October 1, 2002 by Medical  Diagnostics  Inc. to DVI Financial  Services Inc.
10.5  -           Unconditional Continuing Guaranty dated September 29, 1997 for the benefit of DVI Financial Services Inc. by the Company
10.6  -           Stock Pledge Agreement dated September 29, 1997 between the Company, DVI Financial Services Inc. and
                  DVI Business Credit Corporation.
10.7  -           Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial
                  Services Inc.
10.8  -           Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial
                  Services Inc.
10.9  -           Letter of Agreement dated September 29, 1997 between the Company and
                  DVI Business Credit Corporation confirming amendment of Loan and
                  Security Agreement dated as of February 25, 1997.
11    -           Earnings Per Share Calculation.
27    -           Financial Data Schedule.

    (b) A Form 8-K was filed July 1, 1997, disclosing under Item 2 of Form
        8-K that the Company had completed its acquisition of Medical Imaging
        Centers of America, Inc. ("MICA") on November 12, 1996. Certain financial statements of MICA and pro forma financial statements reflecting the acquisition of MICA were filed with the Form 8-K under
        Item 7.

        A Form 8-K/A was filed on July 21, 1997, amending the Form 8-K filed on July 1, 1997, for the purposes of filing certain additional financial statements of MICA under Item 7.

        A Form 8-K was filed on August 5, 1997, disclosing under Item 5 that the Company had reached a settlement in principle, subject to certain terms and conditions including court approval and notice to the class members, of all of the shareholder class actions brought against the Company in January 1997. A Memorandum of Understanding relating to the settlement and a press release disclosing the settlement were filed as exhibits with the Form 8-K under Item 7.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      US DIAGNOSTIC INC.


Dated: December 12, 1997              By:  /s/ Wayne Moor
                                         -------------------------------
                                                   Wayne Moor
                                           Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal Financial Officer)