Form 10-K
period 1997-12-31
U S DIAGNOSTIC INC
filed 1998-04-15
CIK 911012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
                       -----------------------------------
                       (Name of Registrant in its charter)


            DELAWARE                                      11-3146389
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

777 SOUTH FLAGLER DRIVE, SUITE 1201 EAST, WEST PALM BEACH, FLORIDA     33401
------------------------------------------------------------------   ---------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (561) 832-0006

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 14, 1998 was approximately $89,954,096 based on the average bid and asked prices of the Common Stock on April 14, 1998.

As of April 10, 1998, 22,936,433 shares of Common Stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III information will be filed with the Securities and Exchange Commission pursuant to General Instruction G(3) to Form 10-K in an amendment to this Form 10-K.

                                     PART I

      Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS.

GENERAL

      US DIAGNOSTIC INC. (the "Company") is the nation's largest operator of outpatient diagnostic imaging and related facilities ("Facilities") with 126 locations owned and operated nationwide. The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), mammography, x-ray and ultrasound equipment. The Company also offers nuclear medicine services utilizing Single Photon Emission Tomography ("SPECT") equipment, as well as radiation oncology and therapy services utilizing linear accelerators and related equipment. The use of the type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose and treat a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, riskier and more debilitating for patients.

      Of the locations where patients are seen, 110 are fixed sites and 16 are mobile sites. See "Recent Developments". The Company believes that the mix of services provided at its Facilities, which include anatomical and functional imaging, (i) provides cross referral opportunities, and (ii) increases the Company's ability to serve as a one-stop provider of such services to increasingly important managed care organizations.

      The Company is in the process of implementing a four part strategy as follows: (i) continue the cost reduction plan implemented in the first quarter of 1998. The cost reduction plan, now underway, includes a significant reduction in nonessential staff and other consolidation synergy, heretofore not applied. The aggregate reduction of employee-related expenses is expected to save approximately $5 million annually. The Company continues to focus upon other efficiencies in its operations; (ii) divest non-core assets and focus upon the Company's core business. In addition to the sale of MDI described in "Recent Developments" below, the Company is currently reviewing other non-core assets and will pursue other such sales as warranted; (iii) refinance the Company's long term debt, and
(iv) once the first three steps have been accomplished, institute a sustained strategy of prudent acquisitions and new center development. While the resumption of significant acquisition activity is contingent upon the aforementioned strategy, the Company is continually pursuing the development of new imaging sites which complement the Company's network strategy.

      The Company was incorporated in Delaware in 1993. The Company's executive offices are located at 777 S. Flagler Drive, West Palm Beach, Florida 33401, its telephone number is (561) 832-0006/(800) 7-USDLAB and its web site is at WWW.USDL.COM. Unless the context otherwise requires, all references to the "Company" include US DIAGNOSTIC INC. and its subsidiaries.

RECENT DEVELOPMENTS

       On March 30, 1998, the Company entered into a definitive agreement to sell the Company's mobile subsidiary, Medical Diagnostics, Inc. ("MDI"), to Alliance Imaging Inc. for $35.6 million in cash less debt to be assumed of approximately $6.5 million. The sale, which is subject to Hart-Scott-Rodino clearance, is expected to close in May 1998. The proceeds of the sale will be used to reduce the Company's debt and to bolster the Company's cash reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Management believes that mobile imaging operations do not conform with the Company's core business of fixed site MRI and multi-modality imaging centers.

      For information on asset impairment losses recorded during the quarter ended December 31, 1997, see Notes 2 and 5 of the Notes to Consolidated Financial Statements.

STRATEGY

      During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, despite a significant decrease in acquisition activity due to constraints on the Company's financial resources and the need to consolidate prior acquisitions, the Company maintained its position as the leading provider of outpatient diagnostic imaging and related services in the United States based upon the number of facilities owned and operated. The Company expects to continue to integrate its Facilities and to strengthen its presence in existing markets. The Company expects to accomplish these objectives by utilizing a multi-faceted strategy for internal and, when appropriate in the future, for external growth as follows:

      ACHIEVE OPERATING EFFICIENCIES. The Company generally utilizes its management expertise and systems to operate Facilities which previously lacked professional management. The Company consolidates certain aspects of operations, such as accounting, administration, billing, collections, marketing and purchasing, and believes that it can realize significant economies of scale. By rendering support and management functions, the Company seeks to enable the physicians providing services at the Facilities to spend more time focusing on patient care, quality control and marketing, thereby increasing the utilization rate of the Company's diagnostic equipment which should in turn positively impact revenue favorably. In addition, the Company has implemented a significant reduction in non-essential staff in the first quarter of 1998 (see "Employees") and continues to focus on improving operating efficiencies Company-wide.

      ENHANCE MANAGEMENT INFORMATION SYSTEMS. In order to assimilate and effectively manage the Company's rapid growth, the Company has allocated $9.5 million towards the development of a state-of-the-art information system, of which $ 8.3 million has already been invested, designed to implement a regional consolidation of its billing and collection operations. The new information system, when fully implemented, is expected to allow on-line access to its Facilities nationwide. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      ACQUIRE ADDITIONAL IMAGING CENTERS. During 1997, the Company significantly decreased its acquisition activity in order to integrate its Facilities and to focus on its core operations, and, in part, due to an inability to obtain new financing for acquisitions. In the past, the Company generally acquired Facilities from: (i) owner/operators which may not have been in compliance with regulations restricting referring physician ownership; (ii) owner/operators seeking management expertise, access to managed care contracts and/or other resources; and (iii) established companies which already owned several Facilities within a concentrated region, and anticipates doing so again if its financial condition permits. In addition, the Company has entered into joint ventures with hospitals or other entities which desire access to diagnostic imaging technologies but lack sufficient financial or managerial resources. To date, the Company has evaluated only a fraction of the potential acquisition candidates in the industry and intends to pursue additional acquisition opportunities utilizing these strategies when and as it commences acquisition activity in the future. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

      CONTRACT WITH MANAGED CARE PROVIDERS. The Company actively pursues contractual arrangements with managed care organizations. The Company believes that third-party payors will increasingly prefer to contract for service on a national or regional basis, and that the Company's development of a network of centers will assist it in obtaining such contracts on favorable terms. Senior management of the Company actively markets the Company's services to administrators of managed care organizations in regions where the Company operates Facilities. The Company has appointed a Vice President of Managed Care to lead these efforts.

      UPGRADE EXISTING MEDICAL TECHNOLOGIES. The Company offers state-of-the-art diagnostic imaging and therapeutic technologies at many of its Facilities. After acquisition of a Facility, the Company generally upgrades the MRI, CT, and nuclear medicine equipment at its locations, resulting in improved image quality and increased referring physician satisfaction. The Company also has installed new high quality "Open MRI" equipment at certain locations to accommodate a substantial number of patients who would otherwise forego this procedure due to obesity or claustrophobia. In addition, the Company is adding new modalities and procedures at most of its Facilities. Most of the new technologies are designed to enhance the Company's revenue mix and shorten examination times, resulting in increased capacity and profitability.

      EXPAND SERVICE OFFERINGS WITH COMPLEMENTARY MEDICAL PROCEDURES. The Company is developing medical services that are complementary to its core imaging operations. These include: (i) pain management which is performed by anesthesiologists to reduce patients' pain and possibly avoid the need for surgery; (ii) bone densitometry which is a specialized x-ray procedure that precisely quantifies bone density at the spine, femur and other skeletal sites for diagnosis and treatment of osteoporosis; and (iii) cardio-diagnostic medicine, including nuclear cardiology.

      PROFESSIONAL MARKETING. In order to expand referral sources, the Company provides marketing training and materials to Facility personnel in order to market to area physicians and third-party payors such as managed care organizations. Most Facilities have previously focused their marketing efforts only on physicians and not managed care organizations. The Company utilizes a variety of marketing techniques in the communities where it does business, including meetings between the Facility administrators or account executives and referring physicians and/or their staff, financial and social seminars, mailings of technical case studies and clinical articles.

      PROVIDE MANAGEMENT SERVICES TO UNAFFILIATED CENTERS. In addition to providing management services to its own Facilities, the Company offers its management services to independent diagnostic centers, private radiology practices and hospital radiology practices. The Company believes that its expertise may potentially be useful for practices that have not had the benefit of professional management. Each client is able to contract for individual or a full range of services, including accounting, billing, collections, debt consolidation, management information systems, purchasing and human resources. The Company prices its services using a number of methods, including fee-for-services, percentage of revenue or savings, capitation or on a project basis.

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

INDUSTRY OVERVIEW

      Total annual spending on diagnostic imaging services in the United States is estimated to be between $56 billion and $70 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's 2,200 outpatient testing facilities, especially in relation to the roughly $10 billion subsector of advanced imaging services, which includes MRI and CAT scans.

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

      The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, when Congress reformed Medicare in 1983 by putting strict controls on inpatient reimbursement, this led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to the quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some, such as positron emission tomography ("PET") scanners, are relatively expensive and are not considered cost-effective for most procedures. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax sheltered investments were being eliminated or were less economic. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the U.S. increased from roughly 700 to over 2,000.

      The industry generally suffered setbacks in 1993 as utilization levels generally stabilized and reimbursement per test declined sharply. Utilization rates stopped growing primarily for three reasons: (i) the threat of sweeping government health care reform put expensive procedures under increased scrutiny;
(ii) market forces - arriving in the form of managed care which also discouraged providers from ordering all but absolutely necessary tests; and (iii) the extension in 1993 of federal laws (the "Stark Laws"), prohibiting the referral by physicians of Medicare and Medicaid patients to entities with which such referring physicians have a financial relationship (either an ownership interest or compensation arrangement), to referrals for the kinds of covered diagnostic imaging services provided by the Company at its Facilities. See "Regulation and Government Reimbursement". Previously, these referral prohibitions had been applicable only to Medicare-covered clinical laboratory services. Since the early 1990s, the total installed base of MRI systems has remained relatively flat although the total number of procedures has increased.

      In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels - the first increase in at least four years. In January 1998, Medicare reimbursement for diagnostic procedures increased an additional 1%-2%; however, the Health Care Financing Administration ("HCFA") is considering imposing reductions in reimbursement beginning January 1999 over a four-year phase-in period. See "Regulation and Government Reimbursement". Public HMOs, which have suffered from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. The Company believes that as managed care becomes more prevalent, further decreases in the average reimbursement per test will be mostly attributable to payor mix shifts to increased managed care business which generally have lower reimbursement rates than commercial insurance payors. There is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

ACQUISITIONS

      Prior to 1997, the Company grew rapidly by acquisition. As noted previously, the Company's acquisition activity substantially decreased in 1997. While the Company anticipates a return to a prudent acquisition plan in 1998, there can be no assurances as to whether and when such activity will commence.

      In evaluating an acquisition candidate, the Company analyzes a number of strategic characteristics including the mix of services provided, the nature of services demanded in the market versus those currently provided by the candidate, the presence and strength of local competition, net revenues, operating income, insurance reimbursement and historical referral and volume patterns. The Company believes that there are and will continue to be many attractive acquisition opportunities because imaging center operators are finding it more difficult to compete independently as managed care becomes more prevalent.

The following is a list of the Company's completed acquisitions and centers opened:


DATE                     NAME                            LOCATION                BUSINESS                 OWNERSHIP %
----      -----------------------------------        ----------------     ---------------------           -----------

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
              Valley Presbyterian MRC                Van Nuys, CA         MRI                                 56.9

12/95     Modesto Imaging Center                     Modesto, CA          Multi-Modality Imaging               100

4/96      US Cancer Care Inc.                        Modesto, CA          Radiation Therapy Centers           50.1
6/96      US Imaging                                 Houston, TX          Imaging Chain                        100
5/96      Wilkes  Barre Imaging (2)                  Wilkes Barre, PA     MRI                                   60
7/96      Owner Diagnostic                           California           MSO                                 67.5
7/96      Allegheny MRI                              Pittsburgh, PA       Imaging Chain                        100
6/96      South Coast Radiologists                   Coos Bay, OR         Multi-Modality Imaging               100
6/96      Heights Imaging Center                     Haddon Heights, NJ   Multi-Modality Imaging               100
7/96      MediTek Health Corp.                       Miami, FL            Imaging Chain                        100
7/96      Ft. Lauderdale Regional MRI Center         Ft. Lauderdale, FL   MRI Center                           100
8/96      LINC Imaging                               California           Imaging Chain                        100
8/96      Integrated Health Concepts                 Houston, TX          Imaging Chain                         70
9/96      Alliance Group International               San Francisco, CA    Physician/Imaging Hospital          50.1
                                                                          Management Company
11/96     San Antonio Diagnostic Imaging             San Antonio, TX      Imaging Chain                        100
10/96     Medical Marketing Development              New York             Imaging Management Company           100
10/96     MRI of Monmouth                            Tinton Falls, NJ     MRI Center                           100
10/96     Narrows MRI                                Brooklyn, NY         MRI Center                           100
10/96     Metropolitan Imaging                       Garden City, NY      Multi-Modality Center                100
10/96     Grammercy MRI                              New York, NY         MRI Center                           100
11/96     Dayton Medical Imaging                     Dayton, OH           Imaging Chain                        100
11/96     Lee Imaging (3)                            New York, NY         Nuclear Imaging Chain                100
11/96     MICA                                       San Diego, CA        Imaging Chain - Fixed and Mobile     100

2/97      Medical Diagnostics, Inc. (1)              Boston, MA           Imaging Chain - Fixed and Mobile     100
8/97      Valley Open MRI (2)                        Sherman Oaks, CA     MRI                                  100

-----------------

(1) A contract for the sale of Medical Diagnostics, Inc. was signed on March 30, 1998. See "Recent Developments".
(2)  These centers were opened directly by the Company.
(3) During 1996, the Company acquired 80%. During 1997, the Company acquired the remaining 20%.

      The Company financed its acquisitions with cash, notes, equipment leases, assumption of indebtedness, public and private offerings of debt and equity securities and combinations of the foregoing and expects to finance future acquisitions, to the extent undertaken, similarly. The Company generally acquired at least an 80% interest in a center, but in certain cases only purchased a majority interest. In certain of the acquisitions, a portion of the consideration was held in escrow pending the attainment of certain agreed upon revenue or earnings targets of the acquired Facility. The Company also entered into long-term radiology agreements with radiologists who were owners of centers purchased by the Company. In connection with certain acquisitions, the Company entered into property leases at fair market value for the facility, many of which are with the physician partnership that was the seller of the center.

IMAGING OPERATIONS

      Diagnostic imaging services are performed on an outpatient basis by experienced radiological technicians. After the diagnostic procedures are completed, the images are reviewed by radiologists who have contracted with the Company. The radiologists prepare a report of the tests and their findings, which are delivered to the referring physician. Additionally, upon request, a report of any critical abnormality, or "stat report," is provided by phone as soon as the test is completed and evaluated.

      Each of the Company's Facilities have agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologists' compensation ranges between 8%-21% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The Company currently operates a majority of the Facilities out of four regional billing offices which bill and collect both for technical services and professional services of interpreting physicians at the Facilities. A few Facilities bill and collect independently on individual systems.

      Imaging revenues are dependent to a large extent upon the acceptance of outpatient diagnostic imaging procedures as covered benefits under various third-party payor programs. In order to receive reimbursement for these services, payment must be approved by private insurers or the Medicare and Medicaid reimbursement programs. Although the Company intends to continue its participation in such reimbursement programs, there can be no assurance that its imaging procedures will continue to qualify for reimbursement. See "Industry Overview".

CLIENTS AND PAYORS

      The Company is highly dependent on referrals from physicians who have no contractual obligation or economic incentive to refer patients to the Company's Facilities. Most Facilities currently receive referrals from several hundred physicians. If a sufficiently large number of physicians elected at any time to stop referring patients to the Company, it would have a material adverse effect on the Company's revenues and results of operations. In particular, due to the potential for disruption of the physician relationship in connection with the assumption of control of a Facility, there can be no assurance that the Company will retain all of the business conducted by that Facility at the time of its acquisition.

      In 1997, revenues from conventional indemnity insurance carriers accounted for approximately 22% of the Company's revenues, Medicare and Medicaid accounted for approximately 19% of revenues, managed care accounted for approximately 35% of revenues and the remainder was derived directly from patients and workers' compensation cases.

      The Company is a party to over 1,000 managed care contracts which require it to provide services on a fixed-fee for service basis. All Facilities are attempting to obtain additional managed care contracts.

      During the fourth quarter of 1996, the Company began to consolidate billing and collections out of four regional offices utilizing a new computer and software information system. Substantially all of the centers initially targeted to be converted onto the new system were completed by December 31, 1997. It is anticipated that the remaining targeted centers will be completed by mid-1998 upon resolution of operational issues. Some Facilities have experienced what appears to be a temporary cash collection reduction during the phase-in of the new system due to the complexity of collecting the accounts receivable on the prior computer systems while installing the new billing and collection system. In addition, the initial efficiency of the new centralized system was adversely impacted by various training and other operationally related problems. Aggressive measures have been, and continue to be taken, to collect accounts receivable from the predecessor billing and collection systems of various Facilities.

COMPETITION

      The market for diagnostic imaging services is highly competitive. The market is highly fragmented with over 2,200 outpatient diagnostic imaging centers nationwide and no dominant national imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more Facilities and more managed care organizations putting pricing pressure on the market. The Company competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own diagnostic imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including participation in healthcare plans, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

REGULATION AND GOVERNMENT REIMBURSEMENT

      OVERVIEW. The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers, increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the federal and state levels to regulate healthcare delivery in general and radiology services in particular. The Company believes that reductions in reimbursement for Medicare and Medicaid services may be implemented from time to time, which may lead to reductions in the reimbursement rates of other third party payors as well. The Company cannot predict the effect healthcare reforms may have on its business, and there can be no assurance that such reforms will not have a material adverse effect on the Company's operations. All of the Company's Facilities are subject to governmental regulation at the federal, state and local levels.

      Proposed Medicare rules which were published in the June and October 1997, respectively, require the development of a resource-based system for determining practice expense relative value units (RVU's). The final rule development has been delayed one year until January 1, 1999, with the proposed rules to be published on July 31, 1998. The delay in implementation was mandated by Congress to allow for a gathering of additional information, evaluation of costs and a new recommendation by HCFA. It is uncertain whether HCFA will modify the October 1997 proposed rules by suggesting higher or lower rates. The implications of this proposal, if left unchanged, for the diagnostic imaging technical component services would result in reductions in reimbursement; however, HCFA is considering a four-year phase-in period beginning January 1999. The final outcome to the proposed fee restructuring and the impact on diagnostic facilities, and on the Company, cannot be predicted at this time.

      REGULATION OF OUTPATIENT IMAGING SERVICES. The operation of outpatient imaging centers requires a number of licenses, including licenses for technical personnel and certain equipment. Licensure requirements may vary somewhat from state to state in the states in which the Company does business. The Company believes that it is in material compliance with applicable licensure requirements. The Company further believes that diagnostic testing will continue to be subject to strict regulation at the federal and state levels and cannot predict the scope and effect thereof.

      Diagnostic imaging centers performing mammography services must meet federal, and in some jurisdictions, state standards for quality as well as certification requirements. Under regulations issued by the Federal Food and Drug Administration ("FDA") pursuant to the Mammography Quality Standards Act of 1992 ("MQSA"), all mammography Facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each Facility providing mammography services must: undergo an annual mammography facility physics survey; be inspected annually and pay an annual inspection fee; meet qualification standards for interpreting physicians, mammography technologists, and medical physicists; meet certification requirements for adequacy and training and experience of personnel; meet quality standards for equipment and practices; and meet various requirements governing record keeping of patient files. Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's Facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

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

      Congress and the U.S. Department of Health and Human Services have taken various actions over the years to reduce reimbursement rates for radiology services and proposals to reduce rates further are anticipated. As noted above, there have been many proposals discussed within the last few years to further modify reimbursement. The Company is unable to predict which, if any, proposals will be adopted. Any reductions in Medicare reimbursement for radiology services could have a material adverse effect on the Company.

      REGULATION OF RADIOLOGY OWNERSHIP; FRAUD AND ABUSE. Medicare payment rules discourage physicians from maintaining an investment interest in radiology operations. The Omnibus Budget

Reconciliation Act of 1989 ("OBRA 89") contains provisions which, effective as of January 1, 1992, prohibit physicians from referring Medicare or Medicaid patients to clinical laboratories in which the physician has an economic interest. In 1993, Congress extended the physician self-referral prohibition, effective January 1, 1995, to entities providing other designated health care services, including radiology or other diagnostic services, including MRI, CAT scans and ultrasound services, and radiation therapy services. Violations of these provisions (collectively known as the "Stark Laws") may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties and/or exclusion from the Medicare, Medicaid and other state health care programs.

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

      In addition to federal restrictions, which are generally applicable to Medicare, Medicaid and other state health care patients, a number of states in which the Company operates Facilities have enacted prohibitions against physicians referring patients to entities with which they have a financial relationship (an ownership interest or compensation arrangement). Such state laws generally apply to all patients, not just participants in the Medicare and Medicaid programs. The Company has structured its acquisitions of physician-owned ventures and ongoing relationships with physicians in a manner which it believes does not raise significant issues under federal or state anti-kickback and self-referral regulations.

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

      INFECTIOUS WASTES. The Company is also subject to licensing and regulation under federal and state laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. The sanctions for failure to comply with these regulations may include denial of the right to conduct business, significant fines and criminal penalties, any of which, if imposed, could have a material adverse effect on the Company. The Company believes that it is in substantial compliance with all applicable laws and regulations relating to these materials.

INSURANCE

      The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the costs of defending, any such actions could be substantial. The Company currently maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage. In the event that a claim exceeds available coverage, the Company's financial condition and results of operations could be adversely and materially affected.

EMPLOYEES

      In February 1998, the Company reduced its workforce by approximately 137 employees. The Company does not currently anticipate additional significant staff reductions. As of March 31, 1998, the Company had approximately 1,312 full time and 175 part time employees, none of whom is represented under union contracts or other collective bargaining arrangements. The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES.

      During 1997, the Company maintained its executive offices, corporate accounting and certain administrative and other operations in West Palm Beach, Florida occupying approximately 13,400 square feet of leased space. Approximately 9,200 square feet was under lease and the balance was month to month. The lease has an annual rent of approximately $532,000 and expires in 2009. Due to the Company's rapid growth over the past few years, the amount of space at this facility became insufficient, and effective January 1998, the Company entered into a 10 year lease for up to approximately 23,200 additional square feet of office space at a separate location in West Palm Beach, Florida, where the Company has relocated its corporate accounting and certain other administrative operations. Annual rent on this new facility will be approximately $283,000. The Company is currently leasing 11,600 square feet at this location and, pursuant to the contract, the Company will further increase the size of the new office facilities by up to the full 23,200 square feet beginning in March 1999 under similar terms. Concurrent with the leasing of the new office facilities in January 1998, the Company reduced the amount of space used at its executive offices on a month to month basis by approximately 4,200 feet, resulting in a reduction in annual lease expense for the executive offices of approximately $168,000.

      The Company operates imaging centers that range in size from approximately 800 to 21,600 square feet. The Company also has 4 regional billing and operational centers, with leases expiring between 1997 and 2006. The aggregate lease expense in 1997 for such leases was approximately $1.5 million.

      The Company believes that its current facilities are in adequate condition and otherwise suitable for its current operations.

ITEM 3.      LEGAL PROCEEDINGS.

      In January 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make disclosure regarding the background of Keith Greenberg, who had provided consulting services to the Company through Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Four of the lawsuits have been dismissed and the two remaining suits have been heard in the United States District Court for the Southern District of Florida, and have been settled in principle pursuant to a Memorandum of Understanding (the "Memorandum") dated July 31, 1997 and a more detailed Stipulation of Settlement (the "Stipulation") filed with the Court on March 6, 1998. The Memorandum and Stipulation include a denial of any wrongdoing or liability by both the Company and the individually named defendants. In accordance with the terms of these documents, the parties agreed to settle all pending class action claims against the Company (including additional claims based on alleged misstatements of financial condition) for $5.9 million, payable $588,000 within ten days after signing; an additional $1.5 million ten days after Court approval of the proposed notice advising the class of the settlement; and the remaining $3.8 million no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. The second payment became due and was made on April 4, 1998 and the final payment is now due in late May 1998. The settlement is subject to a court approval process expected to take several months. The payments, when made, are to be deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company reached an agreement with its insurance carrier whereby the insurer has contributed $1.0 million toward the Company's settlement obligation in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company's former CEO, Jeffrey Goffman, has contributed $850,000 cash and $150,000 in debt forgiveness as described in more detail in Note 19 of the accompanying Notes to Consolidated Financial Statements. The Company is currently in negotiations in which it is seeking additional contribution from other third parties. There can be no assurance that the Company will be successful in these negotiations. During the quarter ended June 30, 1997, the Company recorded a provision for settlement of lawsuits in the amount of $4.9 million, comprising the $5.9 million settlement, net of the $1.0 million contribution from the insurance company. During the quarter ended September 30, 1997, a credit of $1.0 million was recorded in Settlement with Former Chief Executive Officer to reflect the contribution from Mr. Goffman.

      In addition to the class actions described above, two suits have been filed against the Company by sellers of diagnostic imaging centers who received the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding Keith Greenberg's background were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et. al. v. U.S. Diagnostic et. al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its common stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. In the second such suit (Sanders et. al.
v. US Diagnostic, et. al.), in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $6 per share for approximately 90,000 shares of the Company's Common Stock. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

      In September 1992, Medical Diagnostic, Inc. ("MDI") and its affiliate Greater Springfield MRI Limited Partnership ("Springfield") (through its general partner, Western Massachusetts Magnetic Resonance Services, Inc. a subsidiary of MDI ("WMMRS")), filed suits against Raytel Corporation, Inc. and certain other parties (collectively, the "Raytel Defendants") seeking a declaration, damages and equitable relief against the Raytel Defendants. Various counterclaims were filed against MDI seeking up to $8 million in damages and injunctive relief. The Company acquired MDI (of which Springfield and WMMRS are direct or indirect subsidiaries or affiliates) in February 1997. As part of this acquisition the seller, Advanced NMR Systems, Inc., agreed to indemnify the Company and MDI for losses incurred in connection with the foregoing litigation. The litigation, which was heard in the State Superior Court in California, was settled at no cost to the Company in October 1997.

      The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced in state court in Harris County, Texas to determine the respective stock interests of the Company, Don Ballard, Dr.

Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently, IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as President of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1.0 million based upon termination of his employment, to provide him with $250,000 of Company Common Stock, and to repurchase his IHC stock (and that of a key man trust established for his benefit) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC have vigorously contested such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997 and is currently under consideration by the Court. There can be no assurances that the Company will prevail. In March 1998, Mr. Ballard filed a request for additional trial proceedings contending that since the original trial in October 1997, the Company has denied his rights as a minority shareholder of IHC. The claims asserted against IHC and the Company by Dr. Mohammed Athari were fully settled and resolved without additional payments by either IHC or the Company.

      In 1997 the Securities and Exchange Commission ("SEC") initiated an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The inquiry appears to be focused on whether the disclosures with respect to Mr. Greenberg and Coyote Consulting were in compliance with the federal securities laws. The Company cooperated fully with the SEC.

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

      The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      At the Company's 1997 Annual Meeting of Stockholders held on November 5, 1997, the stockholders of the Company voted upon and elected the following directors and approved and adopted the following proposals:

    (A)   DIRECTOR NOMINEE            VOTES CAST FOR        VOTES WITHHELD
          ----------------            --------------        --------------

          C. Keith Hartley               18,714,763           1,408,690
          Laurans A. Mendelson (1)       18,558,765           1,564,688
          Joseph A. Paul                 18,520,131           1,603,322
          Gordon C. Rausser              18,551,931           1,571,522
          L. E. Richey                   18,796,781           1,326,672

    (B) Approved and ratified an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of authorized shares of the Company's Common Stock available for grant thereunder from 3,000,000 to 4,700,000 shares (5,284,867 votes were cast for this matter, 2,997,281 votes were cast against this matter and there were 174,587 abstentions and broker non-votes).

    (C) Approved and ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1997 (19,604,757 votes were cast for this matter, 451,124 votes were cast against this matter and there were 67,572 abstentions and broker non-votes).

          (1) Resigned on December 1, 1997. On January 20, 1998, Michael O'Hanlon, the Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. See Note 6 of Notes to Consolidated Financial Statements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock has traded under the symbol USDL on the NASDAQ National Market since October 9, 1995 and prior to that on the NASDAQ Small Cap Market since October 20, 1994. The following table sets forth the high and low bid information for the Company's Common Stock for each quarter within the two years ended December 31,1997 as reported by NASDAQ. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

                                                        HIGH       LOW
                                                       ------     -----
         1996
         ----
         January 1 through March 31, 1996.............  9         6
         April 1 through June 30, 1996................ 14 3/4     7
         July 1 through September 30, 1996............ 13 5/8     8 3/8
         October 1 through December 31, 1996.......... 13 3/4     7 7/8


         1997
         ----
         January 1 through March 31, 1997............. 13 3/8     5 7/8
         April 1 through June 30, 1997................  9 1/8     5
         July 1 through September 30, 1997............  9 7/8     6 3/8
         October 1 through December 31, 1997..........  8         3 3/32


      The number of record holders of the Company's Common Stock as of April 10,1998 was approximately 294.

      The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company has outstanding debt which prohibits the payment of dividends by the Company without the consent of the lender.

      As the Company previously disclosed, on July 3, 1997 a NASDAQ Listing Qualifications Panel determined that the Company was not in compliance with the net tangible assets test for continued listing on the NASDAQ National Market System, but determined after a hearing to grant the Company a waiver. Accordingly, while the Company does not presently meet all of the NASDAQ's continued listing criteria, the Company's securities remain listed on the NASDAQ National Market System pursuant to the waiver. NASDAQ has informed the Company that it will continue to monitor the Company's progress, and that it reserves the right, in the event there is a material change in the Company's operational or financial structure or character, to re-examine the appropriateness of the waiver.

      There can be no assurance that, if NASDAQ determines in the future that the Company's net tangible asset waiver is no longer effective, the Company will be able to meet the requirements for continued listing under NASDAQ's current listing standards of $5 per share minimum bid price contained in the new alternative listing standards (absent the occurrence of certain events such as a reverse stock split).

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below summarizes certain historical financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto included elsewhere herein. All prior-period earnings(loss) per share data have been restated to reflect the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective for the year ended Decemer 31, 1997.



                                                                                                      FROM JUNE 17,
                                                                                                          1993
                                                         FISCAL YEAR ENDED DECEMBER 31,                  (DATE OF
                                                                                                        INCEPTION)
                                                                                                           TO
                                                                                                         DECEMBER
                                                1997           1996           1995        1994           31,1993
                                             -----------    -----------    ----------   ---------     ------------

                                                               (In thousands, except per share amount)
STATEMENT OF OPERATIONS DATA
----------------------------
Net revenues                                 $   216,222    $   102,061    $   29,416   $   5,082        $   338
Income (loss) before extraordinary item         (116,712)        (6,331)        3,025        (640)          (194)
Extraordinary item                                  --             --             306        --             --
Net income (loss)                               (116,712)        (6,331)        3,331        (640)          (194)
Basic earnings (loss) per common share
   Income (loss) before extraordinary item         (5.26)          (.48)          .70        (.48)          (.29)
   Extraordinary item                               --             --             .07        --             --
   Net income (loss)                               (5.26)          (.48)          .77        (.48)          (.29)
Diluted earnings (loss) per common share
   Income (loss) before extraordinary item         (5.26)          (.48)          .64        (.48)          (.29)
   Extraordinary item                               --             --             .06        --             --
   Net income (loss)                               (5.26)          (.48)          .70        (.48)          (.29)
Cash dividends declared per common share            --             --            --          --             --

                                                                     As of December 31,

                                                     1997       1996         1995          1994           1993
                                              ----------     -----------   -----------  ---------        -------
                                                                       (In thousands)

BALANCE SHEET DATA
------------------
Total assets                                 $   287,999    $   339,023    $    57,279  $  13,892        $ 2,328
Total long-term obligations                      186,818        117,070         21,065      2,929           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

      The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment, continuing governmental budgetary constraints, reductions in reimbursement rates, changes in the mix of the Company's patients and other changes in reimbursement for healthcare services, and other factors, which may put downward pressure on revenue per scan. See also "Business--Clients and Payors" and "Business--Regulations and Government Reimbursement".

         RECENT DEVELOPMENTS

      During the first quarter of 1998 the Company developed a strategy to reduce debt and increase cash flows consisting of the following: (i) implement a cost reduction plan which includes a significant reduction in nonessential staff and other consolidation synergy, heretofore not applied. The aggregate reduction of these employee-related expenses is expected to save approximately $5 million annually; (ii) divest non-core assets and focus upon the Company's core business. In addition to the MDI transaction described below, the Company is currently reviewing other non-core assets and will pursue other such sales as warranted; (iii) seek to refinance the Company's long term debt, and (iv) once the first three steps have been accomplished, institute a sustained strategy of prudent acquisitions and new center development.

      On March 30, 1998, the Company entered into a definitive agreement to sell certain non-core assets, specifically the Company's mobile subsidiary Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.6 million in cash less debt to be assumed of approximately $6.5 million. The transaction agreement, which is subject to Hart-Scott-Rodino clearance, is expected to close in May 1998. The proceeds of the sale will be used to reduce the Company's debt and to bolster the Company's cash reserves. Mobile imaging operations do not conform with the Company's core business of fixed site MRI and mutimodality imaging centers.

      In the year ended December 31, 1997, the Company recorded a non-cash impairment charge of $92.9 million. The majority of acquired businesses and imaging centers which comprise the Company were purchased in 1996. Therefore 1997 was the first year of uninterrupted operation for such acquired entities as a part of the Company's consolidated group. During 1997, current management became aware that many of the acquired centers were not performing as originally projected. At year-end all acquired businesses were analyzed in depth, in light of the additional operating data during the period of the Company's ownership, to determine whether such shortfalls in performance were of a temporary nature and if current and expected future operating income would be sufficient to cover annual amortization of intangible and long-lived assets acquired. Management has recorded impairment losses for the difference between the fair value and carrying value of those centers for which the sum of the expected cash flows does not cover the carrying value of the assets acquired. Management is currently investigating the causes of such performance shortfalls including, in some cases, to what extent the impairment losses are a result of misrepresentations by sellers. For additional information see Notes 2, 4, 5 and 23 to Consolidated Financial Statements.

The following table sets forth items of income and expense as a percentage of total revenues:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1997      1996      1995
                                                                 ------    ------    ------
REVENUE
     Net patient revenue                                          88.3 %    88.8 %   100.0 %
     Other revenue                                                11.7      11.2       0.0

    TOTAL REVENUE                                                100.0     100.0     100.0
                                                                 -----     -----     -----
OPERATING EXPENSES
     General and administrative                                   76.6      70.7      66.2
     Asset impairment losses                                      42.9        .4       --
     Bad debt expense                                              8.2       3.9       2.0
     Depreciation                                                  8.9       6.5       7.4
     Amortization                                                  5.0       4.6       2.8
     Loss on settlement of lawsuits                                2.6       2.1      --
     Settlement with Former Chief Executive Officer                 .8      --        --
     Stock based compensation                                       .6       2.1        .7
     Compensation to terminated consultant                        --         5.5        .5
     Loss on sale of stock of subsidiaries, net                   --         3.0      --
                                                                 -----     -----     -----

    TOTAL OPERATING EXPENSES                                     145.6      98.8      79.6
                                                                 -----     -----     -----

INCOME (LOSS) FROM OPERATIONS                                    (45.6)      1.2      20.4

OTHER INCOME (EXPENSE)
     Interest expense                                             (8.8)     (8.8)     (4.3)
     Interest and other income (expense)                            .5       2.3      (1.0)
     Gain on marketable equity securities                           .2      --        --
     Non-cash finance charge                                      --        --        (1.4)
                                                                 -----     -----     -----

    TOTAL OTHER INCOME (EXPENSE)                                  (8.1)     (6.5)     (6.7)
                                                                 -----     -----     -----
Income (loss) before minority interest, provision (benefit)
     for income taxes and extraordinary item                     (53.7)     (5.3)     13.7

Minority interest in income of subsidiaries                        1.1       1.5       1.0
Provision (benefit) for income taxes                               (.8)      (.6)      2.5
                                                                 -----     -----     -----
     INCOME (LOSS) BEFORE EXTRAORDINARY  ITEM                    (54.0)    ( 6.2)     10.3
                                                                 -----     -----     -----
Extraordinary item, net of taxes                                  --        --         1.0
                                                                 -----    ------     -----
     NET INCOME (LOSS)                                          (54.0) %  ( 6.2) %    11.3 %
                                                                =====     =====      =====

      YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

      Revenue for 1997 increased over 1996 revenues by approximately 212 percent reflecting increased scan volumes resulting primarily from the Company's growth through acquisitions. Despite this increase in revenues, for the year ended December 31, 1997, the Company incurred a net loss of $116.7 million as compared to a net loss for the prior year of $6.3 million.

      The loss for 1997 is primarily attributable to a $92.9 million charge related to impairment losses more fully discussed above in "Recent Developments". The 1997 loss also reflects approximately $17.6 million of bad debt expense, which increased as a percentage of revenues to approximately 8.2 percent in 1997 from 3.9 percent in 1996. This increase in bad debt expense is attributable both to the Company's overall growth, and to an increase in accounts receivable resulting from a failure to fully collect receivables on the older billing and collection systems during the phase-in of a new billing and collection system. The new system was affected adversely by training and operational related problems as well as by the installation complexity. In addition, collections were negatively affected by inefficiencies in realizing receivables in respect to patient co-payments and deductibles. Despite the devotion by the Company of providing additional resources to resolve these problems, there can be no assurance that the Company's efforts will result in a satisfactory level of collections or permit a future reduction in bad debt expense. See "Liquidity and Capital Resources" below.

      General and administrative expenses for 1997 increased $93.4 million from $72.2 million in 1996 to $165.6 in 1997 and increased as a percentage of revenue from 70.7% in 1996 to 76.6% in 1997. The percentage increase equates to approximately $12.8 million and is primarily the result of increased legal and professional fees associated with the various legal and regulatory matters discussed more fully in Notes 10, 19 and 20 of Notes to Consolidated Financial Statements. In addition, the Company separately recorded a $5.7 million loss in connection with the settlement of litigation. See Note 20 of Notes to Consolidated Financial Statements.

      Depreciation and amortization expense as a percentage of revenues increased to 13.9 percent from 11.1 percent. This increase is attributable to higher levels of property and equipment and goodwill associated with the acquisition of Medical Diagnostics, Inc. ("MDI").

       Interest expense also increased significantly as a result of the Company's higher borrowings incurred to support its growth, capital expenditures related to the construction and expansion of existing Facilities, as well as the replacement and enhancement of equipment, and the deficit in operating cash flow.

       YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

       Net revenues increased $72.6 million from $29.4 million in 1995 to $102.1 million in 1996. The net revenue increase reflects (i) primarily the acquisition of Facilities which accounted for approximately $70 million of the increase, and
(ii) enhanced marketing efforts by the Company.

       General and administrative expenses for 1996 increased $52.7 million from $19.5 million in 1995 to $72.2 million in 1996, and increased as a percentage of net revenues from 66.2% to 70.7%. The increase in expense relates to (i) the acquisition of imaging centers, (ii) the increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative operations at its headquarters and regional operating offices and (iii) legal, accounting and other general expenses. Bad debt expense also increased $3.4 million from $577,000 in 1995 to $4.0 million in 1996. This was related to the increase in net revenues discussed above and specified write-offs of certain accounts receivable.

       Amortization expense resulting from the goodwill and other intangibles arising from acquisitions increased $3.8 million from $834,000 in 1995 to $4.6 million in 1996.

       Depreciation expense increased $4.4 million from $2.2 million in 1995 to $6.6 million in 1996, primarily due to the acquisitions during the year and a full year's depreciation of 1995 acquisitions.

       Interest expense increased $7.7 million from $1.3 million in 1995 to $9.0 million in 1996. This resulted primarily from the convertible debenture financing of $57.5 million at 9% interest which was consummated in March 1996, and also as a result of equipment and other debt associated with acquisitions. Included in interest and other income is interest income of $2.3 million in 1996, an increase of $2.1 million over 1995. Such increase was due to the proceeds raised from the debentures as well as from conversion of warrants during 1996 which increased cash balances for portions of the year 1996.

       In addition, during 1996 the Company recognized $5.6 million of compensation expense related to Coyote Consulting (see Note 12 of Notes to Consolidated Financial Statements). Further, the Company recognized $2.1 million of expenses in relation to losses on settlements of claims (see Note 10 of Notes to Consolidated Financial Statements), and Stock-based compensation increased $2.0 million from $213,000 in 1995 to $2.2 million in 1996 as a result of issuance of Common Stock to employees and directors, as well as non-employees. The Company also incurred a net loss on the sale of its clinical blood labs of $3.4 million.

       For the year ended December 31, 1996 a net loss of $6.3 million was generated. This was significantly impacted by certain non-recurring or unusual expenses such as: (i) $5.6 million of compensation expense related to Coyote Consulting; (ii) $2.1 million of expenses related to losses on settlements of claims; (iii) $3.4 million of a net loss on the sale of the Company's clinical blood labs; and (iv) $3.2 million of unusual accruals associated with legal and accounting fees.

Liquidity and Capital Resources

      For information regarding the Company's credit facilities and certain contingencies related thereto, see Note 6 of Notes to Consolidated Financial Statements.

      At December 31, 1997, the Company had working capital of $14.6 million, compared to $6.4 million at December 31, 1996. The increase was primarily due to borrowings under the Company's credit facilities. The Company's primary short term liquidity requirements include the current portion of long term debt and capital leases, other current liabilities, including $5.3 million payable in connection with the settlement of certain shareholder litigation described more fully in Note 20 of Notes to Consolidated Financial Statements, and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and improvements in the Company's management information systems. The Company had approximately $17.5 million in cash at year end 1997. Long term liquidity requirements at December 31, 1997 include $186.8 million in long term debt and capitalized leases of which $64.5 million is due during 1999, $22.8 million is due during 2000 and the balance is due thereafter.

      Net cash used in operating activities was $7.8 million during 1997 compared to $6.7 million in cash provided by operating activities during 1996, primarily resulting from growth in accounts receivable and the legal, accounting and other professional fees described above.

      Net cash used in investing activities was $37.6 million for 1997 compared to $122.0 million in 1996. Cash used in investing activities primarily relates to acquisitions and equipment purchases.

       Net cash from financing activities was $44.3 million during 1997 compared to $129.5 million in 1996. This included proceeds from borrowings totaling $78.7 million, the exercise of stock options totaling $106,000 and the repayment of capital lease and debt obligations totaling $34.6 million.

      During 1997, but for borrowings under the facilities described in Notes 6 and 8 of Notes to Consolidated Financial Statements, the Company's cash position deteriorated as a result of higher legal and accounting fees related to regulatory matters and litigation described in "Business - Legal Proceedings, Market for Registrant's Common Equity and Related Stockholder Matters," and Notes 10 and 20 of Notes to Consolidated Financial Statements, the repayment of $34.6 million in debt incurred to acquire Facilities and the payment of $18.9 million in capital expenditures to upgrade and replace imaging equipment and management information system enhancements. In addition, cash balances were negatively affected by an increase in bad debt expense and accounts receivable resulting from a failure to fully collect receivables from third party payors, in part as a function of the Company's conversion to a new centralized billing and collection system and in part, as a function of inefficiencies in realizing on the collection of patient copayments and deductible payments. This reduction in cash balances has continued during the first quarter of 1998 and in response, the Company has devoted additional resources to the collection of accounts receivable and implemented intense remedial efforts with respect thereto. The Company has also identified the strategy described above, including the sale of MDI, as well as the potential sale of other non-core assets. See "Overview and "Recent Developments". If the Company's strategy is not sufficient or if collections cannot be improved to the extent necessary, the Company's liquidity and financial condition could be materially and adversely affected. In addition, if the uncertainties with respect to the Company's credit facilities described in Note 6 of Notes to Consolidated Financial Statements cannot be satisfactorily resolved, the Company may be required to pay down or refinance all or a portion of such credit facilities. In any such event the Company would likely need to seek new financing, either through an equity offering, additional borrowings or asset sales. There can be no assurance that the Company would be able to obtain such new financing or effect such asset sales in a timely fashion or upon acceptable terms, or if at all.

       For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Item 3 - Legal Proceedings,
Item 4 - Market for Registrant's Common Equity and Related Stockholder Matters and Note 20 of Notes to Consolidated Financial Statements.

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE

      The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Many existing computer programs use only two digits to identify a year in the date field. The issue is whether such code exists in the Company's mission-critical applications and if that code will produce accurate information with relation to date-sensitive calculations after the turn of the century.

      The Company has completed a thorough review of its material computer applications. In 1996, the Company began installing a new $9.5 million state-of-the-art billing and collection system as well as a new accounting system. These new systems are Year 2000 compliant. There are many facility systems acquired by the Company as a result of its acquisitions which may not be Year 2000 compliant. However, the Company anticipates that all such systems will be replaced by its new systems before the year 2000. The Company has received written confirmation from its vendors that its new systems are currently Year 2000 compliant or will be made Year 2000 compliant before year 2000. The cost to be incurred by the Company relating to the year 2000 compliance for these systems is currently not expected to be material.

      The Company has initiated a program to determine whether the computer applications of its significant payors and suppliers will be upgraded in a timely manner. The Company has also initiated a program to determine whether embedded applications which control certain medical and other equipment will be affected. The Company has not yet completed these reviews. The nature of the Company's business is such that any failure to these types of applications may have a material adverse effect on its business.

      Because of the many uncertainties associated with Year 2000 compliance issues, and because the

Company's assessment is necessarily based on information from third party-vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page 29 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective June 13, 1996 the Company changed its independent accountants from Moore Stephens, P.C. formerly known as Mortenson and Associates, P.C. ("Mortenson") to Arthur Andersen LLP because of its desire to have a "Big Six" accounting firm as its auditor. The Mortenson's report on the Company's financial statements for the two years ended December 31, 1995 did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Board of Directors of the Company. Since January 1, 1994, there were no disagreements with Mortenson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. No reportable events as defined under Rule 304(a)(1)(v) of Regulation S-K occurred since January 1, 1994. In addition, no reportable events as defined under 304(a)(2) of Regulation S-K occurred since January 1, 1994.

                                    PART III

      The information required in Part III of this Form 10-K will be filed with the SEC pursuant to General Instruction G (3) to Form 10-K in an amendment to this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents Filed as Part of this Report

         (1) Financial Statements

             See "Item 8. Financial Statements and Supplementary Data" for Financial Statements included in this Annual Report on Form 10-K.

         (2) Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1997 is submitted herewith.

         (3) Exhibits -- (See Index to Exhibits included elsewhere herein.)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    US DIAGNOSTIC INC.

Date: April 14,  1998               By: /s/ JOSEPH A. PAUL
                                       ------------------
                                            Joseph A. Paul
                                            Chief Executive Officer, President,
                                            and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                                TITLE                                               DATE
----                                -----                                               ----

/s/ L.E. RICHEY, MD               Co-Chairman of the Board and Director               April 14, 1998
--------------------------
L.E Richey, MD

/s/ C. KEITH HARTLEY              Co-Chairman of the Board and Director               April 14, 1998
--------------------------
C. Keith Hartley

/s/ JOSEPH A. PAUL                Chief Executive Officer, President                  April 14, 1998
--------------------------        and Director (Principal Executive Officer)
Joseph A. Paul

/s/ J. WAYNE MOOR                 Executive Vice President, Chief Financial            April 14, 1998
--------------------------        Officer and Assistant Secretary    (Principal
J. Wayne Moor                     Financial Officer and Principal Accounting
                                  Officer)

/s/ GORDON RAUSSER                Director                                             April 14, 1998
--------------------------
Gordon Rausser

/s/ MICHAEL O'HANLON             Director                                              April 14, 1998
---------------------------
Michael O'Hanlon

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger, dated as of August 1,1996, among the Company, MICA Acquiring Corporation, a California corporation and Medical Imaging Centers of America., a California Corporation.(11)
3.1      Certificate of Incorporation of the Registrant.(1)
3.2      Bylaws of the Registrant.(2)
4.1      Form of Unit Purchase Option.(1)
4.2      Form of Warrant Agreement.(1)
4.3      Escrow Agreement.(1)
4.4 Indenture relating to 9% Subordinated Convertible Debentures by the Company to American Stock Transfer & Trust Company, as Trustee, dated as of March 29, 1996.(14)
4.5      Registration Rights Agreement.(14)
4.6 Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001. (17)
4.7 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debentures dated as of March 24, 1998.
10.1     1993 Stock Option Plan.(1)
10.2 Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P.(1)
10.3     Employment Agreement with Robert Burke, M.D.(1)
10.4     Equipment Lease with Ventura Partners.(1)
10.5     Lease between the Company and United Properties Co.(1)
10.6 Asset Purchase Agreement dated as of December 31, 1994 among the Company, Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.7 Equipment Lease dated as of December 31, 1994 between Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.8 Property Lease dated as of December 31, 1994 among Santa Fe Imaging Center, Ltd. and Santa Fe Imaging Center Inc., a subsidiary of the Company.(2)
10.9 Asset Purchase Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.10 Radiology Agreement dated as of February 27, 1995 between Stephen Raskin, M.D., P.C. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.11 Management Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.12 Escrow Agreement dated as of February 27, 1995 among the Company, Open Air MRI, Inc., Community Radiology of Virginia, Inc. and CROV Acquisition Corp., a subsidiary of the Company.(3)
10.13    Guaranty dated as of February 27, 1995.(3)
10.14 Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.15 Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(4)
10.16    1995 Long Term Incentive Plan.(5)
10.17    Consulting Agreement with Gordon Rausser.(5)
10.18    Consulting Agreement with Coyote Consulting.(5)
10.19    Consulting Agreement with Sawgrass Consulting.(5)
10.20 Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(6)
10.21 Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(6)
10.22 Employment Agreement dated as of August 1, 1995 between the Company and David Cohen.(6)

10.23    Amendment to Employment Agreement of Jeffrey Goffman.(7)
10.24    Amendment to Coyote Consulting Agreement.(7)
10.25 Merger Agreement dated as of February 27, 1996 among the Company, U.S. Imaging, Inc. and U.S.I. Acquisition Inc., a subsidiary of the Company.(8)
10.26 Escrow Agreement dated as of June 4, 1996 among the Company and the Reese General Trust.(8)
10.27 Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company.(9)
10.28 Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group.(9)
10.29 Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul.(9)
10.30 Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch.(9)
10.31 Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw. (9)
10.32 Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation.(10)
10.33 Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation.(10)
10.34 Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg.(12)
10.35 Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(15)
10.36 Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc.(15)
10.37 Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman.(15)
10.38 Amended and restated Employment Agreement dated August 9, 1996 between the Company and Todd R. Smith.(15)
10.39    Employment Agreement dated June 30, 1995 between the Company and Amos
         F. Almand, III.(15)
10.40 Employment Agreement dated October 15, 1996 between the Company and Len Platt.(15)
10.41 Employment Agreement dated May 1, 1996 between the Company and Alan M. Winakor.(15)
10.42 Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo.(15)
10.43 Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.(15)
10.44 Memorandum of Understanding.(16) 10.45 Settlement Agreement and General Release dated July 11,1997 between the Company and Jeffrey Goffman.
         (17)
10.46 Escrow Agreement between the Company, Jeffrey Goffman and Roberto Martinez. (17)
10.47    Promissory Note between the Company and Jeffrey Goffman. (17)
10.48    Voting Agreement between the Company and Jeffrey Goffman. (17)
10.49 Employment Agreement dated June 18, 1997 between the Company and Wayne Moor. (17)
10.50 Employment Agreement dated October 20, 1997 between the Company and Leon Maraist. (18)
10.51 Settlement Agreement and General Release dated September 30, 1997 between the Company and Jeffrey Goffman. (18)
10.52 Form of Loan and Security Agreement among Medical Diagnostics Inc., the Company and DVI Financial Services Inc. dated September 29, 1997. (18)
10.53 Form of Secured Promissory Note due October 1, 2002 by Medical Diagnostics Inc. to DVI Financial Services Inc. (18)
10.54 Unconditional Continuing Guaranty dated September 29, 1997 for the benefit of DVI Financial Services Inc. by the Company.(18)
10.55 Stock Pledge Agreement dated September 29, 1997 between the Company DVI Financial Services Inc. and DVI Business Credit Corporation. (18)
10.56 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (18)
10.57 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (18)
10.58 Letter of Agreement dated September 29, 1997 between the Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997. (18)

16.1 Letter re change in certifying accountant from Mortenson and Associates, P.C.(8)
21       Subsidiaries.
23.1     Consent of Authur Andersen LLP
23.2     Consent of Moore Stephens, P.C.
27       Financial Data Schedule.
99.1     Press release dated January 29, 1997.(12)
99.2 Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants.(12)
99.3     Permanent Injunction against Keith Greenberg.(12)
99.4     Information and Guilty Plea by Keith Greenberg.(12)
99.5     Press Release of U.S. Diagnostic Inc. dated February 3, 1997.(13)
99.6     Press Release of U.S. Diagnostic Inc. dated July 31, 1997.(16)

-----------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 73414).
(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
(3) Incorporated by reference to the Company's Report on Form 8-K dated February 27, 1995.
(4) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 93536).
(6) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.
(8) Incorporated by reference to the Company's Report on Form 8-K dated June 5, 1996.
(9) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996.
(10) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996.
(11) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
(12) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.
(13) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.
(14) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.
(15) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.
(16) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.
(17) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(18) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent  Certified Public Accountants (1997 and 1996)..........................       F-1

Independent Auditor's Report (1995)..........................................................       F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996.................................       F-3

Consolidated Statements of Operations for each of the three years ended
   December 31, 1997.........................................................................       F-5

Consolidated Statements of Cash Flows for each of the three years ended
   December 31, 1997...........................................................................     F-6

Consolidated Statements of Stockholders' Equity for each of the three years
   ended December 31, 1997...................................................................       F-8

Notes to Consolidated Financial Statements...................................................       F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of US Diagnostic Inc.:

         We have audited the accompanying consolidated balance sheets of US Diagnostic Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Diagnostic Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the two years in the period ended December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


West Palm Beach, Florida,
April 13, 1998.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of US Diagnostic Inc. [formerly U.S. Diagnostic Labs Inc.] and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for the year ended December 31, 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                              MOORE STEPHENS, P.C.
                          Certified Public Accountants


Cranford, New Jersey,
February 20, 1996.

(Except for Note 22 as to which the date is May 10, 1996)


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

In thousands, except share data

ASSETS                                                                                  1997         1996
                                                                                     ---------    ---------
    CURRENT ASSETS
         Cash and cash equivalents                                                   $  17,460    $  18,641
         Accounts receivable, net of allowance for bad debts of $17,312
             and $9,670 in 1997 and 1996, respectively                                  52,270       38,266
         Other receivables, net of allowance for bad debts of $0
             and $923 in 1997 and 1996, respectively                                     6,467        9,615
         Investment in marketable equity securities ($6,425 at cost)                      --          7,280
         Prepaid expenses and other current assets                                       7,731        6,003
                                                                                     ---------    ---------
             TOTAL CURRENT ASSETS                                                       83,928       79,805
                                                                                     ---------    ---------
    PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
        of $25,330 and $11,825 in 1997 and 1996, respectively                           91,567       79,946

    INTANGIBLE ASSETS, net of accumulated amortization of $13,890
        and $4,899 in 1997 and 1996, respectively                                      103,898      163,675

    OTHER ASSETS                                                                         4,277        5,398

    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                            4,329       10,199
                                                                                     ---------    ---------
        TOTAL ASSETS                                                                 $ 287,999    $ 339,023
                                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
         Accounts payable and accrued expenses                                       $  26,418    $  21,054
         Shareholder class action settlement payable                                     5,288         --
         Current portion of long-term debt                                              18,590       27,336
         Obligations under capital leases - current portion                              9,155       10,291
         Other current liabilities                                                       7,350        6,358
         Purchase price due on companies acquired                                        2,485        8,338
                                                                                     ---------    ---------
             TOTAL CURRENT LIABILITIES                                                  69,286       73,377
                                                                                     ---------    ---------
         Subordinated convertible debentures                                            56,246       56,007
         Long-term debt, net of current portion                                        118,999       42,359
         Obligations under capital leases, net of current portion                       11,573       18,704
         Other liabilities                                                               4,729        6,914
                                                                                     ---------    ---------
             TOTAL LIABILITIES                                                         260,833      197,361
                                                                                     ---------    ---------

    MINORITY INTEREST                                                                    1,826        8,150

    COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)                                       --           --

    STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued        --           --
         Common stock, $.01 par value; 50,000,000 shares authorized; 22,889,633 and
         23,749,217 shares issued and outstanding in 1997 and 1996, respectively           229          237
         Additional paid-in capital                                                    147,850      141,941
         Unrealized gain on marketable equity securities, net of tax                      --            526
             Deferred stock-based compensation                                          (2,192)      (5,357)
         Accumulated deficit                                                          (120,547)      (3,835)
                                                                                     ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                                  25,340      133,512
                                                                                     ---------    ---------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $ 287,999    $ 339,023
                                                                                     =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

In thousands, except per share data
                                                                    YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1997         1996         1995
                                                              ---------    ---------    ---------
REVENUE
     Net patient revenue                                      $ 190,839    $  90,587    $  29,416
     Other revenue                                               25,383       11,474         --
                                                              ---------    ---------    ---------
       TOTAL REVENUE                                            216,222      102,061       29,416
                                                              ---------    ---------    ---------
OPERATING EXPENSES
     General and administrative                                 165,549       72,200       19,485
     Asset impairment losses                                     92,853          390         --
     Bad debt expense                                            17,630        4,016          577
     Depreciation                                                19,232        6,595        2,170
     Amortization                                                10,790        4,649          834
     Loss on settlement of lawsuits                               5,739        2,125         --
     Settlement with Former Chief Executive Officer               1,809         --           --
     Stock-based compensation                                     1,261        2,168          213
     Compensation to terminated consultant                         --          5,597          138
     Loss on sale of stock of subsidiaries, net                    --          3,077         --
                                                              ---------    ---------    ---------
       TOTAL OPERATING EXPENSES                                 314,863      100,817       23,417
                                                              ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS                                   (98,641)       1,244        5,999

OTHER INCOME (EXPENSE)
     Interest expense                                           (19,114)      (8,974)      (1,276)
     Interest and other income (expense)                          1,225        2,375         (275)
     Gain on marketable equity securities                           407         --           --
     Non-cash finance charge                                       --           --           (414)
                                                              ---------    ---------    ---------
       TOTAL OTHER INCOME (EXPENSE)                             (17,482)      (6,599)      (1,965)
                                                              ---------    ---------    ---------
Income (loss) before minority interest, provision (benefit)
     for income taxes and extraordinary item                   (116,123)      (5,355)       4,034

Minority interest in income of subsidiaries                       2,428        1,576          280
Provision (benefit) for income taxes                             (1,839)        (600)         729
                                                              ---------    ---------    ---------
     INCOME (LOSS) BEFORE EXTRAORDINARY  ITEM                  (116,712)      (6,331)       3,025
                                                              ---------    ---------    ---------
Extraordinary item, net of taxes                                   --           --            306
                                                              ---------    ---------    ---------
      NET INCOME (LOSS)                                       $(116,712)   $  (6,331)   $   3,331
                                                              =========    =========    =========
BASIC EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item                  $   (5.26)   $    (.48)   $     .70
     Extraordinary item                                            --                         .07
                                                              ---------    ---------    ---------
       Net income (loss)                                      $   (5.26)   $    (.48)   $     .77
                                                              =========    =========    =========
Average common shares outstanding                                22,182       13,272        4,304
                                                              =========    =========    =========
DILUTED EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item                  $   (5.26)   $    (.48)   $     .64
     Extraordinary item                                            --           --            .06
                                                              ---------    ---------    ---------
     Net income (loss)                                        $   (5.26)   $    (.48)   $     .70
                                                              =========    =========    =========
     Average common and dilutive equivalent shares
         outstanding                                             22,182       13,272        4,771
                                                              =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

In thousands

                                                                                                        RETAINED        TOTAL
                                            COMMON      COMMON    PAID-IN    UNREALIZED   DEFERRED      EARNINGS     STOCKHOLDERS'
                                            SHARES      STOCK     CAPITAL      GAIN     COMPENSATION    (DEFICIT)       EQUITY
                                            ------      ------    --------   ---------- ------------    ---------    -------------
 BALANCE - JANUARY 1, 1995                   4,079      $ 41      $  9,431      $--       $  (599)      $  (835)      $   8,038

 Warrants exercised                            235         2           802       --          --            --               804

 Common stock issued for
   acquisitions                                684         7         2,981       --          --            --             2,988

 Restricted stock issued                       150         1           524       --          (525)         --              --

 Common stock issued to
   unrelated individuals                        28       --            138       --          (138)         --              --

 Common stock issued -
   secondary offering                        1,857        19         9,078       --          --            --             9,097

Amortization of deferred
   compensation                               --         --           --         --           235          --               235

 Net income                                   --         --           --         --          --           3,331           3,331
                                            ------      ----      --------      ----      -------       -------       ---------

 BALANCE - DECEMBER 31, 1995                 7,033        70        22,954       --        (1,027)        2,496          24,493
                                            ------      ----      --------      ----      -------       -------       ---------
 Common stock and options
   issued for acquisitions                   3,046        30        15,346       --          --            --            15,376

   Stock options exercised                     211         2         1,074       --          --            --             1,076

 Compensation cost - stock
   options granted                            --         --          2,780       --        (2,559)         --               221

  Warrants exercised                        13,129       131        90,362       --          --            --            90,493

 Common stock issued in
   settlement of litigation                     88         1           778       --          --            --               779

Restricted stock issued                       --         --          4,867       --        (4,867)         --              --

   Common stock issued to
   cancel consulting agreement                  93         1           580       --          --            --               581

 Common stock issued for
   debt conversion                             149         2           761       --          --            --               763

 Fair value of detachable warrants -
   convertible debentures                     --         --          1,672       --          --            --             1,672

 Income tax benefit from options
   exercised                                  --         --            767       --          --            --               767

 Unrealized gain - marketable
   equity securities                          --         --           --         526         --            --               526

 Amortization of deferred compensation        --         --           --         --         3,096          --             3,096

 Net loss                                     --         --           --         --          --          (6,331)         (6,331)
                                            ------      ----      --------      ----      -------       -------       ---------

 BALANCE -DECEMBER 31, 1996                 23,749      $237      $141,941      $526      $(5,357)      $(3,835)      $ 133,512
                                            ------      ----      --------      ----      -------       -------       ---------


The accompanying notes to consolidated financial statements are an integral part of these statements.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

In thousands

                                                                                                     RETAINED        TOTAL
                                      COMMON      COMMON      PAID-IN    UNREALIZED    DEFERRED      EARNINGS     STOCKHOLDERS'
                                      SHARES      STOCK       CAPITAL       GAIN     COMPENSATION   (DEFICIT)        EQUITY
                                      ------      ------     ---------   ----------  ------------   ----------    -------------

BALANCE - JANUARY 1, 1997             23,749      $ 237      $ 141,941      $ 526      ($5,357)     ($  3,835)     $ 133,512

Release of escrow shares related
  to 1996 acquisitions                  --         --            4,185       --           --             --            4,185

Issuance of contingent shares
   related to 1996 acquisitions           79          1            528       --           --             --              529

Cancellation of escrow shares         (1,164)       (11)            11       --           --             --             --

Sale of marketable equity
  securities                            --         --             --         (526)        --             --             (526)

Stock options exercised                   17       --               73       --           --             --               73

Bridge warrants exercised                  7       --               34       --           --             --               34

Restricted stock issued                  202          2            438       --           (440)          --             --

Deferred compensation
  component of settlement
  with former executive officer         --         --             --         --          2,344           --            2,344

Amortization of deferred
  compensation                          --         --             --         --          1,261           --            1,261

Adjustment of income tax
  benefit from options exercised        --         --             (767)      --           --             --             (767)

Warrants issued in connection
  with financing agreement              --         --            1,407       --           --             --            1,407

 Net loss                               --         --             --         --           --         (116,712)      (116,712)
                                     -------      -----      ---------      -----      -------      ---------      ---------

BALANCE - DECEMBER 31, 1997           22,890      $ 229      $ 147,850        $--      $(2,192)     $(120,547)     $  25,340
                                     =======      =====      =========      =====      =======      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

 In thousands
                                                                  YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               1997         1996         1995
                                                            ---------    ---------    ---------
OPERATING ACTIVITIES
  Net income (loss)                                         $(116,712)   $  (6,331)   $   3,331
       Adjustments to reconcile net income (loss) to net
          cash provided by (used in) operating activities:
       Asset impairment losses                                 92,853          390         --
       Depreciation and amortization                           30,022       11,244        3,003
       Bad debt expense                                        17,630        4,016          577
       Deferred income tax provision (benefit)                 (3,002)      (2,814)         582
       Stock-based compensation expense                         1,261        3,317          235
       Amortization of non-cash financing and other costs         239          544          414
       Minority interest in income of subsidiaries              2,428        1,576          280
       Gain on sale of marketable securities                     (406)        --           --
       Loss on settlement of lawsuits                           5,739        2,125         --
       Settlement with former CEO                               1,809         --           --
       Loss on sale of fixed assets                               225         --           --
       Common stock issued to cancel consulting agreement        --            581         --
       Common stock issued for settlement of claims              --            779         --
       Gain on sale of subsidiary                                --           (313)        --
       Loss on sale of subsidiary                                --          3,389         --
       Gain on extinguishment of debt                            --           --           (510)

 Changes in Assets and Liabilities
     (Increase) decrease in:
       Accounts receivable                                    (26,991)     (10,807)      (3,372)
       Other receivables                                       (5,622)      (2,618)         430
       Prepaid expenses                                         1,063       (1,950)        (763)
       Other assets                                             1,452       (1,049)         395

     Increase (decrease) in:
       Accounts payable and accrued expenses                   (3,199)         764          398
       Minority Interest (Partnership Distributions)           (3,470)        --           --
       Other liabilities                                       (3,158)       3,856          950
                                                            ---------    ---------    ---------
         Total adjustments                                    108,873       13,030        2,619
                                                            ---------    ---------    ---------
       NET CASH - OPERATING ACTIVITIES                         (7,839)       6,699        5,950
                                                            ---------    ---------    ---------
INVESTING ACTIVITIES
       Acquisitions, net of cash acquired                     (21,827)    (106,627)     (10,218)
       Equipment purchases                                    (18,858)      (3,807)      (1,747)
       Payment of purchase price due                           (5,258)        --           --
       Sale of marketable equity securities                     7,161       (6,425)        --
       Dispositions, net of cash                                1,887         --           --
       Investment in subsidiaries                                (724)      (6,732)        --
       Sale of subsidiaries                                      --          1,800         --
       Pending acquisitions                                      --           (160)         543
                                                            ---------    ---------    ---------

       NET CASH- INVESTING ACTIVITIES                         (37,619)    (121,951)     (11,422)
                                                            ---------    ---------    ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                         1997         1996         1995
                                                                      ---------    ---------    ---------
FINANCING ACTIVITIES
       Proceeds from notes payable                                       78,729        3,937        5,848
       Repayments of notes payable and
           obligations under capital leases                             (34,558)     (20,480)      (8,728)
       Common stock issued                                                  106       91,569        9,901
       Proceeds from issuance of subordinated convertible debt, net        --         54,493         --
                                                                      ---------    ---------    ---------
       NET CASH-FINANCING ACTIVITIES                                     44,277      129,519        7,021
                                                                      ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  $  (1,181)   $  14,267    $   1,549

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            18,641        4,374       2 ,825
                                                                      ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                               $  17,460    $  18,641    $   4,374
                                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the years for:
           Interest                                                   $  18,469    $   5,980    $   1,181
           Income taxes                                               $     911    $   3,443    $     515

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The fair market value of common stock and options issued in connection with acquisitions totaled $4.7 million, $15.4 million and $3.0 million in 1997, 1996 and 1995, respectively.

Restricted common stock with a value of $440,000, $4.9 million and $525,000 in 1997, 1996 and 1995, respectively, was issued for services rendered to the Company.

Common stock issued in connection with the conversion of debt totaled $763,000 in 1996.

In 1996, warrants issued with Subordinated Convertible Debentures were valued at $1.7 million.

In 1997, warrants issued with a financing arrangement were valued at $1.4 million.

Capitalized leases were $4.8 million and $9.5 million in 1997 and 1996, respectively.

In 1995, the Company received medical equipment from a vendor with a value of $486,000 in exchange for an obligation to purchase medical supplies from the vendor.

In 1997, the Company acquired the remaining 20% interest in a subsidiary in exchange for a note payable of $3.1 million.

Information with regard to the Company's acquisitions, all of which are accounted for under the purchase method of accounting, is as follows (in thousands):

                                                                1997        1996         1995
                                                             ---------   ---------    ---------
Fair value of non-cash assets acquired, net of liabilities   $   3,492   $  23,677    $   9,777
Goodwill                                                        18,335     143,836       11,379
Non-cash consideration paid                                       --       (60,886)     (10,938)
                                                             ---------   ---------    ---------
Cash, net of cash acquired                                   $  21,827   $ 106,627    $  10,218
                                                             =========   =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc., the "Company"), its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries.

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the operation and management of multi-modality diagnostic imaging centers and related medical facilities. As of December 31, 1997, the Company operated 126 centers located throughout the United States. The Company provides a variety of medical diagnostic testing and evaluation service procedures including magnetic resonance imaging, computerized tomography scanning, ultrasound, cardiology and various radiological services.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to their short-term nature.

INVESTMENTS IN MARKETABLE EQUITY SECURITIES - Investments in marketable equity securities are classified as available for sale and reported at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term. The equipment used by the Company is technologically sophisticated and subject to accelerated obsolescence in the event of significant technological change. Included in property and equipment are capitalized costs for software and implementation costs paid to external consultants related to the Company's new billing and general ledger systems.

INTANGIBLE ASSETS - Intangible assets relate to acquisitions including investments in unconsolidated subsidiaries accounted for under the equity method. Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. Customer lists and covenants not to compete are amortized on a straight line basis for a period of ten years and three to five years, respectively.

Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121") which applies to long-lived and intangible assets. This statement requires recognition of impairment losses for long-lived assets whenever the carrying amount of the assets exceeds the sum of the expected future cash flows associated with such assets or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of the impairment losses to be recognized is to be based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by using a current market value modeling approach or by evaluating the current market value of the acquired business using

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

fundamental analysis. The Company recorded impairment losses in the years ended December 31, 1997 and 1996 totaling $ 92.9 million and $390,000, respectively. See also Notes 4 and 5.

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

OTHER REVENUE - Other revenue is primarily comprised of fees charged by the Company for management services for the technical component of procedures performed in certain corporate practice of medicine states provided at non-Company owned imaging facilities. This revenue also includes fees for management, billing and collection, and marketing. Also included as part of Other revenue is income generated from the sublease of real property and equipment.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. The most significant estimates relate to contractual and bad debt allowances on accounts receivable, useful lives of medical equipment, the realizability of long-lived and intangible assets and reserves for litigation contingencies. Future events could alter such estimates in the near term. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

EARNINGS (LOSS) PER SHARE - Effective for the Company's consolidated financial statements for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding, unless the effect of issuance would have an anti-dilutive effect. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

STOCK-BASED COMPENSATION PLANS - SFAS No. 123, "Accounting for Stock-Based Compensation" allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations with supplemental disclosures.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has chosen to account for all stock-based compensation arrangements under which employees receive shares of its stock under APB Opinion No. 25 with related disclosures under SFAS No. 123. Pro forma net earnings (loss) per common share amounts as if the fair value method had been adopted are presented in Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximates their fair values and any differences which may exist between the carrying values and fair values are not material.

RECENT ACCOUNTING PRONOUNCEMENTS - SFAS No. 129, "Disclosure of Information About Capital Structure" requires an entity to provide certain disclosures within its financial statements about the pertinent rights and privileges of the various securities outstanding for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

SFAS No. 130, "Reporting Comprehensive Income", requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 130 will have little, if any, effect on the information already disclosed in the Company's financial statements.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 131 will have little, if any, effect on the information already disclosed in the Company's financial statements.

STATEMENT OF POSITION 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project stage training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

RECLASSIFICATIONS - Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation.

[3] PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, is as follows:

In thousands

                                                                  ESTIMATED
                                          1997        1996       USEFUL LIFE
                                       ---------    --------     -----------

Land                                   $   1,868    $  1,118
Buildings                                  7,131       5,490      40 Years
Medical equipment                         83,273      63,207      7 Years
Furniture and fixtures                     3,539       3,451      7-10 Years
Office, data processing equipment
  and software                            10,994       6,773      3-10 Years
Leasehold improvements                    10,092      11,732      10 Years
                                        --------    --------
   Total                                 116,897      91,771

Less:  accumulated depreciation
   and amortization                      (25,330)    (11,825)
                                       ---------    --------
Property and equipment, net            $  91,567    $ 79,946
                                       =========    ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Included in property and equipment is equipment under capital leases amounting to $31.8 million and $26.0 million at December 31, 1997 and 1996, respectively.

Depreciation expense amounted to $19.2 million, $6.6 million and $2.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, of which $4.3 million, $1.5 million and $1.2 million was attributed to the equipment under capital leases.

[4]  INTANGIBLE ASSETS

A summary of intangible assets at December 31, is as follows:

In thousands
                                                           ESTIMATED
                                   1997        1996       USEFUL LIFE
                                 --------    ---------    -----------

Goodwill                        $ 111,220    $ 157,404      20 years
Covenants not to compete            3,142        5,852      3-5 years
Customer lists                      3,189        4,640      10 years
Other intangibles                     237          678      3-5 years
                                ---------    ---------
Total                             117,788      168,574

Less accumulated amortization     (13,890)      (4,899)
                                ---------    ---------
         Intangibles, net       $ 103,898    $ 163,675
                                =========    =========


A roll-forward of intangible assets for the two years ended December 31, is as follows:

In thousands
                                                                          1997         1996
                                                                       ---------    ---------
Beginning Intangibles, net                                             $ 163,675    $  17,993

Intangible assets recorded as a result of acquisitions                    18,335      148,063

Increases due to earn outs and minority interest purchases                 7,861         --

Subsequent purchase accounting adjustments to intangible assets, net       1,324        2,268

Impairment losses (see notes 2 and 5)                                    (75,980)        --

Amortization                                                             (10,611)      (4,649)

Decreases due to dispositions                                               (706)        --
                                                                       ---------    ---------

         Ending Intangibles, net                                       $ 103,898    $ 163,675
                                                                       =========    =========

[5]  ASSET IMPAIRMENT LOSSES

The majority of acquired businesses and imaging centers which comprise the Company were purchased in 1996. As a result, 1997 was the first year of uninterrupted operation for such acquired entities as a part of the Company's consolidated group. During 1997, current management became aware that many of the acquired centers were not performing as originally projected.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At year-end all acquired businesses were analyzed in depth, in light of the additional operating data during the period of the Company's ownership, to determine whether such shortfalls in performance were of a temporary nature and if current and expected future operating income would be sufficient to cover annual amortization of intangible and long-lived assets acquired (see Note 2). Management has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. Management is currently investigating the causes of such performance shortfalls including, in some cases, to what extent the impairment losses are a result of misrepresentations by sellers. The components of the 1997 impairment loss of $92.9 million are as follows:

In thousands

Intangible assets                                                           $75,980
Investment in unconsolidated subsidiaries accounted for
   using the equity method (primarily intangible assets included therein)     6,269
Property and equipment                                                        4,609
Acquired receivables                                                          4,817
Other long-lived assets                                                       1,178
                                                                            -------

Total impairment losses                                                     $92,853
                                                                            =======

[6] LONG-TERM DEBT

Long-term debt at December 31 consists of the following (see also Note 7):


In thousands
                                                                                    1997     1996
                                                                                   -------   -----
Revolving credit loan, up to $35 million maximum, interest at prime
  plus 2%, due February 1999. Collateralized by accounts receivable                $35,000   $  --

Acquisition and equipment line of credit, up to $25 million maximum, interest at
   10% to 11%, due in monthly installments
   through 2002. Collateralized by equipment                                        12,250      --

10% to 11% term loans to lending institution, up to $15 million
  maximum, due through 2002. Collateralized by equipment                            15,000      --

6 1/2% convertible note, discounted to yield 9%, due in June 2001                    9,296     9,210

Other convertible notes with stated interest rates ranging from
    6% to 7%, discounted to yield 9%, maturing through March 2001                    1,364     5,146

6% to 14% notes payable to lending institutions, due in monthly installments through March 2004. Collateralized by medical
    equipment                                                                        42,841    32,914



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6% to 9.75% notes payable related to acquisitions, due in monthly installments through August 2000. Collateralized by
    substantially all assets of the companies acquired                 21,838      22,425
                                                                    ---------    --------

Total                                                                 137,589      69,695
Less: current portion                                                 (18,590)    (27,336)
                                                                    ---------    --------
  Total Long-Term debt                                              $ 118,999    $ 42,359
                                                                    =========    ========

At December 31, 1997, aggregate maturities of long-term debt, not including subordinated convertible debentures, were as follows:

In thousands

1998                                                                $  18,590
1999                                                                   57,239
2000                                                                   19,308
2001                                                                   29,129
2002                                                                    9,990
Thereafter                                                              3,333
                                                                    ---------
                                                                    $ 137,589
                                                                    =========

In February 1997, the Company entered into a financing agreement with DVI Business Credit Corporation ("DVIBC") to provide two credit facilities of $25 million each (one of which was increased to $35 million on September 30, 1997 - see discussion below). Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5 million in cash during all reporting periods. The first $25 million is a revolving credit loan from DVIBC secured by accounts receivable. The second $25 million is an acquisition and equipment line of credit from DVI Financial Services Inc. ("DVIFS"). Advance of funds on the second $25 million line is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. The Company borrowed $25 million under the revolving credit loan in February 1997, which will become due on February 28, 1999 (which maturity date was extended to February 28, 2000 on March 31, 1998), and bears interest, payable monthly, at prime plus two percent (10.5% at December 31, 1997). Between March 1997 and December 31, 1997, the Company borrowed a total of $12.25 million, collateralized by equipment, under the second $25 million line. Each such advance is repayable through 2002 in sixty monthly installments with interest at 10% to 11%.

At the time the Company entered into the financing arrangement with DVIBC, DVIBC believed that a portion of the Company's accounts receivable did not meet certain of the lender's eligibility criteria under the line of credit. DVIBC granted the Company a waiver with respect to such criteria but provided in the loan agreement that if the Company did not satisfy such criteria to DVIBC's satisfaction within 90 days of the original funding of the loan, DVIBC had the right to declare the nonconforming accounts ineligible and exclude them from the borrowing base, in which case the Company would have been obligated to reduce its then existing indebtedness to DVIBC to the borrowing base level at such time. DVIBC has granted the Company additional waivers of such criteria through December 31, 1998. However, if DVIBC continues in this belief and if the Company is not able to satisfy such criteria on or before December 31, 1998 and does not obtain any further waiver thereof from DVIBC, the Company may be required to pay down its then outstanding accounts

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

receivable loans from DVIBC to a level not in excess of the Borrowing Base on such date. There can be no assurance that the Company will be able to satisfy such eligibility criteria on or before December 31, 1998, and if it is unable to do so, it may not have funds on hand sufficient to make the required payment of the DVIBC indebtedness. If the Company fails to make any such required payment, it could be declared in default under the DVIBC loan agreement, as well as under the DVIFS arrangement described below and under the Company's Debenture (see
Note 7), resulting in possible debt acceleration from both lenders. If the Company is unable to draw upon such credit facilities or to replace the same without delay, the Company's liquidity would be seriously impaired.

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15 million, the repayment of which is guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loans is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7.5 million borrowed and 11% per annum as to any additional amounts borrowed. In addition, the Company may be required to pay down portions of these outstanding term loans with the proceeds it receives as a result of reimbursement or indemnification in connection with the shareholder litigation described in Note 20.

As of December 31, 1997, $15 million had been borrowed under this arrangement. In addition, in connection with the term loans, the Company (i) increased its revolving credit loan from $25 million to $35 million (ii) extended the maturity date of the revolving credit loan from February 28, 1998 to February 28, 1999 (which maturity date was extended to February 28, 2000 on March 31, 1998), and
(iii) issued to DVI two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such Common Stock on the date the warrants were issued. One of the warrants to purchase 125,000 shares of Common Stock is exercisable immediately, and a second warrant to purchase 125,000 shares of Common Stock is exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS and DVIBC has not been reduced by at least $12.5 million (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants expire on September 30, 2004. The estimated fair value of the warrants were $1.4 million as of the date of issuance. This amount is being amortized to interest expense over the term of the related indebtedness. The unamortized balance at December 31, 1997 is $1.3 million, and is offset against long-term debt in the accompanying consolidated balance sheet.

As further discussed in Note 22, in March 1998 the Company entered into a definitive agreement to sell MDI. The proceeds will be used in part to reduce certain DVI debt.

On January 20, 1998, Michael O'Hanlon, the President of DVI, Inc., an affiliate of DVIFS and DVIBC, was elected to the Board of Directors of the Company. See
Note 21.

The 6 1/2% Convertible Note (the "Note") was originally issued to HEICO Corporation ("HEICO") in 1996, and as subsequently modified on September 10, 1997, as partial consideration for the Company's acquisition of all of the outstanding stock of MediTek Health Corporation from HEICO (see Note 21). The Note was convertible into the Company's Common Stock at $9.25 per share for an aggregate of 1,081,081 shares. The Note may be prepaid, at its $10 million face value, upon 60 days written notice, by the Company after December 31, 1997. The Company can require the holder to convert the Note at the conversion price if the last sale price of the Common Stock averages at least $9.25 per share for the ten trading days immediately preceding the

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

"required conversion date". The "required conversion date" is any time commencing on the later of December 31, 1997 (January 1, 1999 as modified on September 10, 1997) or the date that the shares of Common Stock into which the
Note is convertible are registered for resale by the Company under the Securities Act of 1933. The Company granted to the holder of the Note registration rights to the Common Stock into which the Note is convertible. Until such time as the shares are registered, the holder may require the Company to redeem the Note for cash at its face value of $10 million. The Note balance of $9.2 million, net of unamortized discount of $790,000, was included in the current portion of long-term debt at December 31, 1996.

On September 10, 1997, the conversion price per share was reduced from $9.25 per share to $8.50 per share, in consideration of deferring the demand feature of the Note. As amended, the Note is convertible into the Company's Common Stock at $8.50 per share or an aggregate of 1,176,472 shares, matures on June 30, 2001, and may be redeemed by the holder starting January 1, 1999 if the shares into which the note is convertible have not by that time been registered under the Securities Act. On September 16, 1997, HEICO sold the Note to Forum Capital Markets L.P. ("Forum"). C. Keith Hartley, a director of the Company, is a managing director of Forum. On September 16, 1997, Forum resold the Note to eighteen (18) individual parties in various amounts totaling $10 million, resulting in the Company re-issuing separate Notes to each of the purchasers for their respective amounts. Each individual Note contains the same terms and conditions as the amended Note that HEICO sold to Forum. In November, 1997, the Company listed a global note for trading on the PORTAL Market; and the Company is giving holders that qualify as Qualified Institutional Buyers (as defined under Rule 144A of the Securities Act of 1933) the opportunity to exchange their Notes for an interest in a global note to be held by the Depository Trust Company in accordance with its book entry system.

The Other Convertible Notes are convertible into shares of Common Stock at an average conversion price of $5.45 per share or 278,018 shares as of December 31, 1997.

[7] SUBORDINATED CONVERTIBLE DEBENTURES

In 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures (the "Debentures") due in 2003. Holders of the Debentures are entitled to convert 100% of the principal amount into Common Stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company may not redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company must offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

Warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued to the underwriter of the offering of the Debentures (See Notes 2 and 21). The estimated fair value of the warrants at the date of the offering was $1.7 million. This amount is being amortized to interest expense over the term of the related Debentures. The unamortized balance at December 31, 1997 and 1996 is $1.2 million and $1.5 million respectively, and is offset against long-term debt in the accompanying consolidated balance sheet.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18 million, the Company must offer to repurchase 12.5% of the aggregate principal

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt, as defined, if the ratio of Debt to Operating Cash Flow, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less.

In March 1998, the Company determined that it was not in compliance with the Indenture's Debt to Operating Cash Flow Ratio in the fourth quarter of 1997. The non-compliance was due to the required treatment of certain items in the ratio calculation relating to significant non-operating write-offs, reserves and expenses taken by the Company in 1996 and 1997 for various items including the settlement of shareholder class action claims, the previously disclosed NASDAQ and SEC proceedings and related legal and accounting professional services fees totaling approximately $10 million. The Company obtained the consent of a majority of the holders of outstanding Debentures to waive any non-compliance in the fourth quarter of 1997 and permit the Company to modify the Indenture to add back $10 million representing the above noted items to the Operating Cash Flow calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent").

Based upon the receipt of the Consent, the Company was in compliance with the Debt to Operating Cash Flow Ratio during the first quarter of 1998.

The Indenture also prohibits the Company from paying any dividends on Common Stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

Debenture issuance costs of $3.5 million are being amortized as interest expense over the term of the related Debentures. The unamortized balance at December 31, 1997 and 1996 is $2.6 million and $3.1 million, respectively, and is included in other assets in the accompanying consolidated balance sheet.

[8] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the accompanying consolidated balance sheet at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 7 1/2% and 13%.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 1997, are as follows:

In thousands

               DATE                                       AMOUNT
               ----                                      ---------

               1998                                      $ 10,567
               1999                                         7,269
               2000                                         3,528
               2001                                         1,572
               2002                                           242
               Thereafter                                      --
                                                         --------
               Total                                       23,178
               Less:  amount representing interest         (2,450)
                                                         --------
               Total                                       20,728
               Less:  current portion                      (9,155)
                                                         --------
               Long-term portion                         $ 11,573
                                                         ========

[9] INCOME TAXES

The provision (benefit) for income taxes shown in the consolidated statements of operations consist of the following:

In thousands

                                       1997              1996              1995
                                     -------           -------           -------
CURRENT
    Federal                          $   115           $ 1,765           $   123
    State                              1,048               448                25
                                     -------           -------           -------
                                       1,163             2,213               148
                                     -------           -------           -------
DEFERRED
    Federal                           (2,600)           (2,243)              494
    State                               (402)             (570)               87
                                     -------           -------           -------
                                      (3,002)           (2,813)              581
                                     -------           -------           -------

TOTAL                                $(1,839)          $  (600)          $   729
                                     =======           =======           =======

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The difference between the effective income tax rate and the federal income tax rate is summarized as follows:

                                                   1997    1996    1995
                                                   -----   ----    ----

Federal tax rate                                    34%     34%     34%
Impairment of non-deductible intangible assets     (17)    --      --
Non-deductible amortization of intangible assets    (2)    (10)    --
Increase in valuation allowance                    (12)    --      --
Minority interest                                  --       (2)     (3)
State taxes, net of federal benefit                 (1)     (4)     (3)
Non-deductible capitalized costs                   --      (16)    --
Carry-forwards benefited                           --        2     (15)
Extraordinary item                                 --      --        6
Other                                              --        5       3
                                                   ---     ---     ---

Effective tax rate                                   2%      9%     22%
                                                   ===     ===     ===

Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

In thousands

CURRENT                                                   1997       1996
-------                                                --------     -------

Deferred tax assets:
    Allowance for bad debts                            $  3,905    $    627
    Other allowances and reserves                         1,648       2,973

Deferred tax liabilities:
    Cash to accrual differences on acquired entities       (929)     (1,488)

Valuation allowance                                      (4,624)     (2,000)
                                                       --------    --------

Net current deferred tax assets                               0         112

NON-CURRENT
------------
Deferred tax assets:
    Net operating losses                                 15,074       8,775
    Basis differences of intangible assets                5,091       2,618
    Compensatory options                                    326         591
    Asset impairment                                     11,135        --
    Other                                                 2,082         669

Deferred tax liabilities:
    Equipment basis differences                          (7,632)     (6,139)
    Cash to accrual differences                            (929)     (2,975)
    Unrealized gain on investments                         --          (329)
    Other                                                  (386)       (253)

Valuation allowance                                     (24,761)     (9,641)
                                                       --------    --------

Net non-current deferred tax liability                        0      (6,684)
                                                       --------    --------

Net deferred income tax liability                      $      0    $ (6,572)
                                                       ========    ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company has operating loss carryforwards of approximately $44.3 million expiring through the year 2011. Approximately $22.3 million of the operating loss carryforwards relate to acquired entities (see Note 11). The utilization of the acquired loss carryforwards is limited to approximately $3.3 million per year. Due to the Company's recent history of significant losses, management has provided a valuation allowance for the net deferred tax asset as realization is not more likely than not. Any future reduction in the valuation allowance due to the utilization of net operating losses and realization of deferred tax assets of acquired entities will reduce goodwill to the extent available and then income tax expense.

[10] CAPITAL TRANSACTIONS

In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow 1,163,853 shares (the "IPO Escrow Shares") of the Company's Common Stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO Escrow Shares were canceled in early 1997. The IPO Escrow Shares are included in authorized, issued and outstanding shares on December 31, 1996. As of December 31, 1996, the Company had 991,785 shares of its common stock in escrow relating to companies acquired, to be released to the former owners of the companies acquired upon the achievement of certain earnings in future periods (see Note 13). During fiscal 1997, earnings targets were achieved for certain companies, and 720,785 of such shares were released from escrow. Additionally, 79,135 shares were issued during 1997 related to such earnings targets for one of its acquisitions. As of December 31, 1997, 271,000 shares remain in escrow, pending achievement of specified earnings.

In connection with the Company's public stock offerings in 1994 and 1995, a total of 4,237,250 Class A Warrants (including 425,000 warrants issued in connection with a $850,000 bridge financing in 1995) and 3,812,250 Class B Warrants were issued. The Class A Warrants entitled each registered holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $6.25. The Class B Warrants entitled each registered holder to purchase one share of Common Stock at an exercise price of $8.00. In 1996, in accordance with the terms of the warrants, the Company called for the redemption of all of the outstanding Class A and Class B Warrants. As a result, in 1996, substantially all of the registered holders of Class A and Class B Warrants exercised their warrants. The Company received $90.5 million in proceeds from the exercise (net of fees to the IPO underwriter of $2.2 million). There were no Class A or Class B Warrants outstanding at December 31, 1996.

In 1995, 50,000 shares of restricted Common Stock were issued to each of the Company's former Chief Executive Officer (replaced in March 1997, See Note 19), the Company's former President and to Coyote Consulting and Financial Services, LLC ("Coyote Consulting" - See Notes 19 and 20) in connection with the Company's 1995 Long-Term Incentive Plan. These 150,000 restricted shares were recorded by the Company as a deferred charge in the amount of $525,000 in 1995 and are being amortized over the two year vesting period of the restricted stock. The unamortized portion pertaining to Coyote Consulting and the Company's former President were expensed in 1996 (See Note 12).

In December 1996, the Company and Jeffrey Goffman, who was at the time the Company's Chief Executive Officer, entered into a Settlement Agreement with Consolidated General Ltd., U.K. Errington Ltd., and certain other persons (collectively, the "Claimants"). Under the Settlement Agreement, the Company issued an aggregate of 68,400 shares of its Common Stock, with a fair market value of $654,000 at the date of issuance, to the Claimants and paid to the Claimants an aggregate of $1.3 million in cash. In exchange, the Claimants executed general releases in favor of the Company and Mr.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Goffman. Under the Settlement Agreement, the Claimants settled claims relating to allegations that they had escrowed too many shares of their Common Stock under the escrow agreement entered into in connection with the Company's initial public offering. The Claimants also released their claims relating to promissory notes in the aggregate principal amount of $850,000 executed by Mr. Goffman in favor of the Claimants, which promissory notes were collateralized by 150,000 shares of the Company's Common Stock owned by Mr. Goffman. After the execution of these promissory notes, Mr. Goffman executed an assignment and assumption agreement on behalf of himself and the Company, under which the Company purportedly assumed Mr. Goffman's obligations under such promissory notes. These promissory notes were executed by Mr. Goffman in payment of consideration to the Claimants under consulting agreements between Mr. Goffman and the Claimants, which Mr. Goffman asserted were entered into by him for the benefit of the Company. Under the terms of these consulting agreements, the Claimants were to provide consulting and advisory services to Mr. Goffman, purportedly on behalf of the Company, to assist in funding, evaluating and structuring business opportunities and transactions. The fair market value of the shares issued and the cash paid totaled $2 million and is included in loss on settlement of claims in the accompanying 1996 consolidated statements of operations. Subsequently, the Claimants alleged that the Company had not registered the aforementioned 68,400 shares of Common Stock by the date contemplated in the December 1996 Settlement Agreement and made claims against the Company. The dispute was settled as to Consolidated in November 1997 and as to Errington in January 1998 by payment by the Company to the Claimants of a total of approximately $364,000 to settle all additional claims and the Company was released from any further liability under the December 1996 Settlement Agreement. The settlement amount was expensed in the accompanying 1997 consolidated statement of operations.

In 1996, 149,030 shares of the Company's Common Stock were issued upon conversion of convertible debt securities in accordance with the conversion terms.

In connection with a settlement agreement, dated January 30, 1996, the Company issued 20,000 shares of Common Stock in consideration for the alleged improper termination of employment and cancellation of options to purchase 40,000 shares of the Company's Common Stock. The aggregate market value of these 20,000 shares of Common Stock was approximately $125,000 and is included in loss on settlement of claims during 1996 in the accompanying consolidated statement of operations.

A former director of the Company is one of three stockholders of Med LNC, Inc., to which the Company was obligated to pay monthly consulting fees of $15,000 through June 1999. This consulting agreement was entered into in conjunction with an acquisition. In January 1996, the Company issued 93,000 shares of Common Stock in full payment of the remaining 41 months of the agreement. The aggregate market value of the stock issued was $581,000 at the date the shares were issued. This amount is included in general and administrative expense during 1996 in the accompanying consolidated statements of operations.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its then Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of two directors. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (See Note 19). The options vested on September 30, 1997. The exercise price of the options is $8.625 which was the market value of the Company's common stock at the date of grant.

On April 23, 1997 the Company granted options to purchase 200,000 shares of the Company's common stock to its current Chief Executive Officer and options to purchase 30,000 shares of the Company's

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

common stock to its former Chief Financial Officer. The exercise price of the options is $6.25, which was the market value of the Company's common stock at the date of grant. The Company also granted options to purchase 50,000 shares of the Company's common stock to its new Chief Financial Officer. The exercise price is $6.6875, the market value of the Company's common stock at date of employment, June 18, 1997. All these options vest in equal annual amounts over a three-year period commencing one year from date of grant.

Prior to January 1997, the Company granted contractual rights to certain persons to whom the Company issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company agreed to repurchase the stock issued to these persons or to pay specified liquidated damages if such registration was not effected in a timely manner. The Company's inadvertent failure to timely file a Form 8-K report in connection with one of its 1996 acquisitions made it impracticable for the Company to file registration statements under the Securities Act of 1933 until June 1998. As such, the Company had not registered certain securities in accordance with provisions of various registration rights agreements. In November 1997 and January 1998 the Company entered into settlement agreements with two of the holders of such registration rights who had received a total of 68,400 shares of Common Stock as part of an earlier settlement with the Company in December 1996. Pursuant to the November 1997 and January 1998 settlements pertaining to registrations, the Company paid an aggregate of $364,000 in December 1997 and February 1998 in full and final satisfaction of its registration and any other obligations. Such amount is included in general and administrative expense in the accompanying 1997 consolidated statement of operations. Another individual who asserted an agreement to register securities has requested and received a commitment to provide piggyback registration rights for 50,000 shares of the Company's Common Stock, at no cost to the Company, in full satisfaction of the Company's registration obligations, if any.

The only other parties to assert non-compliance with an agreement to register the Company's Common Stock is a group of sellers of centers in Pennsylvania and certain sellers of centers in New York who have brought suit against the Company as more fully described in Note 20.

The Company's financial condition may also be materially adversely affected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon inadequacy of disclosure regarding the background of Keith Greenberg, as more fully discussed in Note 20. In addition to the class action lawsuits which have been settled in principal, two such suits have been brought to date. Each lawsuit is more specifically described in Note 20.

At December 31, 1997, the Company had 22,889,633 shares of Common Stock issued and outstanding.

A summary of Shares of Common Stock reserved for potential future issuance as of December 31, 1997, is as follows (in thousands of shares):

$57.5 million subordinated convertible debentures                  6,389
Stock option plans                                                 3,111
Underwriter options and warrants                                   1,645
$10.0 million convertible note                                     1,176
Warrants issued to lender                                            250
Warrants outside of stock option plans                               625
Other convertible debt                                               278
1996 restricted stock grants not yet issued                          228
Bridge warrants                                                       53
                                                                  ------
                                                                  13,755
                                                                  ======

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As the Company previously disclosed, on July 3, 1997 a NASDAQ Listing Qualifications Panel determined that the Company was not in compliance with the net tangible assets test for continued listing on the NASDAQ National Market System, but determined after a hearing to grant the Company a waiver. Accordingly, while the Company does not presently meet all of the NASDAQ's continued listing criteria, the Company's securities remain listed on the NASDAQ National Market System pursuant to the waiver. NASDAQ has informed the Company that it will continue to monitor the Company's progress, and that it reserves the right, in the event there is a material change in the Company's operational or financial structure or character, to re-examine the appropriateness of the waiver.

There can be no assurance that, if NASDAQ determines in the future that the Company's net tangible asset waiver is no longer effective, the Company will be able to meet the requirement for continued listing under NASDAQ's current listing standards of $5 per share minimum bid price contained in the new alternative listing standards (absent the occurrence of certain events such as a reverse stock split).

[11]   ACQUISITIONS

All of the acquisitions made by the Company during the three years ended December 31, 1997, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. During the initial year after acquisition the Company may adjust the allocation of the purchase price subsequent to the initial allocation as more information becomes available.

During 1995, the Company and its subsidiaries acquired 12 multi-modality diagnostic imaging businesses. The combined purchase price for the businesses was $21.9 million. The purchase price was comprised of $10.9 million in cash, $8.0 million of debt and shares of Company's common stock with an aggregate market value of $3.0 million at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net assets acquired relating to these acquisitions totaled $11.4 million.

During 1996, the Company and its subsidiaries acquired at least a majority interest in 22 multi-modality diagnostic businesses. The combined purchase price for the businesses was $174.9 million. The purchase price was comprised of $122.3 million in cash (of which $8.4 million and $2.5 million was unpaid at December 31, 1996 and 1997, respectively), $37.2 million in debt, and common stock and options of the Company with an aggregate market value of $15.4 million at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net tangible assets acquired relating to these acquisitions totaled $143.8 million.

During 1997, the only acquisition made by the Company was Medical Diagnostics, Inc. in the first fiscal quarter. Total consideration paid was approximately $22 million in cash and assumption of debt of $8.6 million. MDI provides fixed and mobile diagnostic imaging services to approximately 40 hospitals. As further discussed in Note 22, in March 1998 the Company entered into a definitive agreement to sell MDI.

Certain of the above acquisition agreements provide for contingent consideration upon the achievement of certain earnings in future periods by the acquired company. When and if the consideration is paid,

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

goodwill is increased by the amount of the additional consideration, and is amortized on a prospective basis over its remaining estimated life, subject to review of impairment. See Notes 2 and 5.

There can be no assurance that, if NASDAQ determines in the future that the Company's net tangible asset waiver is no longer effective, the Company will be able to meet the requirements for continued listing under NASDAQ's current listing standards of $5 per share minimum bid price contained in the new alternative listing standards (absent the occurrence of certain events such as a reverse stock split).

In connection with a 1996 acquisition, the Company guaranteed to repurchase 206,000 shares of the Company's common stock issued to the sellers if, on the last trading day prior to the second anniversary of the closing date (as defined), the market price of the Company's common stock is more than $2.00 below a defined price. The Company placed 103,000 of these shares into escrow, which were released in late 1997 when certain earnings targets were met. The Company's share price was more than $2.00 below the defined price as of the specified date, resulting in a liability to repurchase the common shares at a total price of approximately $1.9 million. The Company has an agreement in principle with the sellers, subject to execution of a definitive agreement by both parties, for payment over 36 equal installments plus interest at 7%. The Company is presently negotiating with the sellers to extend the payment period. As of December 31, 1997, the Company had recorded $1,204,000 ($825,000 in 1996 and $379,000 in 1997) in paid-in capital to reflect the market price as of the date earned of the 206,000 shares and recorded a "purchase price due on companies acquired" of approximately $694,000 (representing the difference between amount to be paid of $1.9 million and the value of the shares to be repurchased). As a result, goodwill of $1,900,000 was recorded. Once the agreement with the seller is accepted and the escrowed shares are returned, the Company will reduce paid-in capital and increase "purchase price due on companies acquired" by $1,204,000.

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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following summarizes the unaudited pro forma effect of the businesses acquired in 1997, 1996 and 1995, accounted for under the purchase method as if the businesses had been acquired as of January 1, 1995. This presentation is prepared in accordance with APB Opinion No. 16 and does not reflect estimates for potential operating efficiencies and other cost savings.

UNAUDITED:
                                                          1997         1996           1995
                                                       ---------    -----------    -----------
In thousands

Revenue as reported                                    $ 216,222    $   102,061         29,416
Effect of acquisitions                                     3,316        116,202        177,712
                                                       ---------    -----------    -----------
Pro Forma revenue                                      $ 219,538    $   218,263    $   207,128
                                                       =========    ===========    ===========

Net income (loss) as reported                          $(116,712)   $    (6,331)         3,331
Effect of acquisitions                                      (395)         1,567             79
                                                       ---------    -----------    -----------
                         Pro Forma net income (loss)   $ 117,107    $    (4,764)         3,410
                                                       =========    ===========    ===========
Earnings Per Share
Basic:
  Historical                                           $   (5.26)   $      (.48)   $       .77
  Effect of acquisitions                                    (.02)           .12            .02
                                                       ---------    -----------    -----------
                        Pro Forma net income (loss)    $   (5.28)   $      (.36)   $       .79
                                                       =========    ===========    ===========
Diluted:
  Historical                                           $   (5.26)   $      (.48)   $       .70
  Effect of acquisitions                                    (.02)           .12            .01
                                                       =========    ===========    ===========
                        Pro Forma net income (loss)    $   (5.28)   $      (.36)   $       .71
                                                       =========    ===========    ===========

[12]  STOCK OPTION PLANS AND WARRANTS

At December 31, 1997, the Company has two stock-based compensation plans. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", ("SFAS No. 123"), the Company has accounted for all stock-based grants issued to non-employees subsequent to December 15, 1995 as provided for by SFAS No. 123. The Company has elected to continue to account for its stock-based grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". The fair value of each option granted to non-employees and employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1995, 1996, and 1997, respectively: risk-free interest rates ranging from 5.8 percent through 7.1 percent for 1995 and 1996, and 5.7 percent to 6.6 percent for 1997; dividend yield of zero percent for all years; expected lives ranging from 4 to 7 years for 1995 and 1996, and 3 to 6 years for 1997; and volatility of 73 percent for 1995 and 1996, and 82 percent for 1997. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $235,000 for the year ended December 31, 1995, $3.3 million (including $1.1 million classified as Compensation to Terminated Consultant) in 1996, and $3.6 million (including $2.3 million which is included in the net Settlement to Former Chief Executive Officer) in 1997, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with SFAS No. 123 using the option - pricing model assumptions described above.

In thousands

                                         1997         1996        1995
                                       --------    ---------    ---------
Net income (loss)
   As reported                        ($116,712)    ($6,331)    $   3,331
   Pro forma                          ($120,758)    ($7,061)    $   2,171

Basic earnings (loss) per share
   As reported                           ($5.26)      ($.48)    $     .77
    Pro forma                            ($5.44)      ($.53)          .50

Diluted earnings (loss) per share
   As reported                           ($5.26)      ($.48)    $     .70
     Pro forma                           ($5.44)      ($.53)          .45

The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the 1993 Plan, a maximum of 200,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The 1993 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1993 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's stock on the date of grant and the term of these options may not exceed 10 years; however, with respect to incentive stock options granted to holders of more than 10% of the Company's common stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed five years. The 1993 Plan has no options available for new grants as of December 31, 1997.

The Company's 1995 Long-Term Incentive Plan (the "1995 Plan") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 Plan also provides for awards of restricted stock. Under the terms of the 1995 Plan, as amended, a maximum of 4,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of common stock are available for restricted stock awards. The 1995 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 Plan provides that the total number of shares of common stock that may be subject to stock options or restricted stock awards granted to any person in any calendar year may not exceed 25% of the maximum number of shares that may be issued and sold under the Plan. The Company has a policy pursuant to which non-employee directors shall receive an option to purchase 10,000 shares of Common Stock (i) on the date that such director first becomes a director, and (ii) each year, on the day immediately following the Company's annual stockholders' meeting.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of the status of the Company's two stock option plans at December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                      1997                        1996                     1995
                                                 ---------------             ---------------          --------------
                                                     WEIGHTED                    WEIGHTED                WEIGHTED
                                         SHARES      AVERAGE      SHARES         AVERAGE      SHARES     AVERAGE
                                          (000)   EXERCISE PRICE   (000)      EXERCISE PRICE  (000)   EXERCISE PRICE
                                         -------  --------------  ------      --------------  ------  --------------
Outstanding at
   beginning of year                     2,570       $ 8.47        1,057       $    5.23       190      $   5.33
Granted:
  Exercise Price equals
   market price                            685         6.79        1,206           11.29       552          5.10
  Exercise Price is less
   than market price                        --           --          545            7.23       315          5.38
Exercised                                  (16)       (4.44)        (195)          (5.30)       --            --
Forfeited                                 (128)       11.06          (43)          (5.28)       --            --
                                        ------       ------       ------       ---------    ------      --------

Outstanding at end of year               3,111       $ 8.02        2,570       $    8.51     1,057      $   5.23
                                        ======       ======       ======       =========    ======      ========

Options exercisable at end of year       1,950                       466                      225
Weighted average fair
  value of options granted
  during the year:
    Exercise Price equals
      market price                                    $6.79                       $ 6.00                    $3.28
    Exercise Price is less
      than market price                       not applicable                      $ 9.70                    $3.99

The following table summarizes information about stock options outstanding at December 31, 1997.

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                       -------------------                             -------------------
                        SHARES                                                     SHARES
RANGE OF              OUTSTANDING       WEIGHTED- AVERAGE    WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICE        AT 12/31/97        REMAINING LIFE      EXERCISE PRICE       AT 12/31/97     EXERCISE PRICE
--------------        -----------       -----------------    ----------------    ------------    ----------------
 $3.69 -   $ 5.13         662                3.87                 $4.95               527               5.02
  5.47 -     6.69         665                6.50                  6.20               439               6.09
  7.00 -     8.63         750                5.25                  7.49               445               7.70
  9.00 -    12.13         930                3.86                 11.35               515              11.60
12.50  -    13.63         104                4.43                 13.24                24              13.10
                          ---                ----                 -----               ---              -----

$3.69 -  $13.63         3,111                4.78                 $8.02             1,950             $ 7.71
===============         =====                ====                 =====             =====             ======

Not included in the above plans are a total of 625,000 warrants outstanding at December 31, 1997, issued during 1995 to individuals to purchase common stock at exercise prices ranging from $5.00 to $5.13. The Company issued 400,000 of the warrants to a current member of the Company's Board of Directors. During 1995 50,000 warrants were issued to the Company's former Executive Vice President, General Counsel and Director of the Company prior to his employment with the Company.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allow the holder to acquire 170,000 shares of common stock at $7.25 per share, 170,000 warrants convertible into Common Stock at $6.25 per share and 340,000 warrants convertible into shares of Common Stock at $8.00 per share. The 1995 options allow the holder to acquire 161,500 shares of Common Stock at $7.82 per share, 161,500 warrants convertible into shares of Common Stock at $6.25 per share and 323,000 warrants convertible into shares of common stock at $8.00 per share. All of the options and related warrants, which are convertible into a total of 1,326,000 shares, are outstanding at December 31, 1997.

The Company has 53,200 warrants outstanding at an exercise price of $5.00 per share which were issued in connection with financing arrangements in prior years.

In connection with the issuance of the Company's Subordinated Convertible Debentures, warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued to the underwriter. All of these warrants are outstanding at December 31, 1997.

The Company granted 100,000 and 324,000 shares of restricted Common Stock to officers and directors of the Company in 1995 and 1996, respectively. These restricted stock grants have vesting periods ranging from two to five years. In 1995, the Company recorded a deferred charge in the amount of $350,000. The aggregate market value at grant date of the restricted stock granted in 1996 was $4,159,250. Such amounts are being amortized over the vesting periods.

In 1995 and 1996, the Company also granted 50,000 and 55,000 shares respectively of restricted Common Stock to Coyote Consulting. These restricted stock grants vested over two and five years, respectively. In 1995, the Company recorded a deferred charge in the amount of $175,000. In 1996, the market value at grant date was $708,125. The related consulting agreement with Coyote Consulting was terminated subsequent to December 31, 1996. The unamortized deferred compensation was expensed in the fourth quarter of 1996. See Notes 19 and 20.

In 1997 the Company issued to one of its lenders two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share. See Note 6.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

 [13]  EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

For the Year Ended December 31:

In thousands, except per share data

                                                   1997         1996         1995
                                                ---------    ---------    ---------

Income (loss) before extraordinary item         $(116,712)   $  (6,331)   $   3,025
Extraordinary item                                   --           --            306
                                                ---------    ---------    ---------
Net income (loss)                               $(116,712)   $  (6,331)   $   3,331
                                                =========    =========    =========
BASIC EPS:

Weighted-average common shares outstanding         22,182       13,222        4,304
                                                =========    =========    =========

EPS - income (loss) before extraordinary item   $   (5.26)   $    (.48)   $     .70
EPS - extraordinary item                             --           --            .07
                                                ---------    ---------    ---------
EPS - net income (loss)                         $   (5.26)   $    (.48)   $     .77
                                                =========    =========    =========
DILUTED EPS:

Weighted-average common shares outstanding         22,182       13,222        4,304
Stock options and warrants                           --           --            467
                                                ---------    ---------    ---------
Shares applicable to diluted earnings              22,182       13,222        4,771
                                                =========    =========    =========

EPS - income (loss) before extraordinary item   $   (5.26)   $    (.48)   $     .64
EPS - extraordinary item                             --           --            .06
                                                ---------    ---------    ---------
EPS - net income (loss)                         $   (5.26)   $    (.48)   $     .70
                                                =========    =========    =========

Unexercised stock options and warrants to purchase 5.7 million, 4.9 million and
9.1 million shares of the Company's common stock as of December 31, 1997, 1996 and 1995, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the common shares, and the effect of including such shares would be anti-dilutive.
7.8 million and 5.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of December 31, 1997 and 1996, respectively, were not included in computations of diluted EPS because the net effect of including such shares would be anti-dilutive. Unexercised restricted stock amounting to 228,000 and 379,000 shares of the Company's common stock as of December 31, 1997 and 1996, respectively, were not included in the computations of diluted EPS because the effect of including such shares would be anti-dilutive. As of December 31, 1997 and 1996, respectively, 271,000 and 991,785 shares of the Company's common stock held in escrow, to be released to the sellers related to certain acquisitions only if certain earnings targets are achieved, were not included in the computations of diluted EPS because the effect of including such shares would be anti-dilutive.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
[14]  COMMITMENTS

The Company and its subsidiaries have non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1997, are (in thousands):

DATE                                                AMOUNT
----                                               --------
1998                                               $ 18,659
1999                                                 15,757
2000                                                 11,607
2001                                                  8,644
2002                                                  5,437
Thereafter                                           14,409
                                                     ------
Total                                              $ 74,513
                                                   ========

Rent expense for the years ended December 31, 1997, 1996 and 1995, under various operating leases amounted to $10.5 million, $5.6 million and $1.6 million, respectively.

The Company has comprehensive maintenance contracts with its equipment vendors for the magnetic resonance imaging ("MRI"), computerized tomography ("CT") and other diagnostic medical equipment. The terms of these contracts are between one and five years, but may be canceled by the Company under certain circumstances.

The Company has entered into employment agreements with certain officers. The employment agreements have original terms of two to five years. All of the agreements provide for a specific amount of annual base salary. Certain of the agreements provide for incentive bonuses, stated minimum base salary increases, and options to acquire the Company's Common Stock. In addition, certain of the employment agreements provide that in the event of certain changes in control of the Company, the officers may deem their employment terminated and receive lump sum payments pursuant to terms provided in each of the applicable employment agreements. The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 1997, for the remaining terms of the respective employment agreements, was approximately $5.6 million at December 31, 1997.

Each of the Company's Facilities have agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologist compensation ranges between 8%-21% of net collections attributable to radiology services performed by the radiologist.

[15]  LIQUIDITY AND CONCENTRATION OF CREDIT RISKS

During 1997, but for borrowings under the facilities described in Notes 6 and 8, the Company's cash position deteriorated as a result of higher legal and accounting fees related to regulatory matters and litigation described in Notes 10 and 20, the repayment of $34.6 million in debt incurred to acquire Facilities and the payment of $18.9 million in capital expenditures to upgrade and replace imaging equipment and management information system enhancements. In addition, cash balances were negatively affected by an increase in bad debt expense and accounts receivable resulting from a failure to fully collect receivables from third party payors, in part as a function of the Company's conversion to a new centralized billing and collection system and in part, as a function of inefficiencies in realizing on the collection of patient copayments and deductible payments. This reduction in cash balances has continued during the first quarter of 1998 and in response, the Company has devoted additional resources to the collection of accounts receivable and implemented intense remedial efforts with respect thereto. The Company has also identified a strategy designed to improve the Company's financial condition, including the sale of Medical Diagnostics, Inc., as well as the potential sale of other non-core assets. If the Company's strategy is not sufficient or if collections cannot be improved to the extent necessary, the Company's liquidity and financial condition could be materially and adversely affected. In addition, if the uncertainties with respect to the Company's credit facilities described in
Note 6 cannot be satisfactorily resolved, the Company may be required to pay down or refinance all or a portion of such credit facilities. In any such event the Company would likely need to seek new financing, either through an equity offering, additional borrowing or asset sales. There can be no assurance that the Company would be able to obtain such new financing or effect such asset sales in a timely fashion or upon acceptable terms, or if at all.

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The mix of receivables from third-party payors and patients at December 31, 1997, are as follows:

                                                 % OF TOTAL
                                                 ----------

          Medicare & Medicaid                         17%
          Workers' Compensation                        8
          Commercial                                  14
          Managed Care                                43
          Self Pay                                     4
          Other                                       14
                                                     ---
          Total                                      100%
                                                     ===

[16]  401(K) PROFIT SHARING PLAN

Effective in October 1996, the Company amended its 401(k) Pension Plan to a 401(k) Profit Sharing Plan (the "Plan"). The Plan is offered to full-time employees who have completed six months of service. Eligible employees may make elective deferrals in any amount up to 15% of their compensation. The Company contributes 100% of the amount withheld from the Participant's compensation (up to a maximum of 3%) and may make additional discretionary contributions. Employer contributions to the Plan totaled $526,000 and $180,000 in fiscal 1997 and 1996, respectively.

[17]  EXTRAORDINARY ITEM

During fiscal 1995, the Company settled a note payable principal balance in an amount less than the recorded liability. In addition, the Company received an upgrade to the related equipment at no additional cost. The transaction resulted in a net gain of $306,000 after taxes of approximately $204,000.

[18]  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

In 1997, as the result of losses incurred by Diversified Therapy Corporation ("DTC"), a 1996 unconsolidated investment in a start-up company accounted for using the equity method of accounting, the Company recorded a loss of $3.6 million in the quarter ended June 30, 1997, representing the Company's entire recorded investment in DTC. Such loss amount is included in asset impairment losses as discussed in Notes 2 and 5.

Effective July 1, 1996, the Company entered into a 50/50 joint venture with Phycor of Jacksonville, Inc., a wholly-owned subsidiary of Phycor, Inc., to lease outpatient imaging equipment and facilities to affiliated providers in South Georgia and North Florida through Diagnostic Equity Partners, ("DEP"), a partnership. The Company initially contributed the fixed assets and related debt of its Orange Park facility and subsequently the fixed assets of its Salisbury facility with a combined net book value of $1.1 million. In July 1996, the Company acquired the remaining 20% of the common stock of Salisbury owned by a Director and Officer of the Company for $567,000. Two additional centers were purchased in 1996, and two additional centers were opened in 1997 with an investment of $1.7 million by the Company. At December 31, 1997 and 1996, the Company's investment in and advances to DEP was $1.4 million and $3.4 million respectively. The 1996 amount included $1.2 million of goodwill which was written off in conjunction with the Asset Impairment Losses discussed more fully in Notes 2 and 5.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Condensed unaudited financial data of DEP as of December 31, 1997 and 1996, and for the twelve months ended December 31, 1997 and six months ended December 31, 1996, is as follows:

In thousands

                                                    12/31/97     12/31/96
                                                    --------     --------
Current Assets                                      $    444     $  3,344
Fixed Assets, Net                                      8,504        7,161
Goodwill                                               1,412        1,413
Other Assets                                             695          248
                                                    --------     --------
    Total Assets                                    $ 11,055     $ 12,166
                                                    ========     ========
Current Liabilities                                 $  3,981     $  3,644
Long-Term Liabilities                                  5,271        5,691
Partners' Capital                                      1,803        2,831
                                                    --------     --------
    Total Liabilities and Capital                   $ 11,055     $ 12,166
                                                    ========     ========
Results of Operations
            Revenues                                $ 11,539     $  2,614
            Expenses                                  12,568        2,827
                                                    --------     --------
                Net Loss                            $ (1,029)    $   (213)
                                                    ========     ========

The following is a combined financial summary of five diagnostic centers acquired in 1996, which the Company is accounting for under the equity method. The Company's ownership varies between 18% and 42%. The Company's combined investments in these entities was $3.0 million and $3.2 million as of December 31, 1997 and 1996, respectively, including goodwill of $2.2 million which is being amortized over 20 years. Results of operations for the year ended December 31, 1996 are from the respective dates that the Company acquired its ownership interests:

In thousands
                                                   12/31/97   12/31/96
                                                   -------    --------
Current Assets                                      $ 8,180    $ 5,357
Non-Current Assets                                    5,551      3,098
                                                    -------    -------
    Total Assets                                    $13,731    $ 8,455
                                                    =======    =======
Current Liabilities                                 $ 3,954    $ 4,213
Non-Current Liabilities                               1,667      1,798
Shareholder's Equity                                  8,110      2,444
                                                    -------    -------
    Total Liabilities and Capital                   $13,731    $ 8,455
                                                    =======    =======
Results of Operations
            Revenues                                $12,237    $ 2,678
            Expenses                                  7,224      1,929
                                                    -------    -------
                Net Income                          $ 5,013    $   749
                                                    =======    =======

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

[19]    TERMINATION OF EMPLOYMENT AND CONSULTING AGREEMENTS

On February 3, 1997, Jeffrey Goffman, at the time the Company's Chairman and Chief Executive Officer, was voluntarily placed on administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Goffman declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus, invoking constructive termination provisions of his employment agreement. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg, an employee of Coyote who had provided services to the Company. For further information, see Note 20 - Litigation.

On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of employment related disputes between them. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997, and received $165,000 upon execution of the Letter. On July 11, 1997, the Company and Mr. Goffman entered into a Settlement Agreement and General Release (the "Settlement Agreement"), pursuant to which, among other things, the Company paid Mr. Goffman an additional $33,000 implementing the terms of the letter and agreed to pay an additional $267,000 in sixteen equal monthly consecutive installments of $17,000 beginning in August 1997. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercised the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. As part of this settlement, it was agreed that all previously vested restricted stock and stock options granted to Mr. Goffman would be retained by him and all unvested restricted stock as of March 31, 1997 (220,000 shares) would become vested and be placed in an escrow account. In addition, unvested options for 100,000 shares of Company Common Stock which are exercisable at $5.125 per share were placed in the escrow account. Notwithstanding Mr. Goffman's resignation, these options will vest in accordance with the schedule originally established at the time such options were awarded to Mr. Goffman or, if earlier, upon the sale of the Company or a change of control on or before March 31, 1999. All other options which were unvested as of March 31, 1997 (specifically the 100,000 options granted on June 1, 1996 exercisable at $7.125 and the 250,000 options granted on October 9, 1996 exercisable at $12.125) will vest only upon the sale of the Company or a change in control on or before March 31, 1999.

The $165,000 paid to Mr. Goffman upon execution of the Letter, the $33,000 paid within two days of the execution of the Settlement Agreement, the $267,000 to be paid over sixteen months and unamortized deferred compensation relating to Mr. Goffman in the amount of $2.3 million were recorded in Settlement with Former Chief Executive Officer during the second quarter ended June 30, 1997.

On September 30, 1997 the Company entered into a second settlement with Mr. Goffman which fully resolved the remaining issues between them including ownership of the escrow account previously established. Pursuant to this settlement, Mr. Goffman agreed to contribute $1 million to the Company's settlement of the class actions in the form of $850,000 cash and the forgiveness of the next nine monthly payments totaling $150,000 which would otherwise be due to him from the Company under the earlier settlement. Mr. Goffman delivered the $850,000 to the Company on March 17, 1998. The Company thereafter released its claim to the securities covered by the Escrow and Settlement Agreement.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During the quarter ended September 30, 1997, a credit of $1.0 million was recorded in Settlement with Former Chief Executive Officer to reflect the expected contributions from Mr. Goffman which were subsequently received.

Michael D. Karsch, the Company's former Senior Vice President, General Counsel and Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3, 1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg (See Note 20 - Litigation). During this administrative leave, Mr. Karsch was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. The Company has not yet agreed to any severance arrangements with Mr. Karsch. The Company is currently exploring, through counsel, the possibility of resolving any claims with respect to Mr. Karsch's employment contract. At December 31, 1997, the Company has deferred compensation totaling $467,000 relating to Mr. Karsch which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet.

Coyote Consulting and Keith Greenberg (an employee of Coyote) have sued the Company alleging that they are entitled to receive additional cash, stock and/or options in an unspecified amount in connection with the Company's December 1996 termination of its consulting relationship with Coyote. The Company has not yet been required to answer the complaint but intends to vigorously defend the claims and to assert cross-claims exceeding the amount claimed by Coyote and Greenberg. Management does not expect the outcome to be material to its financial position or results of operations.

[20]  LITIGATION

In January 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make disclosure regarding the background of Keith Greenberg, who had provided consulting services to the Company through Coyote Consulting and Financial Services, LLC ("Coyote Consulting"). Four of the lawsuits have been dismissed and the two remaining suits have been heard in the United States District Court for the Southern District of Florida, and have been settled in principle pursuant to a Memorandum of Understanding (the "Memorandum") dated July 31, 1997 and a more detailed Stipulation of Settlement (the "Stipulation") executed by all persons and filed with the Court on March 6, 1998. The Memorandum and Stipulation include a denial of any wrongdoing or liability by both the Company and the individually named defendants. In accordance with the terms of these documents, the parties agreed to settle all pending class action claims against the Company (including additional claims based on alleged misstatements of financial condition) for $5.9 million, payable $588,000 within ten days after signing; an additional $1.5 million ten days after Court approval of the proposed notice advising the class of the settlement; and the remaining $3.8 million no later than twenty-five days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997. The second payment became due and was made on April 4, 1998 and the final payment is now due in late May 1998. The settlement is subject to a court approval process expected to take several months. The payments, when made, are to be deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The Company reached an agreement with its insurance carrier whereby the insurer has contributed $1.0 million toward the Company's settlement obligation in full satisfaction of its director and officer liability insurance policy obligations. In addition, the Company's former CEO, Jeffrey Goffman, has contributed $850,000 cash and $150,000 in debt forgiveness as described in Note 19. The Company is currently in negotiations in which it is seeking additional contribution from other third parties. There can be no assurance that the Company will be successful in these negotiations. During the quarter ended June 30, 1997, the Company recorded a provision for settlement of lawsuits in the amount of $4.9 million, comprising the $5.9 million settlement, net of the $1.0 million contribution from the insurance company. During the quarter ended September 30, 1997, a credit of $1.0 million was recorded in Settlement with Former Chief Executive Officer to reflect the contribution from Mr. Goffman.

In addition to the class actions described above, two suits have been filed against the Company by sellers of diagnostic imaging centers who received the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding Keith Greenberg's background were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al v. U.S. Diagnostic et al), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its common stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. In the second such suit (Sanders et al v. US Diagnostic et al), in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $6 per share for approximately 90,000 shares of the Company's Common Stock. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

In September 1992, Medical Diagnostic, Inc. ("MDI") and its affiliate Greater Springfield MRI Limited Partnership ("Springfield") (through its general partner, Western Massachusetts Magnetic Resonance Services, Inc. a subsidiary of MDI ("WMMRS")), filed suits against Raytel Corporation, Inc. and certain other parties (collectively, the "Raytel Defendants") seeking a declaration, damages and equitable relief against the Raytel Defendants. Various counterclaims were filed against MDI seeking up to $8 million in damages and injunctive relief. The Company acquired MDI (of which Springfield and WMMRS are direct or indirect subsidiaries or affiliates) in February 1997. As part of this acquisition the seller, Advanced NMR Systems, Inc., agreed to indemnify the Company and MDI for losses incurred in connection with the foregoing litigation. The litigation, which was heard in the State Superior Court in California, was settled at no cost to the Company in October 1997.

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced in state court in Harris County, Texas to determine the respective stock interests of the Company, Don Ballard, Dr. Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently, IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as President of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1.0 million based upon termination of his employment, to provide him with $250,000 of Company Common

Stock, and to repurchase his IHC stock (and that of a key man trust established for his benefit) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC have vigorously contested such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997 and is currently under consideration by the Court. There can be no assurances that the Company will prevail. In March 1998, Mr. Ballard filed a request for additional trial proceedings contending that since the original trial in October 1997, the Company has denied his rights as a minority shareholder of IHC. The claims asserted against IHC and the Company by Dr. Mohammed Athari were fully settled and resolved without additional payments by either IHC or the Company.

In 1997 the Securities and Exchange Commission initiated an investigation into the Company's relationship with Coyote Consulting and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The inquiry appears to be focused on whether the disclosures with respect to Mr. Greenberg and Coyote Consulting were in compliance with the federal securities laws. The Company cooperated fully with the SEC.

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

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

[21]  RELATED PARTY TRANSACTIONS

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

During 1995, and 1996, respectively, the Company paid legal fees in the amount of $353,000 and $430,000, respectively, to the law firm of Bachner, Tally, Polevoy & Misher LLP of which Michael Karsch, a former executive officer and director of the Company, was a partner until July 1996 (See Note 20). In 1995, prior to his employment with the Company, Mr. Karsch was granted options to acquire 50,000 shares of the Company's common stock immediately exercisable at $5.125 per share for a term of

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

five years. In connection with his employment agreement, the Company provided to Mr. Karsch a loan of up to $100,000 for relocation expenses, of which $51,000 was outstanding as of December 31, 1997.

A member of the Company's Board of Directors, Keith Hartley, is the managing partner of Forum Capital Markets L.P. ("Forum"). Forum was the underwriter of the Company's $57.5 million Subordinated Convertible Debenture Offering (see
Note 6), and was paid an underwriting fee of $2.9 million. In addition, the Company sold to Forum, for nominal consideration, warrants which entitle Forum to purchase 319,445 shares of common stock of the Company at an exercise price of $9.00 per share. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture offering.

In July 1996, the Company consummated the acquisition of all of the outstanding capital stock of MediTek Health Corporation from HEICO. Laurans A. Mendelson is the Chief Executive Officer and Chairman of the Board of HEICO. In accordance with the terms of the acquisition documents, Mr. Mendelson, as designee of HEICO, was elected by the Shareholders to the Company's Board of Directors on September 19, 1996. Mr. Mendelson became Chairman of the Board of the Company on February 2, 1997. On December 1, 1997, Mr. Mendelson resigned from the Board of Directors.

In connection with the MediTek acquisition, the Company issued a Note to HEICO for $10 million. On September 10, 1997, certain terms of the Note were amended, and on September 16, 1997, HEICO sold the Note to Forum, which on the same day resold the note to 18 individual parties.

In June 1996, the Company loaned the Company's former Chief Executive Officer, Jeffrey Goffman, $360,000 for 30 days in connection with a private transaction. Such loan bore interest at a rate of 10% per annum and was repaid in July 1996.

The Company entered into an Installation Agreement ("Installation Agreement") dated February 27, 1997, and a Network Support Agreement ("Support Agreement") dated July 31, 1997, with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, Vice President and Chief Information Officer of the Company, is a substantial minority shareholder with CSI. CSI has been providing project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services since February 1996. The effective date of the Installation Agreement is February 1, 1997, and has a one-year term. The effective date of the Support Agreement is July 31, 1997 and has a six-month term. Payments made to CSI in the year ended December 31, 1997 totaled $1.1 million, including reimbursement for expenses and equipment purchases of $268,000. Payments made to CSI in the year ended December 31, 1996 totaled $334,000, including reimbursement for expenses and equipment purchases of $64,000.

In July 1996, the Company purchased from a member of the Company's Board of Directors the remaining 20% interest in a subsidiary of the Company. The Company had purchased an 80% interest in 1995. Of this 80% interest, 13.3% was acquired from the director and the remaining 66.7% was acquired from non-affiliates. The purchase price for such transaction was $567,000, which was equal to the pro-rata price for the original purchase in 1995.

The Company has a policy pursuant to which non-employee directors shall receive an option under the Company's 1995 Long-Term Incentive Plan to purchase 10,000 shares of Common Stock (i) on the date that such director first becomes a director, and (ii) each year, on the day of the first Board of Directors meeting immediately following the Company's annual stockholders' meeting. See Note 12.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On January 20, 1998, Michael O'Hanlon, the Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. See Note 6.

[22]  SUBSEQUENT EVENTS

On March 30, 1998, the Company entered into a definitive agreement to sell certain non-core assets, specifically the Company's mobile subsidiary Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.6 million in cash less debt to be assumed of approximately $6.5 million. The sale, which is subject to Hart-Scott-Rodino clearance, is expected to close in May 1998. The proceeds of the sale will be used to reduce the Company's debt and to bolster the Company's cash reserves, which have been negatively affected by the events in 1997.

[23]  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  1997 (a)
                                             -----------------------------------------------------------------------------
                                                  Q1              Q2               Q3              Q4(c)           YEAR
                                             -----------      ----------       ----------      --------------    ---------
Total revenues                               $    51,401      $   56,399       $   55,621      $   52,801(c)     $ 216,222
Net income (loss)                                  2,034         (11,904)          (9,848)        (96,994)(c)    (116,712)
Net income (loss) per share - basic                 0.09           (0.55)           (.044)        (4.29)            (5.26)
Net income (loss per share - diluted                0.09           (0.55)           (.044)        (4.29)            (5.26)

                                                                                   1996 (a)
                                             -----------------------------------------------------------------------------
                                                Q1 (b)          Q2 (b)           Q3 (b)            Q4               YEAR
                                             -----------     -----------       ----------        ------            -------

Total revenues                               $    12,568     $    15,615       $   31,368        42,510            102,061
Net income (loss)                                  1,032             431            1,108        (8,902)           (6,331)
Net income (loss) per share - basic                  .17             .06              .06          (.41)             (.48)
Net income (loss) per share - diluted                .14             .03              .05          (.41)             (.48)

----------

(a) Certain amounts have been reclassified to be consistent with the presentation of the financial statements for the years ended December 31, 1997 and 1996. Additionally, revenues shown during the first three quarters of 1997 have been reduced for certain radiologist fees which had previously been treated as operating expenses. Net income (loss) during these periods was not affected for these reclassifications.

(b) Accounting adjustments reflected in the audited financial statements herein as of and for the year ended December 31, 1996, were made which resulted in the restatement of the Company's Forms 10-QSB, filed with the Securities and Exchange Commission, for the quarters ended March 31, 1996, June 30, 1996, and September 30, 1996. These accounting adjustments primarily relate to the Company's accounting for acquisitions, dispositions, issuance of equity securities and stock options and provisions for state and federal income taxes.



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(c) Two entities acquired in 1996 which derive their revenue from management of diagnostic imaging centers and related medical facilities continued to conduct their own accounting subsequent to acquisition. Current management is investigating possible overstatement of accounts receivable and revenue, and the causes thereof, and any remedies or other recourse available to it in such case. The effect of revenue overstatements since acquisition total $2.8 million and were charged against revenue in the fourth quarter. The purchase accounting for these entities was also reviewed in conjunction with the evaluation of intangible and long-lived assets more fully described in Notes 2 and 5. Impairment losses for these two entities totaled $21.7 million of the 1997 impairment loss total of $92.9 million, substantially all of which was recorded in the fourth quarter. Management is investigating both these acquisitions to determine an appropriate course of action. Current management considered but decided against restating prior quarters for the effect of these significant fourth quarter adjustments as there was not previously sufficient evidence available to quantify and prove permanent impairment.

                               US DIAGNOSTIC INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

IN THOUSANDS

                                                        Column A       Column B        Column C           Column D        Column E

                                                                                Additions

                                                        Balance at     Charged to     Charged to                         Balance at
                                                       Beginning of    Costs and        Other             Deductions       End of
Description                                              Period         Expenses       Accounts           (describe)       Period

YEAR ENDED DECEMBER 31, 1997

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                  $ 9,670        $15,179        $ 1,822(b)        $ 9,359(a)        $17,312
  Allowance for possible loss on
     other receivables                                    $   923        $ 2,451        $ 3,491(b)        $ 6,865(a)        $  --

YEAR ENDED DECEMBER 31, 1996

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                  $ 5,872        $ 4,016        $ 5,008(b)        $ 5,226(a)        $ 9,670
  Allowance for possible loss on
     other receivables                                    $  --          $  --          $   923(b)        $  --             $   923


YEAR ENDED DECEMBER 31, 1995

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                  $ 1,151        $   577        $ 4,144(b)        $  --             $ 5,872
  Allowance for possible loss on
     other receivables                                    $  --          $  --          $  --             $  --             $  --

----------
(a)   Accounts written off.
(b) Amount represents the allowance for estimated uncollectible portion of acquired accounts receivable from the various acquisitions.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION

4.7 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debenture dated as of March 24, 1998.

21      Subsidiaries of the Registrant

23.1    Consent of Arthur Andersen LLP

23.2    Consent of Moore Stevens, P.C.

27      Financial Data Schedule