Form 10-K/A
period 1997-12-31
U S DIAGNOSTIC INC
filed 1998-04-29
CIK 911012

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A No. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            11-3164389
---------------------------------                 -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)

777 SOUTH FLAGLER DRIVE, SUITE 1201 EAST, WEST PALM BEACH, FLORIDA       33401
------------------------------------------------------------------       ------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (561) 832-0006

As of April 10, 1998, 22,911,433 shares of Common Stock of the registrant were issued and outstanding.

         Part III of the Annual Report on Form 10-K of US Diagnostic Inc. (the "Company") for the year ended December 31, 1997 is amended in its entirety to add the following information:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the current Directors and Executive Officers of the Company:

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                       AGE              POSITION
--------------------------------------------------------------------------------

C. Keith Hartley (1)(2)(3)          55               Co-Chairman of the Board and Director

L. E. Richey, M.D. (1) (2)(3)       69               Co-Chairman of the Board and Director

Michael A. O'Hanlon                 51               Director

Gordon C. Rausser, Ph.D. (3)        54               Director

Joseph A. Paul (3)                  40               Chief Executive Officer, President and Director

Francis J. Harkins, Jr.             48               Executive Vice President, General Counsel, and
                                                     Corporate Secretary

Leon F. Maraist                     55               Executive Vice President and Chief Operating Officer

J. Wayne Moor                       46               Executive Vice President, Chief Financial Officer
                                                     and Assistant Secretary

David Cohen                         45               Executive Vice President, West Coast
                                                     Operations

Len V. Platt                        44               Executive Vice President, Southeast Region

Arthur E. Quillo                    56               Executive Vice President, South Central and
                                                     Midwest Regions

Alan M. Winakor                     38               Executive Vice President, Northeast Region

Amos F. Almand, III                 49               Senior Vice President

Todd R. Smith                       34               Chief Information Officer and Vice
                                                     President

--------------------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Executive Committee

The principal occupation of each director and executive officer for at least the last five years is set forth below:

C. KEITH HARTLEY has been a member of the Board of Directors of the Company since September 1996 and became Co-Chairman of the Board on December 1, 1997. Since August 1995, Mr. Hartley also has been a Managing Partner, Corporate Finance, of Forum Capital Markets L.P., an investment banking firm. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant, and from February 1990 to May 1991, he was a Managing Director of Peers & Co., a merchant banking firm. From 1973 to 1989, Mr. Hartley was a Managing Director of Drexel Burnham Lambert Incorporated. Mr. Hartley also is a director of Comdisco, Inc. and Swisher International Group, both of which are publicly traded companies.

L. E. RICHEY, M.D. has been a director of the Company since June 1997 and became Co-Chairman of the Board on December 1, 1997. Dr. Richey is a radiologist with over 30 years of medical and entrepreneurial experience, including medical hospital ownership and management. In 1991, Dr. Richey founded US Imaging, Inc., a group of eight multi-modality outpatient diagnostic imaging centers located in Houston and San Antonio, Texas, and served as its President from 1991 until it was acquired by the Company in June 1996. From 1965 until 1990, Dr. Richey served as the Director of Radiology at Polly Ryon Hospital and currently, Dr. Richey serves as the Director of Radiology at Vencor Hospital and as the Medical Director of four of the Company's imaging centers in Houston, Texas. Dr. Richey is founder and president of L.E. Richey Associates PLLC which provides radiology services in Houston and San Antonio.

MICHAEL A. O'HANLON has served as a director of the Company since January 20, 1998. Since November 1995, Mr. O'Hanlon has served as the president and chief executive officer of DVI, Inc., the largest independent financier to the health care market in the United States ("DVI"). Mr. O'Hanlon was president and chief operating officer of DVI from September 1994 to November 1995, and he served as executive vice president of DVI since joining DVI in March 1993. Prior to joining DVI, Mr. O'Hanlon served as president and chief executive officer of Concord Leasing, Inc. ("Concord Leasing") for nine years. Concord Leasing provides medical, aircraft, shipping and industrial equipment financing, and through its subsidiary, U.S. Concord, Inc., provides equipment financing for the medical imaging industry. Mr. O'Hanlon is a director of DVI.

GORDON C. RAUSSER, PH.D. has been a director of the Company since October 1994 and a consultant to the Company since January 1995. For more than eight years, Dr. Rausser has been a principal and director of the Law & Economics Consulting Group, Inc., an economics consulting group that provides consulting and litigation support services primarily to Fortune 500 companies, which is publicly traded on the New York Stock Exchange. He is Chairman of the Board of TriColor Lines, a commercial real estate and export/import company with offices in San Francisco, London and Prague. Dr. Rausser has served as the Dean of the College of Natural Resources at the University of California at Berkeley since 1994 and has been its Robert Gordon Sproul Distinguished Professor since 1986. He has won fifteen national awards for his innovative economic research and strategic analysis. He was also the Chairman of the Department of Agricultural and Resource Economics from 1979 to 1985 and again from

1992 to 1994. Dr. Rausser, while on leave from his professorship position at the University of California at Berkeley, also served as Senior Economist on the Council of Economic Advisors from 1986 to 1987 and as Chief Economist of the Agency for International Development from 1988 to 1990. Dr. Rausser was an initial shareholder of, and is a member of the Board of Directors of, Diversified Therapy Corp., a corporation in which the Company owns approximately a 25% interest.

JOSEPH A. PAUL has been a member of the Company's Board of Directors and its President since July 1, 1996, was Chief Operating Officer from July 1, 1996 through October 31, 1997, was elected its interim Chief Executive Officer effective February 1, 1997 and became its Chief Executive Officer in March 1997. From May 1994 to June 30, 1996, he was President of MediTek Health Corporation, a corporation acquired by the Company from HEICO Corporation ("HEICO") in July 1996. Mr. Paul joined HEICO in 1991 as a Vice President and was responsible for forming MediTek Health Corporation. From 1981 until June 1997, Mr. Paul was a Vice President of Ambassador Square, Inc., a real estate development and management company, and from 1988 until June 1997, he also served as a Vice President of Columbia Ventures, Inc., a private investment company. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

FRANCIS J. HARKINS, JR. joined the Company on December 9, 1997 as Executive Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, Mr. Harkins served as Assistant General Counsel from 1993 to 1995, as Corporate Secretary from 1995 to 1997, and as Vice President and Associate General Counsel from 1996 to 1997, of Peoples Telephone Company, Inc. ("PTC"), the largest independent operator of public pay telephones in the United States. His positions with PTC included responsibility for day to day legal affairs, special legal projects and the corporate secretarial function.

LEON F. MARAIST has served as Executive Vice President and Chief Operating Officer of the Company since November 1, 1997. From 1993 to 1997, Mr. Maraist served as Vice President of NMC Diagnostic Services, Inc. ("NMC") which provides mobile imaging diagnostics in physicians' offices and diagnostics in fixed sites. His responsibilities with NMC included marketing, sales, finance and operations. From 1992 to 1994, Mr. Maraist directed operations of the $1 billion nationwide dialysis division of NMC.

J. WAYNE MOOR has been Chief Financial Officer of the Company since June 1997 and is an Executive Vice President. Mr. Moor is a Florida certified public accountant with seven years of public accounting experience with Arthur Andersen LLP. From October 1994 until June 1997, Mr. Moor was an independent accounting consultant, and he served in that capacity for the Company from February 1997 until June 1997. From 1989 to October 1994, Mr. Moor was an Executive Vice President in charge of commercial real estate and business lending at Cartaret Savings and AmeriFirst Banks.

DAVID COHEN has been with the Company since August 1995 and is an Executive Vice President responsible for the Company's West Coast Operations. Mr. Cohen has been responsible for and/or involved with the development of diagnostic imaging centers for the past 13 years. From October 1994 until August 1995, Mr. Cohen served as an independent consultant of the Company. From November 1992 to September 1994, Mr. Cohen was the President of FutureCare Affiliates, Inc., a company which he co-founded and that was acquired by the Company in November 1995. During 1991 and 1992, he was the Western Regional Manager for New Ventures and Acquisitions for DVI Health Services, Inc., a publicly-traded national health services organization. From 1986 to 1991, he served as a Magnetic Resonance Imaging consultant for Diasonics/Toshiba America Medical Systems. Mr. Cohen was also an initial shareholder of Diversified Therapy Corp., an entitiy in which the Company owns approximately a 25% interest.

LEN V. PLATT has been with the Company since November 1996 and is an Executive Vice President responsible for the Company's Southeast operations. From January 1995 until November 1996, Mr. Platt has held various sales and management positions, including National Sales Manager at Elscint, Inc., a manufacturer of imaging equipment. From August 1991 until January 1995, he was Regional Sales Manager of Otsuka Electronics.

ARTHUR E. QUILLO has been Executive Vice President of the Company since November 1996 and is responsible for the Company's South Central and Midwest regional operations. From June 1995 until he joined the Company in November 1996, Mr. Quillo was the Director of Operations at Voxel, Inc., a medical device company. From January 1993 through June 1995, Mr. Quillo served as Vice President of Field Operations of the Resonex Corporation, a manufacturer of magnetic resonance imaging equipment, and, from August 1991 through October 1992, he served as President and Chief Operating Officer of MRI Medical Diagnostics ("MRI"), a start-up imaging center company. Mr. Quillo also held a broad range of positions at the Xerox Corporation for approximately 13 years and has accumulated over 14 years of experience in the medical imaging industry.

ALAN M. WINAKOR has been with the Company since October 1996 and is an Executive Vice President responsible for the operations of the Company's Northeast
Region. In 1986, he founded Medical Marketing Development, Inc., an owner and operator of six outpatient facilities in the New York area, which the Company acquired in October 1996.

AMOS F. ALMAND, III was elected Senior Vice President in May 1995. Mr. Almand served as a director of the Company from May 1995 to November 1997. Mr. Almand organized and was the owner of the general partner of Salisbury Imaging Ltd. from its founding in 1990 until it was acquired by the Company in 1995. Mr. Almand was also an initial shareholder of, and is Chairman of the Board of Diversified Therapy Corp., a corporation in which the Company owns approximately a 25% interest.

TODD R. SMITH has been Vice President and Chief Information Officer since January 1996. From October 1992 until its acquisition by the Company in November 1995, Mr. Smith was the President and, previously, Vice President of FutureCare Affiliates, Inc., a company he co-founded in 1992. From June 1991 to October 1992, he was an Assistant Vice President of DVI Health Services Corp., a publicly traded national health services organization, where he oversaw the acquisition and development of six health care service businesses. From 1990 to 1991, he was the President of Premier Health Strategies. From 1986 to 1991, he was Director of Project Development of TME, Inc. where he oversaw the development of a number of outpatient diagnostic imaging center limited partnerships.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During the fiscal year ended December 31, 1997, the Board of Directors of the Company held eighteen meetings. All of the directors attended at least 75% of the aggregate of all meetings of the Board of Directors and the Committees on which they served held during the term of their respective directorships.

The Board currently has three committees: the Audit Committee, the Compensation Committee, and the Executive Committee.

         The Audit Committee currently consists of two non-employee directors, Mr. Hartley and Dr. Richey. The Audit Committee is authorized by the Board of Directors to review with the Company's independent accountants the annual financial statements of the Company; to review the work of, and approve non-audit services performed by, such independent accountants; and to make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee also reviews the effectiveness of the financial and accounting functions, organization, operations and management of the Company. The Audit Committee met twice in 1997.

         The Compensation Committee currently consists of two non-employee directors, Mr. Hartley and Dr. Richey. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company, administers the Company's 1995 Long-Term Incentive Plan and the issuance of stock options to the Company's officers, employees and consultants and also has authority to grant options to directors who are not employees of the Company. The Compensation Committee held three meetings in 1997.

         The Executive Committee of the Board of Directors currently consists of Messrs. Hartley, Paul, Dr. Richey and Dr. Rausser. The Executive Committee exercises the powers and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law. During 1997, the Executive Committee met four times.

         In January 1997, the Board appointed a special advisory committee (the "Special Advisory Committee"), consisting of non-employee directors Mendelson (now a former director), Hartley and Rausser, to review the Company's former relationship with Coyote Consulting and Financial Services, LLC and Keith Greenberg, a former independent consultant of the Company, and the Company's prior public disclosure regarding that relationship. In addition, in March 1997, the Special Advisory Committee recommended, and the Board adopted, certain procedures regarding the management of the Company, including background investigations of management and consulting candidates, strengthening disclosure review, and the election of additional outside directors to the Board. The Special Advisory Committee was disbanded in September 1997 after having completed its function.

COMPENSATION OF DIRECTORS

         Directors who are not officers or employees of the Company receive a payment of $1,000 for each meeting of the Board that they attend and receive $500 for each committee meeting they attend. Board members are also reimbursed for their reasonable expenses incurred in serving as a director of the Company.

         In November 1997, the Board of Directors adopted a policy of granting options to purchase shares of the Company's common stock, par value $.01 per share (the "Common Stock") to directors who are not employees or principal stockholders of, or referring physicians to, the Company ("Director Options"), on the following terms: options to purchase 10,000 shares of Common Stock are granted to each such director (i) on the date such director is first elected or appointed to the Board of Directors, and (ii) each year thereafter on the day of the first meeting of the Board of Directors immediately following any annual meeting of stockholders (so long as the director's term as a director continues after such annual meeting). Director Options have a term of five years, vest as determined by the Board of Directors and have an exercise price equal to the fair market value of the Common Stock on the date immediately preceding the date of the option grant. On June 3, 1997, director L. E. Richey was granted options to purchase 10,000 shares of Common Stock at an exercise price of $7.50 per share under the Company's 1995 Long-Term Incentive Plan (the "1995 Plan"). On November 6, 1997, directors C. Keith Hartley, Gordon Rausser and L. E. Richey, and former director Laurans A. Mendelson, were each granted options to purchase 10,000 shares of Common Stock at an exercise price of $6.50 per share under the 1995 Plan.

         In March 1997, in consideration for their services on the Special Advisory Committee, Mr. Mendelson, a former director of the Company, and Mr. Hartley and Dr. Rausser, current directors of the Company, received options to purchase 100,000, 35,000 and 35,000 shares of Common Stock, respectively, at an exercise price of $8.625 per share under the 1995 Plan. These options are immediately exercisable and have a term of 10 years from the date of grant.

         Gordon Rausser is paid $25,000 each fiscal quarter pursuant to the terms of a Consulting Agreement between the Company and Dr. Rausser dated January 1, 1995, and amended effective September 1995 and September 1996. See "Certain Relationships and Related Transactions."

         Charles Jacobson, a former director of the Company, and an entity in which he owns an equity interest, have management consulting arrangements with the Company lasting through the year 2000, pursuant to which the Company paid an aggregate of $104,312 to Mr. Jacobson and such entity in 1997 for management consulting services. These arrangements were amended in 1997 to provide that the Company will pay $100,000 for such services per year until the termination of the arrangements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The following table sets forth, for the fiscal years ended December 31, 1997, 1996, and 1995, the compensation paid or accrued by the Company to its current Chief Executive Officer, its former Chief Executive Officer (whose employment concluded on March 31, 1997), and the four other most highly compensated executive officers for the fiscal year ended December 31, 1997:

                                                                                     LONG TERM
                                                                                  COMPENSATION
                                 ANNUAL COMPENSATION                                   AWARDS
-----------------------------------------------------------------------------    ------------------
                                                                  OTHER
                                                                 ANNUAL                     SECURITIES           ALL
                                                                 COMPEN-     RESTRICTED     UNDERLYING          OTHER
         PRINCIPAL                                               SATION        STOCK          OPTIONS          COMPEN-
         POSITION         YEAR       SALARY($)     BONUS($)      ($)(1)     AWARDS($)(2)      (#)(3)          SATION($)
         --------         ----       ---------     --------      ------     ------------      ------          ---------

Joseph A. Paul(4)         1997        222,346        50,000      15,240              -        200,000          7,450(5)
Chief Executive Officer,  1996         98,485        25,000       6,000        573,125        300,000         45,555(6)
President and Director    1995              -             -           -              -              -              -

David Cohen (7)           1997        200,000        56,282      15,240              -              -          3,000(5)
Senior Vice President     1996        225,383        82,006      12,000              -         50,000          1,615(5)
                          1995         41,538        26,000       5,000              -        150,000              -

Alan M. Winakor(8)        1997        204,000        16,667           -              -              -          6,620(5)
Senior Vice President     1996         45,508             -           -              -        100,000            942(5)
                          1995              -             -           -              -              -              -

Todd R. Smith(9)          1997        120,769        67,050      12,651              -              -          1,873(5)
Vice President and Chief  1996        126,923        27,500      12,000              -         20,000            542(5)
Information Officer       1995              -             -           -              -         80,000              -

Len V. Platt(10)          1997        125,779        92,500       9,488              -              -         69,281(11)
Senior Vice President     1996         13,942        30,385           -              -         50,000              -
                          1995              -             -           -              -              -              -

Jeffrey A. Goffman(12)    1997         53,846             -           -              -              -          1,615(5)
Former Director, Former   1996        189,038             -      14,747      2,510,625        350,000          2,826(5)
Chief Executive Officer   1995        137,500       100,000      12,000        256,250        150,000              -
and Former Chairman of
the Board

----------------------------
(1)      Represents car allowance.

(2) The number of shares of restricted stock outstanding at December 31, 1997 totaled 580,000 shares. The aggregate value of the restricted stock was $2,138,750 at December 31, 1997 based upon the closing market price of the Company's Common Stock on that date. The total number of shares of outstanding restricted stock included in the Summary Compensation Table that have vested, or will vest, in whole or in part, within three years after date of grant is 280,000 shares. Of these 280,000 shares, 260,000 shares vested in 1997, 15,000 shares will vest in 1998 and 5,000 shares will vest in 1999. Dividends will be paid on restricted stock to the extent paid on Common Stock.

(3) In 1996, the Company granted 100,000, 50,000, 20,000 and 100,000 options to
Messrs. Goffman, Cohen, Smith and Paul, respectively, with an exercise price that was below the market price of the underlying Common Stock. The exercise price per underlying share was $7.125, and the market price of the underlying Common Stock at the date the options were granted was $12.875 per share.

(4) Joseph A. Paul joined the Company in July 1996 and became its Chief Executive Officer in March 1997. The 1996 amounts only include Mr. Paul's compensation as President for the period from July 1, 1996 through December 31, 1996 and do not include a $200,000 bonus and $17,512 of vacation pay earned at MediTek Health Corporation and accrued prior to the acquisition of MediTek Health Corporation by the Company and paid by the Company in July 1996 subsequent to the date of acquisition. These amounts do not include Mr. Paul's 1996 salary and bonus earned for the period prior to the acquisition of MediTek Health Corporation by the Company (January 1, 1996 to June 30, 1996) in the amounts of $70,488 and $37,500, respectively. Mr. Paul's salary and bonus at MediTek Health Corporation were $140,413 and $50,000, respectively, in 1995.

(5) Company contributions to the 401(k) Plan. The Company did not make contributions in 1995.

(6) Reimbursement for Mr. Paul's relocation expenses totaled $43,040, and Company contributions to the 401(k) Plan on his behalf totaled $2,515.

(7) Mr. Cohen's employment began in August 1995.

(8) Mr. Winakor's employment began in October 1996.

(9) Mr. Smith was granted 80,000 options in December 1995 pursuant to his employment contract. His employment commenced in December 1995, but all cash compensation was paid commencing in January 1996.

(10) Mr. Platt's employment began in November 1996.

(11) Reimbursement for Mr. Platt's relocation expenses totaled $66,783 and Company contributions to the 401(k) Plan totaled $2,498.

(12) On February 3, 1997, Mr. Goffman was placed on voluntary administrative leave by the Company's Board of Directors. During this administrative leave, he was relieved of all of his corporate duties and was not permitted to participate in any meetings of the Company's Board of Directors. In March 1997, Mr. Goffman ceased his employment with the Company. The Company entered into a Settlement Agreement and General Release with Mr. Goffman pursuant to which Mr. Goffman resigned as a director, officer and employee effective as of March 31, 1997. See "Certain Relationships and Related Transactions."

                  SUMMARY OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning persons listed in the Summary Compensation Table who were granted options during the fiscal year ended December 31, 1997:

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                              INDIVIDUAL GRANTS


                        NUMBER OF        % OF TOTAL                           MARKET PRICE
                       SECURITIES          OPTIONS                              OF COMMON
                       UNDERLYING        GRANTED TO         EXERCISE          STOCK AT DATE
                         OPTIONS          EMPLOYEES          OR BASE           OF OPTIONS       EXPIRATION
          NAME         GRANTED(#)      IN FISCAL YEAR     PRICE ($/SH)       GRANTED ($/SH)         DATE
          ----         ----------      --------------     ------------       --------------         ----

Joseph A. Paul         200,000(1)           29.2%             6.25                6.25            4/23/2002

----------------------------------


(1) The options granted vest immediately upon the earlier of (i) the Common Stock trading at a price per share of $10.00 or more as reported on the Nasdaq National Market and (ii) a change of control of the Company.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         The following table sets forth certain information concerning the persons listed in the Summary Compensation Table who exercised stock options during fiscal year ended December 31, 1997 or held unexercised options at December 31, 1997:

                                                                     NUMBER OF                  VALUE OF
                                                                 SECURITIES UNDER-             UNEXERCISED
                                                                 LYING UNEXERCISED            IN-THE-MONEY
                                                                     OPTIONS                   OPTIONS AT
                              SHARES                               AT FY-END(#)                 FY-END($)
                             ACQUIRED           VALUE              EXERCISABLE/               EXERCISABLE/
         NAME              ON EXERCISE (#)   REALIZED($)          UNEXERCISABLE             UNEXERCISABLE(1)
         ----              ---------------   -----------          -------------             ----------------


Joseph A. Paul                 ----               ----             33,334/466,666                $--/$--


David Cohen                    ----               ----             133,333/66,667                $--/$--


Alan M. Winakor                ----               ----              25,000/75,000                $--/$--


Todd R. Smith                  ----               ----              41,665/43,335                $--/$--


Len V. Platt                   ----               ----              16,666/33,334                $--/$--


Jeffrey A. Goffman(2)          ----               ----            140,000/400,000                $--/$--



---------------------------
(1)      As of December 31, 1997, none of the options were in-the-money.

(2)      See Note 19 of Notes to the Consolidated Financial Statements.

EMPLOYMENT AGREEMENTS

         Joseph A. Paul and the Company entered into a five-year employment agreement, dated June 18, 1996, for Mr. Paul to serve as President and a Director of the Company. Effective in February 1997, he was also appointed as interim Chief Executive Officer of the Company, and in March 1997, he became Chief Executive Officer. The agreement provides for an annual base salary of $200,000 during the first year of its term, and for annual increases in each of the remaining years of at least five percent per year. The agreement also provides for an annual bonus of $50,000 during the first year and a bonus in each subsequent year as determined by the Compensation Committee. In April 1997, the Compensation Committee recommended and the Board of Directors approved that effective May 1, 1997, Mr. Paul receive a salary of $235,000 per year, subject to an annual increase of 5% per year, and a bonus based upon the Company meeting certain financial targets. The agreement provides that all options and restricted stock awards granted to Mr. Paul will vest if he is terminated without cause or upon a change of control of the Company. During the term of his employment with the Company, Mr. Paul is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year and (iii) a $1,000 per month non-accountable car allowance. The agreement also provides that, upon the occurrence of the following events, Mr. Paul has the right to elect to deem his employment to have been terminated by the Company without cause and receive a lump sum payment equal to 2.9 times the annual salary and incentive or bonus payments made to him by the Company during the most recent fiscal year: (i) Mr. Paul no longer exercises all of the duties and responsibilities and no longer possesses substantially all of the authority provided for in the agreement; (ii) the Company materially breaches the agreement or the performance of its duties and obligations thereunder; or (iii) there are certain changes of control or ownership of the Company. The agreement also restricts Mr. Paul from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and for a period of one year following termination, and from disclosing certain confidential information with respect to the Company. If, however, Mr. Paul's employment is terminated without cause or terminates his agreement upon a material breach by the Company, his non-compete and non-solicit restrictions will not apply following termination.

         David Cohen and the Company entered into a four-year employment agreement in August 1995, as amended in May 1997. Mr. Cohen currently serves as Executive Vice President of West Coast Operations. The agreement provides that Mr. Cohen's annual base salary was $120,000 for the first year of the agreement and will be no less than 110% of the previous year's base salary. Currently, Mr. Cohen's annual base salary is $200,000. Mr. Cohen is also entitled to an annual bonus equal to the greater of five percent of the net income before taxes of the Company's San Francisco Magnetic Resonance Center ("SFMRC") or $50,000. Mr. Cohen was also entitled to a cash bonus of three percent of the net income before taxes resulting from Mr. Cohen's identification and development of certain mergers and acquisitions that were consummated by the Company prior to June 1, 1997. Under the terms of his agreement, Mr. Cohen was granted (i) 100,000 fully vested stock options at an exercise price of $5.125 per share, and
(ii) 50,000 options with an exercise price of $5.125 per share, which vest at the rate of 12,500 options per year, but only for each year in which the SFMRC earns a minimum of $250,000 before taxes. In the event that Mr. Cohen's duties and authority are materially diminished or the Company materially breaches the agreement, Mr. Cohen is entitled to deem his employment terminated without cause and receive all compensation which would have accrued to him under the agreement for the longer of the remainder of the term or for a period of one year. Mr. Cohen is entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year and (iii) a $1,000 per month non-accountable car allowance. The agreement also restricts Mr. Cohen from competing with the Company and from disclosing confidential information with respect to the Company, although if Mr. Cohen so deems his employment terminated without cause, he may, under certain circumstances, waive certain payments from the Company and be relieved from the non-competition restrictions.

         Todd R. Smith and the Company entered into a three-year employment agreement, dated December 7, 1995, effective December 5, 1995, which was amended and restated on August 9, 1996, pursuant to which Mr. Smith serves as the Company's Vice President and Chief Information Officer. The agreement provides for an annual base salary of not less than $120,000 during 1997 and $125,000 for 1998. Mr. Smith is also entitled to an annual discretionary bonus, and a bonus of $750 for each facility the computer system of which is brought on-line pursuant to certain specifications. In addition, Mr. Smith received 80,000 stock options in December 1995 at an exercise price of $6.50 per share which were to vest in three equal installments on December 7, 1996, 1997 and 1998. All options granted to Mr. Smith will vest upon the earlier of (i) Mr. Smith's employment terminating without cause and (ii) upon a change of control of the Company. During the term of his employment, Mr. Smith is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year and (iii) a $1,000 per month non-accountable car allowance. In the event that the Company materially breaches the employment agreement or in the event of certain changes in control or ownership of the Company, Mr. Smith may elect to deem his employment terminated by the Company without cause and in accordance with this provision, Mr. Smith would be entitled to receive lump sum compensation, bonus and certain reimbursements and benefits equal to two years' annualized compensation (unless the remaining term of the agreement is less than one year, in which case Mr. Smith is entitled to one year's annualized compensation, bonus and certain reimbursements and benefits). If Mr. Smith releases the Company from its obligation to pay such lump sum compensation, the Company will release him from the post-termination non-compete and non-solicitation restrictions of the agreement. The employment agreement restricts Mr. Smith from competing with the Company and soliciting Customers (defined in the agreement) during a 12 month period after the date of termination and from disclosing certain confidential information with respect to the Company. The non-compete and non-solicit restrictions will not apply if the agreement is terminated by the Company without cause or by Mr. Smith upon a material breach by the Company.

         Len V. Platt and the Company entered into a three-year employment agreement, dated October 15, 1996, effective November 1, 1996, pursuant to which Mr. Platt serves as the Company's Executive Vice President in charge of the Southeast Region. The agreement provides for an annual base salary of $125,000 during the first year of the term of his employment, $132,500 for the second year and $140,000 for the third year. Mr. Platt was guaranteed a minimum bonus of $25,000 for the first 12 months of his employment, payable at the same intervals as his base salary. In addition, Mr. Platt is also entitled to a bonus based on achievement of certain earnings goals outlined in the employment agreement not to exceed 40% of his base salary and to compensation for any forfeited commission/bonus from a former employer. In addition, Mr. Platt (i) was granted 50,000 stock options with an exercise price of $11.25 per share, which vest over the three-year term of his employment with the Company; (ii) will be eligible to receive 10,000 additional stock options at the end of years one and two of his term of employment; and (iii) is entitled to future discretionary grants of options. All options granted to Mr. Platt will vest upon the earlier of (i) the termination of Mr. Platt's employment with the Company without cause and (ii) a change of control of the Company. During the term of his employment, Mr. Platt is entitled to (i) health insurance in accordance with the Company's existing benefit package for senior management, (ii) three weeks paid vacation per year and (iii) a $750 per month car allowance. In the event that the Company materially breaches the employment agreement or in the event of certain changes in control or ownership of the Company, Mr. Platt may elect to deem his employment terminated by the Company without cause. In accordance with this provision of his employment agreement, Mr. Platt would be entitled to receive lump sum compensation, bonus and certain reimbursements and benefits equal to two years' annualized compensation (unless the remaining term of the agreement is less than one year, in which case Mr. Platt is entitled to one year's annualized compensation, bonus and certain reimbursements and benefits). If Mr. Platt releases the Company from its obligation to pay such lump sum compensation, the Company will release him from the post-termination non-compete and non-solicitation restrictions of the agreement. The employment agreement restricts Mr. Platt from competing with the Company and soliciting Customers (defined in the agreement) during a 12 month period after the date of termination and from disclosing certain confidential information with respect to the Company. Such restrictions will not apply if the agreement is terminated by the Company without cause or by Mr. Platt upon a material breach by the Company.

         Alan M. Winakor and the Company entered into a five-year employment agreement. Mr. Winakor currently serves as Executive Vice President of the Company in charge of the Northeast Region. The agreement provides for an annual base salary of $200,000 during the first year of its term, and for annual increases in each of the remaining years of at least five percent per year. The agreement also provides for an annual bonus of $50,000 in each of the first two years of the term of the agreement and a $50,000 bonus in each subsequent year that the net income before taxes attributable to the six imaging centers previously operated by Medical Marketing Development, Inc. meets certain targets (the "Income Target"). In addition, Mr. Winakor was granted an option to purchase 100,000 shares with an exercise price of fair market value on date of grant. By resolution of the Board of Directors, 25,000 options of such grant will vest in each year that the Income Target is met beginning on the first anniversary of the date of grant. Mr. Winakor is also entitled to discretionary grants of options. All options granted to Mr. Winakor will vest upon the earlier of (i) the termination of his employment without cause and (ii) a change in control of the Company. During the term of his employment with the Company, Mr. Winakor is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year and (iii) a $1,000 per month non-accountable car allowance. The agreement restricts Mr. Winakor from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and for a period of one year following termination, and from disclosing certain confidential information with respect to the Company. If, however, Mr.Winakor's employment is terminated without cause or he terminates his agreement upon a material breach by the Company, the non-compete and non-solicit restrictions will not apply following termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 10, 1998, by (i) each stockholder known to the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's Directors;
(iii) each of the persons listed in the Summary Compensation Table; and (iv) all Directors and Executive Officers of the Company as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


NAME AND ADDRESS OF                                    AMOUNT AND NATURE OF
BENEFICIAL OWNER (1)                                  BENEFICIAL OWNERSHIP(2)              PERCENT OF CLASS (2)
--------------------                                  -----------------------              --------------------


BENEFICIAL OWNERS
-----------------


Lighthouse Capital Insurance Company                      1,687,750  (3)                        7.4%



DIRECTORS AND NAMED EXECUTIVE OFFICERS
--------------------------------------


C. Keith Hartley                                            374,445  (5)                        1.6%

L. E. Richey, M.D.                                           25,000  (4)                           *

Michael A. O'Hanlon                                           8,000                                *


Gordon C. Rausser, Ph.D.                                    690,000  (6)                        2.9%

Joseph A. Paul                                               87,058  (7)                           *

David Cohen                                                 136,833  (8)                           *

Alan M. Winakor                                             339,628  (9)                        1.5%

Todd R. Smith                                                41,665 (10)                           *

Len V. Platt                                                 21,329 (11)                           *



ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (12)                                  1,891,989                             8.2%

*  Less than 1%.

(1) The address for all of the Directors and Executive Officers is care of US Diagnostic Inc., 777 S. Flagler Drive, Suite 1201 East, West Palm Beach, Florida 33401.

(2) Number of shares and percentage ownership include shares issuable pursuant to options, warrants or other convertible securities held by the person in question exercisable within 60 days after April 10, 1998. Percentage ownership based on 22,911,433 shares of Common Stock outstanding as of April 10, 1998.

(3) Lighthouse Capital Insurance Company, whose address is Anderson Square, 3rd Floor, P.O. Box 11235 GT, Grand Cayman, B.W.I. ("Lighthouse"), is the beneficial owner of 1,671,000 shares of the Company's outstanding Common Stock (the "Lighthouse Shares"). The Lighthouse Shares were issued by the Company to the Reese General Trust ("Reese") in connection with the acquisition of U.S. Imaging Inc. ("U.S. Imaging") on June 4, 1996. Reese later transferred the Lighthouse shares to Lighthouse for the benefit of Dr. Richey's children. Of the Lighthouse Shares, 271,000 shares are being held in escrow and will be released to Lighthouse Capital Insurance Company only in the event that certain financial results are achieved by U.S. Imaging. During 1997, Lighthouse acquired an additional 16,750 shares. See Item 13, "Certain Relationships and Related Transactions."

(4) Includes options to purchase 20,000 shares of Common Stock which are exercisable within 60 days after April 10, 1998. Does not include 1,671,000 shares held by Lighthouse Capital Insurance Company for the benefit of Dr. Richey's children. See footnote (3) above. Dr. Richey has no voting or investment power with respect to such shares and disclaims beneficial ownership of such shares.

(5) Includes options to purchase 55,000 shares of Common Stock which are exercisable within 60 days after April 10, 1998. Includes 319,445 shares of Common Stock underlying warrants held of record by Forum Capital Markets L.P. over which Mr. Hartley has voting and investment power, which are exercisable within 60 days after April 10, 1998. Mr. Hartley is a Managing Partner, Corporate Finance, of Forum Capital Markets L.P., which served as an underwriter in connection with the Company $57.5 million 9% Subordinate Convertible Debenture Offering.

(6) Includes options to purchase 55,000 shares of Common Stock and 400,000 warrants to purchase Common Stock which are exercisable within 60 days after April 10, 1998; and 75,000 shares of restricted stock granted under the 1995 Plan over which Dr. Rausser exercises voting power, 24,000 shares of which are subject to a five-year vesting period and 51,000 shares of which are subject to a three-year vesting period. Accordingly, Dr. Rausser does not currently have investment power over 53,200 shares of the 75,000 shares of restricted stock which have not yet vested.

(7) Includes options to purchase 33,333 shares of Common Stock which are exercisable within 60 days after April 10, 1998; and 45,000 shares of restricted stock granted under the 1995 Plan over which Mr. Paul exercises voting power, 20,000 of which will vest in four additional equal annual installments beginning in October 1998 or immediately upon a change in control of the Company. Accordingly, Mr. Paul does not currently have investment power with respect to 20,000 of the 45,000 shares of restricted stock which have not yet vested.

(8) Includes options to purchase 133,333 shares of Common Stock which are exercisable within 60 days after April 10, 1998.

(9) Includes options to purchase 25,000 shares of Common Stock which are exercisable within 60 days after April 10, 1998.

(10) Represents options to purchase shares of Common Stock which are exercisable within 60 days after April 10, 1998.

(11) Includes options to purchase 16,667 shares of Common Stock which are exercisable within 60 days after April 10, 1998.

(12) Includes Messrs. Hartley, Richey, O'Hanlon, Rausser, Paul, Harkins, Maraist, Moor, Cohen, Platt, Quillo, Winakor, Almand and Smith.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock to the Securities and Exchange Commission and The Nasdaq Stock Market. Copies of these reports are also required to be delivered to the Company.

         Except as set forth below, the Company believes, based solely on its review of the copies of such reports received and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that Wayne Moor inadvertently filed a Form 3 late; Leon Maraist inadvertently filed one Form 4 late for two transactions; Len Platt inadvertently filed a Form 3 late and a Form 4 for one transaction late; David Cohen filed a timely Form 5 in February 1998 reporting one transaction for which he inadvertently failed to file a Form 4; and L. E. Richey inadvertently filed a Form 3 late and a late Form 5 reporting a grant of options; and Arthur Quillo inadvertently failed to file a Form 3.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1996, in an arm's length transaction and prior to the time that Mr. Mendelson became a director of the Company, the Company acquired all of the outstanding capital stock of MediTek Health Corporation from HEICO. Laurans A. Mendelson, a former director of the Company, is also the Chief Executive Officer, President and Chairman of the Board of HEICO. The consideration paid by the Company to HEICO was approximately $13 million in cash plus a five-year, $10 million convertible note bearing interest at a rate of 6% per annum. The Note was originally convertible into the Company's Common Stock at $9.25 per share, or an aggregate of 1,081,081 shares. The Company granted HEICO certain registration rights with respect to these shares of Common Stock. The Note was redeemable at any time prior to the registration under the Securities Act of 1933 of the shares into which the Note is convertible. In September 1997, the Note was amended such that (i) the Note is convertible into shares of the Company's Common Stock at $8.50 per share, or an aggregate of 1,176,471 shares, and (ii) the Note is due and payable in full on June 30, 2001, subject to earlier redemption at the option of the Noteholders commencing on January 1, 1999 if the shares into which the Note is convertible have not at that time been registered under the Securities Act. In September 1997, subsequent to the amendment of the Note, HEICO sold the Note to Forum Capital Markets L.P. ("Forum"), of which C. Keith Hartley, a director and co-chairman of the Board of the Company, is a Managing Partner (see discussion below re: Hartley). In September 1997, Forum resold the Note to purchasers who are unaffiliated with the Company, Forum, HEICO, or Mr. Mendelson. In accordance with the MediTek acquisition agreements , Mr. Mendelson, as designee of HEICO, was elected by the shareholders to the Company's Board of Directors on September 19, 1996. Mr. Mendelson became Chairman of the Board of the Company on February 2, 1997. On December 1, 1997, Mr. Mendelson resigned from the Board of Directors.

         In 1997, the Company paid to HEICO, as reimbursement for time Mr. Mendelson spent on the Company's business, an amount equal to $225 per hour that Mr. Mendelson worked for the Company. The total amount paid to HEICO under this arrangement was $100,350. In September 1997, the reimbursement arrangement was terminated, and no further payments will be made to HEICO under the arrangement.

         The Company is a party to a Consulting Agreement effective as of January 1, 1995, with Gordon C. Rausser, as amended, pursuant to which Dr. Rausser, a director of the Company, acts as a consultant to the Company on economic, financial and strategic matters. Under the agreement, as amended, Dr. Rausser is entitled to a consulting fee of $25,000 per quarter until December 31, 1999, provided that he offers or agrees to serve as a director of the Company and offers or agrees to serve as a consultant under the agreement. In connection with entering into the agreement, as amended, Dr. Rausser received a warrant to purchase 400,000 shares of Common Stock of the Company exercisable at $5.00 per share at any time through December 31, 1999. In addition, in October 1996, the Company issued 24,000 restricted shares of Common Stock with a fair market value of $12.625 per share to Dr. Rausser under the 1995 Plan, and in January 1997, the Company issued an additional 51,000 restricted shares of Common Stock with a fair market value of $8.625 per share to Dr. Rausser under the 1995 Plan, in connection with the Consulting Agreement.

         See Note 10 ("Capital Transactions") of the Notes to Consolidated Financial Statements for disclosure regarding a related party transaction involving a settlement agreement among the Company, Jeffrey Goffman and Consolidated General Ltd., U.K. Errington Ltd., and certain other persons.

         See Note 19 ("Termination of Employment and Consulting Agreements") of the Notes to Consolidated Financial Statements for disclosure regarding (i) a settlement of employment and other issues between the Company and Jeffrey Goffman; and (ii) issues relating to the termination of employment by the Company of Michael D. Karsch.

         See Note 21 ( "Related Party Transactions") of the Notes to Consolidated Financial Statements for disclosure regarding a related party transaction involving (i) C. Keith Hartley and Forum Capital Markets L.P. in connection with the $57,500,000 Subordinated Convertible Debenture offering by the Company in March 1996; and (ii) Todd Smith and the Company's Installation Agreement with CIERRA Solutions, Inc.

         In June 1996, the Company acquired U.S. Imaging, Inc. ("U.S. Imaging") in a merger transaction pursuant to which U.S. Imaging merged into a wholly-owned subsidiary of the Company. The merger consideration paid to the former sole stockholder of U.S. Imaging, the Reese General Trust (the "Reese Trust"), was $7,000,000 in cash and 1,671,000 shares of the Company's Common Stock, of which 671,000 shares were placed in escrow. The Reese Trust transferred the shares to Lighthouse Capital Insurance Company. The shares held in escrow will be released to Lighthouse if certain financial results are achieved by U.S. Imaging in 1997 and 1998. Of the shares held in escrow, 400,000 shares have been released in 1997. L. E. Richey, a director and Co-Chairman of the Board of the Company, was the President of U.S. Imaging at the time of the merger. In addition, Dr. Richey's children are the beneficial owners of the shares held by Lighthouse. Dr. Richey became a director of the Company in June 1997 and was not a director or an employee of the Company at the time that the Company acquired U.S. Imaging. See Item 12, "Security Ownership of Certain Beneficial Owners and Management," footnotes 3 and 4.

         In October 1996, the Company purchased 100% of the capital stock of Medical Marketing Development ("MMD") from Alan Winakor, a Senior Vice President of the Company. Mr. Winakor was not an employee of the Company on the date that the Company acquired MMD. In 1996, the Company also acquired four other partnerships of which Mr. Winakor was the President and general partner. Pursuant to the purchase agreements, the payment of a portion of the consideration for the purchases of MMD and the other acquired entities was contingent upon the achievement of certain financial results by the acquired entities, and an aggregate of 88,679 shares of the Company's Common Stock were held in escrow pending release to Mr. Winakor upon the achievement of such results. In 1997, the requisite milestones were reached, and (i) the 88,679 shares of the Company's Common Stock were released from escrow to Mr. Winakor, and (ii) the Company paid $732,000 to Mr. Winakor and issued 79,135 shares of Common Stock to Mr. Winakor.

         Pursuant to the terms of a Subscription Agreement dated December 1, 1996, the Company purchased approximately five million shares of common stock of Diversified Therapy Corp. ( DTC ) for $3.5 million, representing approximately 25% of all of the outstanding common stock of DTC at December 31, 1996. DTC commenced operations in 1996 to develop a leadership position in the ownership and operations of U.S. wound care treatment facilities utilizing hyperbaric chambers. On the date of the Subscription Agreement and on December 31, 1996, the President of DTC was Keith Greenberg. Mr. Greenberg, on behalf of Coyote Consulting previously had provided consulting services to the Company. In January 1997, Mr. Greenberg resigned as President of DTC. Mr. Almand, an executive officer and former director of the Company, is the Chairman of the Board and a more than 5% beneficial owner of DTC. Mr. Rausser, a director of the Company, and Mr. Jacobson, a former director of the Company, are also directors of DTC. As a result of losses incurred by DTC, the Company recorded a loss of $3,537,184 as of June 30, 1997, representing the Company's entire recorded investment in DTC.

         In December 1994, the Company entered into a five-year consulting agreement with Coyote Consulting, which was amended in October 1995 and amended and restated on June 1, 1996, effective January 1, 1996, pursuant to which the Company paid Coyote Consulting an annual draw of $185,000. Coyote Consulting was also entitled to a finder's fee of 2% of the aggregate purchase price of any entity acquired by the Company as a result of an introduction by Coyote Consulting. It is believed that Coyote Consulting is owned by Keith Greenberg's wife, Elise Nulman Greenberg, and a family trust. Mrs. Greenberg is a former employee of the Company. Cash compensation paid to, and the value of restricted stock granted and compensatory stock options issued to Coyote Consulting for the years ended December 31, 1996 and 1995, totaled $5,596,750 and $138,126, respectively.

         In December 1996, the Company negotiated a Termination Agreement with Coyote Consulting (the "Termination Agreement"), which terminated the existing consulting agreement, subject to ratification by the Company's Board. As of this date, the Company's Board has deferred the issue of ratification pending further study. In connection with the terms of the unratified Termination Agreement, the Company paid to Coyote Consulting the sum of $620,000 representing one-half of the finder's fees due Coyote Consulting upon closing of the then-pending acquisition of Medical Diagnostics, Inc., which was closed in February 1997, and the then-pending acquisition of American Shared Hospital Services. Under the terms of the unratified Termination Agreement, the remaining portion of the finder's fees on such acquisitions would be payable at closing of the acquisitions. In the event that the Company's acquisition of American Shared Hospital Services did not close, the payment on account of the finder's fee was to be credited toward finder's fees on future acquisitions as discussed below. On April 28, 1997, the Company announced it had terminated further negotiations to acquire American Shared Hospital Services.

         The unratified Termination Agreement would also provide that all unvested shares of restricted stock and unvested options to purchase the Company's Common Stock held by Coyote Consulting would be vested as of the date of the Agreement, except that 50,000 unvested stock options granted June 1, 1996, with an exercise price of $7.125 per share would, pursuant to the terms of the original grant, vest only if the Company's Common Stock trades at a price in excess of $15.00 per share prior to June 1, 1999. At January 21, 1997, Coyote Consulting held 105,000 shares of restricted stock, of which 25,000 were vested prior to the Termination Agreement and a total of 250,000 stock options, of which 50,000 were vested prior to the Termination Agreement. Mr. Greenberg has not received a certificate for 50,000 of these restricted shares, and the Company is disputing his entitlement to these shares.

         Coyote Consulting and Keith Greenberg have sued the Company alleging that they are entitled to receive additional cash, stock and/or options in an unspecified amount in connection with the termination of the Consulting Agreement. The Company has not yet been required to answer the complaint but intends to vigorously defend the claims and to assert cross-claims exceeding the amount claimed by Coyote and Mr. Greenberg.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        US DIAGNOSTIC INC.

Date: April 28, 1998                   By:   /S/ JOSEPH A. PAUL
                                            ---------------------
                                            Joseph A. Paul
                                            Chief Executive Officer, President,
                                            and Director