Form 10-Q
period 1998-03-31
U S DIAGNOSTIC INC
filed 1998-05-15
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

          DELAWARE                                      11-3164389
--------------------------------                   ---------------------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                     Identification Number)


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

               Yes   X        No
                  -------       -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at May 13, 1998:
           -----                                ----------------------------

Common Stock, $ .01 par value                       22,911,433 shares

                               US DIAGNOSTIC, INC.

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

PART I   -   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


In thousands, except share data

                                                                                              MARCH 31,      DECEMBER 31,
                                                                                                1998            1997
                                                                                              ---------      -----------
                                                                                             (UNAUDITED)
ASSETS
    CURRENT ASSETS
         Cash and cash equivalents                                                            $  10,959       $  17,460
         Accounts receivable, net of allowance for bad debts of $18,411
             and $17,312, respectively                                                           56,817          51,200
         Other receivables                                                                        6,583           6,467
         Prepaid expenses and other current assets                                                6,632           7,731
                                                                                              ---------       ---------
             TOTAL CURRENT ASSETS                                                                80,991          82,858
                                                                                              ---------       ---------

    PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
        of $30,401 and $25,330, respectively                                                     96,538          91,567

    INTANGIBLE ASSETS, net of accumulated amortization of $15,484                               102,304         103,898
        and $13,890, respectively

    OTHER ASSETS                                                                                  4,182           4,277

    INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                     3,903           4,329
                                                                                              ---------       ---------

        TOTAL ASSETS                                                                          $ 287,918       $ 286,929
                                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
         Accounts payable and accrued expenses                                                $  22,190       $  24,055
         Shareholder class action settlement payable                                              5,288           5,288
         Current portion of long-term debt                                                       18,686          18,590
         Obligations under capital leases - current portion                                       7,589           9,155
         Other current liabilities                                                                7,411           7,350
         Purchase price due on companies acquired                                                 2,420           2,485
                                                                                              ---------       ---------
             TOTAL CURRENT LIABILITIES                                                           63,584          66,923
                                                                                              ---------       ---------

         Subordinated convertible debentures                                                     56,305          56,246
         Long-term debt, net of current portion                                                 123,076         118,999
         Obligations under capital leases, net of current portion                                10,726          11,573
         Other liabilities                                                                        5,913           6,022
                                                                                              ---------       ---------
             TOTAL LIABILITIES                                                                  259,604         259,763
                                                                                              ---------       ---------

    MINORITY INTEREST                                                                             1,872           1,826

    COMMITMENTS AND CONTINGENCIES (Note 9)                                                           --              --


    STOCKHOLDERS' EQUITY
         Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                  --              --
         Common stock, $.01 par value; 50,000,000 shares authorized; 22,911,433 and
             22,889,633 shares issued and outstanding, respectively                                 229             229
         Additional paid-in capital                                                             147,850         147,850
         Deferred stock-based compensation                                                       (1,836)         (2,192)
         Accumulated deficit                                                                   (119,801)       (120,547)
                                                                                              ---------       ---------
            TOTAL STOCKHOLDERS' EQUITY                                                           26,442          25,340
                                                                                              ---------       ---------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 287,918       $ 286,929
                                                                                              =========       =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands, except per share data

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                     1998            1997
                                                                 -----------       -----------
REVENUE                                                             $ 54,458       $ 51,444

OPERATING EXPENSES
     General and administrative                                       39,933         34,676
     Bad debt expense                                                  1,258          1,513
     Depreciation                                                      5,130          4,125
     Amortization                                                      1,599          2,649
     Stock-based compensation                                            356            439
                                                                    --------       --------

       TOTAL OPERATING EXPENSES                                       48,276         43,402
                                                                    --------       --------

 INCOME FROM OPERATIONS                                                6,182          8,042

OTHER INCOME (EXPENSE)

     Interest expense                                                 (5,452)        (3,873)
     Interest and other income                                         1,092            858
     Gain on marketable equity securities                                 --            406
                                                                    --------       --------

       TOTAL OTHER INCOME (EXPENSE)                                   (4,360)        (2,609)
                                                                    --------       --------
Income before minority interest and provision for income taxes         1,822          5,433

Minority interest in income of subsidiaries                              740          1,123
Provision for income taxes                                               336          2,276
                                                                    --------       --------

     NET INCOME                                                     $    746       $  2,034
                                                                    ========       ========

BASIC EARNINGS PER COMMON SHARE

     Net income                                                     $    .03       $    .09
                                                                    ========       ========

     Average common shares outstanding                                22,716         21,580
                                                                    ========       ========

DILUTED EARNINGS PER COMMON SHARE
     Net income                                                          .03       $    .09
                                                                    ========       ========
     Average common and dilutive equivalent shares
          outstanding                                                 23,127         23,861
                                                                    ========       ========





See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------


In thousands


                                                                                                                   TOTAL
                                      COMMON        COMMON         PAID-IN        DEFERRED      ACCUMULATED     STOCKHOLDERS'
                                      SHARES        STOCK          CAPITAL      COMPENSATION      DEFICIT          EQUITY
                                    ---------      ---------      ---------     -------------    ---------       ---------
BALANCE - JANUARY 1, 1998              22,890      $     229      $ 147,850      ($  2,192)      ($120,547)      $  25,340

Restricted stock issued                    --             --             --             --              --              --

Amortization of deferred

  Compensation                             --             --             --            356              --             356

 Net income                                --             --             --             --             746             746
                                    ---------      ---------      ---------      ---------       ---------       ---------

BALANCE - MARCH 31, 1998               22,890      $     229      $ 147,850      ($  1,836)      ($119,801)      $  26,442
                                    =========      =========      =========      =========       =========       =========



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------


In thousands

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               1998           1997
                                                           ----------       -----------
OPERATING ACTIVITIES
      NET CASH - OPERATING ACTIVITIES                        $  2,297       $ (3,685)
                                                             --------       --------

INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                           --        (21,827)
      Equipment purchases                                      (9,453)        (4,725)
      Payment of purchase price due                               (65)        (6,476)
      Sale of marketable equity securities                         --          7,161
      Other                                                       102            271
                                                             --------       --------

      NET CASH - INVESTING ACTIVITIES                          (9,416)       (25,596)
                                                             --------       --------

FINANCING ACTIVITIES
      Proceeds from borrowings                                  9,678         29,962
      Repayments of notes payable and
          obligations under capital leases                     (9,060)        (8,917)
      Exercises of options and warrants                            --             50
                                                             --------       --------

      NET CASH - FINANCING ACTIVITIES                             618         21,095
                                                             --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (6,501)        (8,186)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                17,460         18,641
                                                             --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $ 10,959       $ 10,455
                                                             ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
         Interest                                            $  6,992       $  4,909
         Income taxes paid                                   $    446             --



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The value of restricted stock granted in 1997 was $411,000.

Borrowings under capitalized leases were $750,000 in 1998.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements as of March 31, 1998, include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1997.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

Recently Issued Accounting Standards

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the quarter ended March 31, 1998. SFAS 130 was issued by the Financial Accounting Standards Board in June 1997 and establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                         MARCH 31,      DECEMBER 31,   ESTIMATED
                                                            1998            1997      USEFUL LIFE
                                                         ---------      ------------  ------------
Land                                                     $   1,868       $   1,868             --
Buildings                                                    7,354           7,131       40 Years
Medical equipment                                           87,463          83,273        7 Years
Furniture and fixtures                                       3,549           3,539     7-10 Years
Office, data processing equipment and software              11,369          10,994     3-10 Years
Leasehold improvements                                      15,336          10,092       10 Years
                                                         ---------       ---------

   Total                                                   126,939         116,897

Less:  accumulated depreciation
   and amortization                                        (30,401)        (25,330)
                                                         ---------       ---------

Property and equipment, net                              $  96,538       $  91,567
                                                         =========       =========



Included in property and equipment is equipment under capital leases amounting to $31.7 million and $31.8 million at March 31, 1998 and December 31, 1997, respectively.

Depreciation expense amounted to $5.1 million and $4.1 million during the three months ended March 31, 1998 and 1997, respectively, of which $1.1 million and $800,000 was attributed to the equipment under capital leases.

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

    In thousands

                                                                     MARCH 31,     DECEMBER 31,       ESTIMATED
                                                                       1998            1997          USEFUL LIFE
                                                                     ---------     ------------      -----------
Goodwill                                                             $ 111,220       $ 111,220        20 Years
Covenants  not to compete                                                3,142           3,142       3-5 Years
Customer lists                                                           3,189           3,189        10 Years
Other intangibles                                                          237             237       3-5 Years
                                                                     ---------       ---------

Total                                                                  117,788         117,788

Less accumulated amortization                                          (15,484)        (13,890)
                                                                     ---------       ---------

         Intangibles, net                                            $ 102,304       $ 103,898
                                                                     =========       =========


Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty-years. The Company believes that a twenty year amortization policy for goodwill is reasonable based upon current and expected operating results of the businesses acquired. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill. Customer lists and covenants not to compete are amortized on a straight-line basis for a period of fifteen years and three to five years, respectively.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]   DEBT

In February 1997 the Company entered into a $25 million revolving credit loan (increased to $35 million in September 1997) secured by accounts receivable with DVI Business Credit Corporation ("DVIBC"). At the time the Company entered into the financing arrangement with DVIBC, DVIBC believed that a portion of the Company's accounts receivable did not meet certain of the lender's eligibility criteria under the line of credit. DVIBC granted the Company a waiver with respect to such criteria but provided in the loan agreement that if the Company did not satisfy such criteria to DVIBC's satisfaction within 90 days of the original funding of the loan, DVIBC had the right to declare the nonconforming accounts ineligible and exclude them from the borrowing base, in which case the Company would have been obligated to reduce its then existing indebtedness to DVIBC to the borrowing base level at such time. In March 1998, DVIBC granted the Company additional waivers of such criteria through December 31, 1998. However, if DVIBC continues in this belief and if the Company is not able to satisfy such criteria on or before December 31, 1998 and does not obtain any further waiver thereof from DVIBC, the Company may be required to pay down its then outstanding accounts receivable loans from DVIBC to a level not in excess of the Borrowing Base on such date. There can be no assurance that the Company will be able to satisfy such eligibility criteria on or before December 31, 1998, and if it is unable to do so, it may not have funds on hand sufficient to make the required payment of the DVIBC indebtedness. If the Company fails to make any such required payment, it could be declared in default under the DVIBC loan agreement, as well as under certain other debt owed to affiliates of DVIBC and under the Company's Subordinated Convertible Debentures (see below), resulting in possible debt acceleration from both lenders. If the Company is unable to draw upon such credit facilities or to replace the same without delay, the Company's liquidity would be seriously impaired.

As discussed in Note 10, the Company has a definitive agreement to sell Medical Diagnostics, Inc. ("MDI"). Upon closing of the transaction, which is expected to occur in May 1998, approximately $25 million of the proceeds will be used to pay down the revolving credit loan.

In March 1998, the Company determined that it was not in compliance in the fourth quarter of 1997 with its Debt to Operating Cash Flow financial ratio covenant required under its $57.5 million Subordinated Convertible Debentures (the "Debentures"). Pursuant to the Indenture under which the Debentures were issued (the "Indenture"), the Company and its subsidiaries may generally incur debt, as defined, if the ratio of Debt (as defined) to Operating Cash Flow (as defined), of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less. The non-compliance was due to the required treatment of certain items in the ratio calculation relating to significant non-operating write-offs, reserves and expenses taken by the Company in 1996 and 1997 for various items including the settlement of shareholder class action claims, the previously disclosed NASDAQ and SEC proceedings and related legal and accounting professional services fees totaling approximately $10 million. The Company obtained the consent of a majority of the holders of outstanding Debentures to waive any non-compliance in the fourth quarter of 1997 and modify the Indenture to add back $10 million representing the above noted items to the Operating Cash Flow calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent"). Based upon the receipt of the Consent, the Company was in compliance with the Debt to Operating Cash Flow Ratio during the first quarter of 1998.

[6]  STOCKHOLDERS' EQUITY

During the quarter ended March 31, 1998, the Company granted to certain employees (none of whom is a member of senior management of the Company) 176,000 non-qualified stock options under its 1995 Long-Term Incentive Plan.

As the Company previously disclosed, on July 3, 1997, a NASDAQ Listing Qualifications Panel determined that the Company was not in compliance with the net tangible assets test for continued listing on the NASDAQ National Market System, but determined after a hearing to grant the Company a waiver. While the Company did not meet all of the NASDAQ's continued listing criteria, the Company's securities remained listed on the NASDAQ National Market System pursuant to the waiver. At the time it granted the waiver, NASDAQ informed the Company that it would continue to monitor the Company's progress, and that it reserved the right, in the event there is a material change in the Company's operational or financial structure or character, to re-examine the appropriateness of the waiver.

On April 17, 1998, NASDAQ notified the Company that, based on a review of the Company's price data covering a period of 30 consecutive trade dates, the Company's common stock has failed to maintain a closing bid price of greater than or equal to $5 per share as contained in NASDAQ's new alternative listing standards. NASDAQ has advised the Company that the Company has a period of 90 calendar days in which to regain compliance with such standard. If at anytime within 90 calendar days from April 17, 1998, the closing bid price of the Company's shares of common stock is equal to or greater than $5 for ten consecutive trading days, the Company will have complied with the minimum bid price requirement.

There can be no assurance that the Company will be able to comply with the NASDAQ requirement, and the Company is presently considering its alternatives, including the possibility of effectuating a reverse stock split.

[7]  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share have been restated to comply with SFAS 128 for the three months ended March 31, 1997.

Earnings per common share ("EPS") data were computed as follows:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                       1998        1997
                                                     -------      -------
In thousands, except per share data

Net income                                           $   746      $ 2,034
                                                     =======      =======

BASIC EPS:

Weighted-average common shares outstanding            22,716       21,580
                                                     =======      =======

EPS - net income                                     $   .03      $   .09
                                                     =======      =======

DILUTED EPS:

Weighted-average common shares outstanding            22,716       21,580
Stock options and warrants                                 2        1,268
Restricted stock grants                                  138           21
Contingent shares                                        271          992
                                                     -------      -------
Shares applicable to diluted earnings                 23,127       23,861
                                                     =======      =======

EPS - net income                                     $   .03      $   .09
                                                     =======      =======


Unexercised stock options and warrants to purchase 5.6 million and 535,000 shares of the Company's common stock as of March 31, 1998 and 1997, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the common shares. In addition, 7.8 million and 8.0 million shares of the Company's common stock issuable upon conversion of convertible debt as of March 31, 1998 and 1997, respectively, were not included in computations of diluted EPS because the net effect of including such shares would be anti-dilutive.

[8] TERMINATION OF EMPLOYMENT  AND CONSULTING AGREEMENTS

On September 30, 1997, the Company entered into a second settlement with Jeffrey Goffman which fully resolved the remaining issues between them including ownership of the escrow account previously established. Pursuant to this settlement, Mr. Goffman agreed to contribute $1 million to the Company's settlement of the class actions in the form of $850,000 cash and the forgiveness of the next nine monthly payments totaling $150,000 which would otherwise be due to him from the Company under the earlier settlement. Mr. Goffman delivered the $850,000 to the Company on March 17, 1998. The Company thereafter released its claim to the remainder of the securities covered by the Escrow and Settlement Agreement.

[9] LITIGATION

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced in state court in Harris County, Texas to determine the respective stock interests of the Company, Don Ballard, Dr. Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently, IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as President of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1.0 million based upon termination of his employment, to provide him with $250,000 of Company Common Stock, and to repurchase his IHC stock (and that of a key man trust established for his benefit) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC have vigorously contested such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997. In March 1998, Mr. Ballard filed a request for additional trial proceedings contending that since the original trial in October 1997, the Company has denied his rights as a minority shareholder of IHC. Instead of ruling upon Mr. Ballard's motion for additional trial proceedings, on April 14, 1998 the Court notified the parties of its decision in the case and directed them to prepare a form of judgment consistent with that decision. The Court ordered Ballard to sell his 15% interest in IHC to the Company for the sum of $125,000 and ordered IHC to pay him the present value of the remaining term of his employment contract, which the Company believes to be approximately $675,000. No other damages were awarded to either party. Ballard is contesting the judgment and has filed a motion asking the Court instead to award him approximately $8.5 million in damages and $500,000 in attorneys fees. Upon approval by the Court of the form of final judgment, both sides have the right to appeal. Although there can be no assurance that the Company will prevail in this litigation, the Company believes it has adequate defenses to the employment contact and expects to appeal that portion of the judgment. The claims asserted against IHC and the Company by Dr. Mohammed Athari were fully settled and resolved without additional payments by either IHC or the Company.

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

[10]  RECENT DEVELOPMENTS

On March 30, 1998, the Company entered into a definitive agreement to sell certain non-core assets consisting of the Company's mobile subsidiary MDI to Alliance Imaging Inc. for $35.6 million in cash less debt to be assumed of approximately $6.5 million. The transaction has received Hart-Scott-Rodino clearance, and is expected to close in May 1998. The proceeds of the sale will be used to reduce the Company's debt (see Note 5) and to bolster the Company's cash reserves. Mobile imaging operations do not conform with the Company's core business of fixed site MRI and multimodality imaging centers.

On May 8, 1998, the Company entered into a definitive agreement to sell its 50.1% interest in U.S. Cancer Care Inc., a non-core asset, and its 50% interest in a radiation oncology partnership, to USCC Acquisition Corp. ("USCC"), a Delaware corporation, which will, upon closing, change its name to U.S. Cancer Care, Inc. The sale price consists of

$2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million. The transaction is expected to close in May 1998.

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

OVERVIEW

The Company commenced operations upon the completion of its first acquisition in October 1993. The Company has historically grown through acquisitions of diagnostic imaging centers and businesses. The Company's operating performance is substantially dependent upon its ability to integrate the operations of acquired facilities into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. If the Company is unable to manage growth effectively, the Company's operating results could be materially adversely affected.

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

The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment, continuing governmental budgetary constraints, reductions in reimbursement, rates, changes in the mix of the Company's patients and other changes in reimbursement for healthcare services, among other factors, which may put downward pressure on revenue per scan. See "Business - Clients and Payors" and "Business - Regulation and Government Reimbursement" included in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RECENT DEVELOPMENTS

During the first quarter of 1998, the Company developed a strategy to reduce debt and increase cash flows consisting of the following: (i) implemented a cost reduction plan which includes a significant reduction in nonessential staff and other consolidation synergy, heretofore not applied. The aggregate reduction of these employee-related expenses is expected to save approximately $5 million annually; (ii) divest non-core assets and focus upon the Company's core business. In addition to the MDI and Oncology Interests transactions described below and in Note 10 of Notes to Condensed Consolidated Financial Statements, the Company is currently reviewing other non-core assets and will pursue other such sales as warranted; (iii) seek to refinance the Company's long term debt; and (iv) once the first three steps have been accomplished, institute a sustained strategy of prudent acquisitions and new center development.

On March 30, 1998, the Company entered into a definitive agreement to sell certain non-core assets consisting of the Company's mobile subsidiary MDI to Alliance Imaging Inc. for $35.6 million in cash less debt to be assumed of approximately $6.5 million. The transaction has received Hart-Scott-Rodino clearance, and is expected to close in May 1998. The proceeds of the sale will be used to reduce the Company's debt (see Note 5 of Notes to Condensed

Consolidated Financial Statements) and to bolster the Company's cash reserves. Mobile imaging operations do not conform with the Company's core business of fixed site MRI and multimodality imaging centers.

On May 8, 1998, the Company entered into a definitive agreement to sell its 50.1% interest in U.S. Cancer Care Inc., a non-core asset, and its 50% interest in a radiation oncology partnership (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation, which will, upon closing, change its name to U.S. Cancer Care, Inc. The sale price consists of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million. The transaction is expected to close in May 1998.

The following table sets forth items of income and expense as a percentage of total revenues:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1998          1997
                                                        -------      -------
REVENUE                                                   100.0        100.0
                                                        -------      -------

OPERATING EXPENSES

     General and administrative                            73.3         67.4
     Bad debt expense                                       2.3          2.9
     Depreciation                                           9.4          8.0
     Amortization                                           2.9          5.1
     Stock based compensation                                .7          0.9
                                                        -------      -------
    TOTAL OPERATING EXPENSES                               88.6         84.3
                                                        -------      -------

INCOME FROM OPERATIONS                                     11.4         15.7

OTHER INCOME (EXPENSE)

     Interest expense                                     (10.0)        (7.5)
     Interest and other income (expense)                    2.0          1.7
     Gain on marketable equity securities                    --           .8
                                                        -------      -------

    TOTAL OTHER INCOME (EXPENSE)                           (8.0)        (5.0)
                                                        -------      -------

Income before minority interest and provision
     for income taxes                                       3.4         10.7

Minority interest in income of subsidiaries                 1.4          2.2
Provision for income taxes                                   .6          4.4
                                                        -------      -------

     NET INCOME                                             1.4%         4.1%
                                                        =======      =======



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

Revenue for the three months ended March 31, 1998 increased $3.0 million from $51.4 million in 1997 to $54.4 million in 1998, partially as a result of the acquisition of MDI. Revenue related to MDI was $6.1 million during 1998 compared to $1.9 million during 1997, as MDI wasn't acquired by the Company until late February 1997. Net income for the three months ended March 31, 1998 was $746,000 compared to $2.0 million during 1997. Basic and diluted earnings per share for the three months ended March 31, 1998 were $.03 and $.03 compared to $.09 and $.09 for the three months ended March 31, 1997.

General and Administrative ("G&A") expense was $39.9 million for the three months ended March 31, 1998 compared to $34.7 million for the three months ended March 31, 1997. This increase of $5.3 million is primarily due to increased payroll and overhead costs incurred in assimilating and supporting the acquisitions that have occurred over the past two fiscal years, including increased non-capitalizable costs relating to implementing a new billing system. Additionally, G&A related to MDI was $3.5 million during 1998 compared to $1.1 million during 1997, as MDI wasn't acquired by the Company until late February 1997. As discussed above under Recent Developments, the Company has begun a cost reduction program which it anticipates will result in a future reduction of costs. Depreciation expense increased from $4.1 million in 1997 to $5.1 million in 1998, resulting primarily from an increase in property and equipment in connection with medical equipment upgrades, as well as the implementation of a new billing system. Amortization expense decreased from $2.6 million in 1997 to $1.6 million in 1998. The decrease in amortization is primarily due to a $76.0 million write-down of goodwill and certain other long term assets during the fourth quarter of fiscal year ended December 31, 1997 resulting from impairment losses.

Stock Based Compensation decreased by $83,000 from $439,000 in the three months ended March 31, 1997 to $356,000 in the three months ended March 31, 1998.

Interest Expense increased $1.5 million from $3.8 million in the three months ended March 31, 1997 to $5.4 million in the three months ended March 31, 1998. The increase in interest expense is a result of the Company's higher borrowings incurred to support its growth, capital expenditures related to the construction and expansion of existing Facilities, as well as the replacement and enhancement of medical equipment and computer systems, and the deficit in operating cash flow.

Results of operations for the three months ended March 31, 1997 includes a $406,000 realized gain on the sale of marketable equity securities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

Revenue for the three months ended March 31, 1997 increased $38.8 million from $12.6 million in 1996 to $51.4 million in 1997. This increase is primarily the result of acquisitions. Net income for the three months ended March 31, 1997 increased by $1.0 million from $1.0 million in 1996 to $2.0 million in 1997. Basic and diluted earnings per share was $.09 and $.09 in 1997 compared to $.17 and $.14 in 1996, respectively.

General and Administrative expense was $34.7 million for the three months ended March 31, 1997 compared to $7.1 million for the three months ended March 31, 1996. This increase of $27.6 million is primarily due to an increase in corporate overhead as the Company consolidated or commenced consolidation of most administrative functions at its headquarters and increases in legal, accounting and other general expenses due to acquisitions, litigation and regulatory issues. General and administrative expenses were 67% of revenue in 1997 compared to 57% of revenue in 1996. Depreciation expense increased from $1.3 million in 1996 to $4.1 million in 1997, and amortization expense increased from $558,000 in 1996 to $2.6 million in 1997. Such increases in depreciation and amortization is due to an increase in intangible assets and property and equipment primarily as a result of acquisitions.

Stock Based Compensation increased by $126,000 from $313,000 in the three months ended March 31, 1996 to $439,000 in the three months ended March 31, 1997.

Results of operations for the three months ended March 31, 1997 includes a $406,000 realized gain on the sale of marketable equity securities.

Interest Expense increased $3.1 million from $693,000 in the three months ended March 31, 1996 to $3,873,000 in the three months ended March 31, 1997. The increase is primarily attributable to debt incurred to finance acquisitions and the purchase of property and equipment.

LIQUIDITY

At March 31, 1998, the Company had working capital of $17.4 million, compared to $15.9 million at December 31, 1997. The Company's primary short term liquidity requirements include the current portion of long term debt and capital leases (totaling $26.3 million), other current liabilities, including $5.3 million payable in connection with the settlement of certain shareholder litigation, and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and improvements in the Company's management information systems. The Company had approximately $11.0 million in cash at March 31, 1998.

Net cash provided by operating activities was $2.3 million during the three months ended March 31, 1998 compared to $3.7 used in operating activities during the three months ended March 31, 1997. During 1997 the Company acquired MDI for cash, and recorded a significant increase in accounts receivable and other current assets from the acquisition.

Net cash used in investing activities was $9.4 million for 1998 compared to $25.6 million in 1997. Cash used in investing activities primarily relates to acquisitions and equipment purchases. During 1997 the Company acquired MDI for approximately $21.8 million.

Net cash provided by financing activities was $618,000 during 1998 compared to $21.1 million in 1997. The 1998 amount includes proceeds from borrowings totaling $9.7 million less repayment of capital lease and debt obligations totaling $9.1 million. During 1997 proceeds from borrowings totaled $30.0 million (approximately $25 million of which was used to acquire MDI) and repayment of capital lease and debt obligations totaled $8.9 million.

The Company's cash position has continued to decline during the three months ended March 31, 1998, which has been primarily due to a growth in accounts receivable resulting from a failure to fully collect receivables from third party payors, in part as a function of the Company's conversion to a new centralized billing and collection system, and in part, as a function of inefficiencies in realizing on the collection of patient co-payments and deductible payments. The Company has devoted additional resources to the collection of accounts receivable and implemented intense remedial efforts with respect thereto. The Company has also identified the strategy described above, including the sale of MDI and the Oncology Interests (which will result in the repayment of approximately $25 million of the Company's revolving credit loan--see Note 5 of Notes to Condensed Consolidated Financial Statements); as well as the potential sale of other non-core assets. If the Company's strategy is not sufficient or if collections cannot be improved to the extent necessary, the Company's liquidity and financial condition could be materially and adversely affected. In addition, if the uncertainties with respect to the Company's credit facilities described in Note 5 of Notes to Condensed Consolidated Financial Statements cannot be satisfactorily resolved, the Company may be required to pay down or refinance all or a portion of such credit facilities. In any of such events the Company would likely need to seek new financing, either through equity offering, additional borrowings or asset sales. There can be no assurance that the Company would be able to obtain such new financing or effect such asset sales in a timely fashion or upon acceptable terms, or if at all.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Notes 6 and 9 of Notes to Condensed Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation related to its acquisition of stock in Integrated Health Concepts, Inc. ("IHC") in August 1996. In March 1997, litigation was commenced in state court in Harris County, Texas to determine the respective stock interests of the Company, Don Ballard, Dr. Mohammed Athari and a key man trust which, together, comprise all of IHC's shareholders. In June 1997, the Court issued a ruling upholding the Company's position that it owns 70% of IHC's stock. Subsequently, IHC appointed a new Board of Directors which terminated Mr. Ballard's employment as President of IHC. Mr. Ballard filed additional claims against IHC and the Company alleging that they had breached fiduciary duties owing to him and that they were obligated to pay him more than $1.0 million based upon termination of his employment, to provide him with $250,000 of Company Common Stock, and to repurchase his IHC stock (and that of a key man trust established for his benefit) for its fair market value which Mr. Ballard contended was approximately $8 million. The Company and IHC have vigorously contested such claims and have asserted their own claims against Mr. Ballard aggregating approximately $1.3 million. The matter was tried during October 1997. In March 1998, Mr. Ballard filed a request for additional trial proceedings contending that since the original trial in October 1997, the Company has denied his rights as a minority shareholder of IHC. Instead of ruling upon Mr. Ballard's motion for additional trial proceedings, on April 14, 1998 the Court notified the parties of its decision in the case and directed them to prepare a form of judgment consistent with that decision. The Court ordered Ballard to sell his 15% interest in IHC to the Company for the sum of $125,000 and ordered IHC to pay him the present value of the remaining term of his employment contract, which the Company believes to be approximately $675,000. No other damages were awarded to either party. Ballard is contesting the judgment and has filed a motion asking the Court instead to award him approximately $8.5 million in damages and $500,000 in attorneys fees. Upon approval by the Court of the form of final judgment, both sides have the right to appeal. Although there can be no assurance that the Company will prevail in this litigation, the Company believes it has adequate defenses to the employment contract and expects to appeal that portion of the judgment. The claims asserted against IHC and the Company by Dr. Mohammed Athari were fully settled and resolved without additional payments by either IHC or the Company.

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

ITEM 3.  DEFAULTS UPON  SENIOR SECURITIES

See discussion of Debentures under Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 5.  OTHER INFORMATION

See discussion of NASDAQ Listing Requirements under Note 6 of Notes to Condensed Consolidated Financial Statements and discussion of recent developments under
Note 10 of Notes to Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------

          27      Financial Data Schedule.

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    US DIAGNOSTIC INC.



Dated: May 14 , 1998         By: /s/ Joseph A. Paul
                                 --------------------------------------
                                 Joseph A. Paul
                                 President and Chief Executive Officer

                             By: /s/ Wayne Moor
                                 --------------------------------------
                                 Wayne Moor
                                 Executive Vice President and
                                 Chief Financial Officer

                                  EXHIBIT INDEX


     27           Financial Data Schedule