Form 10-Q
period 1998-06-30
U S DIAGNOSTIC INC
filed 1998-08-13
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended June 30, 1998

  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

 For the transition period from                      to
                                --------------------    -------------------

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

                        Delaware                                                              11-3164389
--------------------------------------------------------------                  -----------------------------------
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

                                 Yes  X   No
                                    ----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at August 10, 1998:
-----------------------------                   -------------------------------
Common Stock, $ .01 par value                           22,712,433 shares

                               US DIAGNOSTIC INC.


      Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth and integration strategies, collections of accounts receivable, available financing and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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
Item 1.   Financial Statements


US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


In thousands, except share data                                                                  June 30,       December 31,
                                                                                                   1998            1997
                                                                                                 --------       ------------
                                                                                                (Unaudited)
ASSETS
    Current Assets
         Cash and cash equivalents                                                                $ 13,064        $ 17,460
         Accounts receivable, net of allowance for bad debts of $15,060
             and $17,312, respectively                                                              49,200          51,200
         Other receivables                                                                           7,137           6,467
         Prepaid expenses and other current assets                                                   8,323           7,731
                                                                                                  --------        --------
             Total Current Assets                                                                   77,724          82,858
                                                                                                  --------        --------
    Property and Equipment, net of accumulated depreciation and amortization
        of $30,542 and $25,330, respectively                                                        93,074          91,567

    Intangible Assets, net of accumulated amortization of $15,371
        and $13,890, respectively                                                                   82,210         103,898

    Other Assets                                                                                     3,859           4,277

    Investment In and Advances to Unconsolidated Subsidiaries                                        1,547           4,329
                                                                                                  --------        --------
        Total Assets                                                                              $258,414        $286,929
                                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable and accrued expenses                                                     $22,331         $24,055
         Shareholder class action settlement payable                                                    --           5,288
         Current portion of long-term debt                                                          19,710          18,590
         Obligations under capital leases - current portion                                          7,220           9,155
         Other current liabilities                                                                   7,774           7,350
         Purchase price due on companies acquired                                                      434           2,485
                                                                                                  --------        --------
             Total Current Liabilities                                                              57,469          66,923
                                                                                                  --------        --------

         Subordinated convertible debentures                                                        56,365          56,246
         Long-term debt, net of current portion                                                    101,069         118,999
         Obligations under capital leases, net of current portion                                    7,635          11,573
         Other liabilities                                                                           4,444           6,022
                                                                                                  --------        --------
             Total Liabilities                                                                     226,982         259,763
                                                                                                  --------        --------
    Minority Interest                                                                                1,285           1,826
                                                                                                  --------        --------

    Commitments and Contingencies (Note 8)                                                              --              --

    STOCKHOLDERS' EQUITY
         Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                     --              --
         Common stock, $.01 par value; 50,000,000 shares authorized; 22,705,433 and 23,749,217 shares issued and outstanding, respectively
             22,889,633 shares issued and outstanding, respectively                                    227             229
         Additional paid-in capital                                                                147,864         147,850
         Deferred stock-based compensation                                                          (1,554)         (2,192)
         Accumulated deficit                                                                      (116,390)       (120,547)
                                                                                                  --------        --------
            Total Stockholders' Equity                                                              30,147          25,340
                                                                                                  --------        --------
        Total Liabilities & Stockholders' Equity                                                  $258,414        $286,929
                                                                                                  ========        ========



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
-------------------------------------------------------------------------------



In thousands, except per share data
                                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                                   ---------------------------     -------------------------
                                                                      1998            1997           1998             1997
                                                                      ----            ----           ----             ----
Revenue                                                              $52,459        $ 56,442        $106,917        $107,882
                                                                     -------        --------        --------        --------
Operating Expenses
     General and administrative                                       38,239          44,493          78,172          79,225
     Bad debt expense                                                  1,655           2,167           2,913           3,680
     Depreciation                                                      4,946           4,730          10,076           8,855
     Amortization                                                      1,137           2,759           2,736           5,408
     Stock-based compensation                                            282             299             638             738
     Asset impairment losses                                              --           3,725              --           3,725
     Settlement with former Chief Executive Officer                       --           2,809              --           2,809
     Loss on settlement of lawsuits                                       --           4,875              --           4,875
                                                                     -------        --------        --------        --------

       Total Operating Expenses                                       46,259          65,857          94,535         109,315
                                                                     -------        --------        --------        --------

 Gain on sale of subsidiaries                                         (5,805)             --          (5,805)             --
                                                                     -------        --------        --------        --------

 Income (Loss) from Operations                                        12,005          (9,415)         18,187          (1,433)
                                                                     -------        --------        --------        --------

Other Income (Expense)
     Interest expense                                                 (5,160)         (4,647)        (10,612)         (8,519)
     Interest and other income                                           320             936           1,412           1,854
     Gain on sale of marketable securities                                --              --              --             406
                                                                     -------        --------        --------        --------

       Total Other Income (Expense)                                   (4,840)         (3,711)         (9,200)         (6,259)
                                                                     -------        --------        --------        --------

Income (loss) before minority interest and provision (benefit)
   for income taxes                                                    7,165         (13,126)          8,987          (7,692)
                                                                     -------        --------        --------        --------

Minority interest in income of subsidiaries                              621           1,055           1,361           2,178
Provision (benefit) for income taxes                                   3,133          (2,277)          3,469              --
                                                                     -------        --------        --------        --------

     Net Income (loss)                                               $ 3,411        $(11,904)       $  4,157        $ (9,870)
                                                                     =======        ========        ========        ========

Basic Earnings (Loss) per Common Share
     Net income                                                      $   .15        $   (.55)       $    .18        $   (.46)
                                                                     =======        ========        ========        ========

     Average common shares outstanding                                22,821          21,642          22,759          21,625
                                                                     =======        ========        ========        ========

Diluted Earnings (Loss) per Common Share
     Net income                                                      $   .15        $   (.55)       $    .18        $   (.46)
                                                                     =======        ========        ========        ========

     Average common and dilutive equivalent shares
          outstanding                                                 23,117          21,642          23,115          21,625
                                                                     =======        ========        ========        ========



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

In thousands

                                                                                                                   Total
                                       Common         Common       Paid-in        Deferred       Accumulated   Stockholders'
                                       Shares         Stock        Capital      Compensation       Deficit        Equity
                                       ------         -----        -------      ------------     ------------     ------
Balance - January 1, 1998              22,890          $229        $147,850       $(2,192)        $(120,547)      $25,340

Restricted stock issued                    21            --              --            --                --            --

Purchase and retirement of
   treasury stock                        (206)           (2)         (1,203)           --                --        (1,205)

Release of escrow shares
   related to a 1996 acquisition           --            --           1,217            --                --         1,217

Amortization of deferred
  compensation                             --            --              --           638                --           638

 Net income                                --            --              --            --             4,157         4,157
                                       ------          ----        --------       -------         ---------       -------

Balance - June 30, 1998                22,705          $227        $147,864       $(1,554)        $(116,390)      $30,147
                                       ======          ====        ========       =======         =========       =======



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------


In thousands

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                               1998               1997
                                                                               ----               ----
Operating Activities
      Net Cash - Operating Activities                                       $    845            $   (434)
                                                                            --------            --------

Investing Activities
      Acquisitions, (net of cash acquired)                                        --             (21,827)
      Purchases of equipment                                                 (12,224)             (8,121)
      Sale of subsidiaries                                                    31,678                  --
      Sale of marketable equity securities                                        --               7,161
      Payment of purchase price due                                              (73)             (6,476)
      Other                                                                      144               1,887
                                                                            --------            --------

      Net Cash - Investing Activities                                         19,525             (27,376)
                                                                            --------            --------

Financing Activities
      Proceeds from borrowings                                                15,162              31,750
      Repayments of notes payable and
          obligations under capital leases                                   (39,928)            (15,219)
      Exercises of options and warrants                                           --                  64
                                                                            --------            --------

      Net Cash - Financing Activities                                        (24,766)             16,595
                                                                            --------            --------

Net Decrease in Cash and Cash Equivalents                                     (4,396)            (11,215)

Cash and Cash Equivalents - Beginning of Period                               17,460              18,641
                                                                            --------            --------

Cash and Cash Equivalents - End of Period                                   $ 13,064            $  7,426
                                                                            ========            ========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                              $ 11,310            $  7,996
      Income taxes paid                                                     $  2,616            $  3,136

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The value of restricted stock granted in 1997 was $411,000.

Borrowings under capitalized leases were $1.7 million and $4.3 million in 1998 and 1997, respectively.

The value of shares of common stock used in 1998 relating to prior acquisitions was $1.3 million.

The value of 206,000 shares of common stock repurchased for debt and subsequently retired in 1998 was $1.9 million.

Total long-term debt and capitalized lease obligations were reduced by $10.7 million as the result of the sale of certain subsidiaries in 1998, and increased by $6.4 million as a result of the purchase and consolidation of the remaining 50% interest in DEP.


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  Basis of Presentation

 Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements as of June 30, 1998, include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

[2]  Property and Equipment

A summary of property and equipment is as follows:

In thousands

                                                                      June 30,        December 31,         Estimated
                                                                        1998             1997             Useful Life
                                                                      --------        ------------        -----------
Land                                                                  $  1,868         $  1,868                   --
Buildings                                                                5,938            7,131             40 Years
Medical equipment                                                       83,013           83,273              7 Years
Furniture and fixtures                                                   3,685            3,539           7-10 Years
Office, data processing equipment and software                          14,193           10,689           3-10 Years
Vehicles                                                                   645              305              3 Years
Leasehold improvements                                                  14,274           10,092             10 Years
                                                                      --------         --------
   Total                                                               123,616          116,897

Less:  accumulated depreciation
   and amortization                                                    (30,542)         (25,330)
                                                                      --------         --------

Property and equipment, net                                           $ 93,074         $ 91,567
                                                                      ========         ========

Included in property and equipment is equipment under capital leases amounting to $29.5 million and $31.8 million at June 30, 1998 and December 31, 1997, respectively.

Depreciation expense amounted to $4.9 million and $10.1 million during the three and six months ended June 30, 1998, respectively, of which $1.0 million and $2.1 million was attributed to equipment under capital leases. Depreciation expense amounted to $4.7 million and $8.9 million during the three and six months ended June 30, 1997, respectively, of which $1.0 million and $2.0 million was attributed to equipment under capital leases.

During the second quarter ended June 30, 1998, property and equipment (net of accumulated depreciation) decreased by $10.4 million in connection with the sale of certain subsidiaries (see Note 9), and increased by $8.2 in connection with the DEP transaction (see Note 9).

[3]  Intangible Assets

A summary of intangible assets is as follows:

    In thousands

                                                                      June 30,     December 31,     Estimated
                                                                        1998          1997         Useful life
                                                                      -------      ------------    ------------
    Goodwill                                                          $91,013        $111,220        20 Years
    Covenants  not to compete                                           3,142           3,142       3-5 Years
    Customer lists                                                      3,189           3,189        10 Years
    Other                                                                 237             237       3-5 Years
                                                                      -------        --------
    Total                                                              97,581         117,788

    Less accumulated amortization                                     (15,371)        (13,890)
                                                                      -------        --------

             Intangibles, net                                         $82,210        $103,898
                                                                      =======        ========

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

In connection with a 1996 acquisition, 671,000 shares of the Company's common stock was placed into escrow, with 271,000 of such shares to be released to the seller in 1998 contingent upon achievement of a certain earnings target by the acquired company (400,000 of such shares were released in fiscal 1997). The earnings target was met by the acquired company, and the shares were released to the seller during the second quarter ended June 30, 1998, resulting in increases to goodwill and paid in capital of $1.2 million. During the second quarter ended June 30, 1998, intangible assets (primarily goodwill), net of accumulated amortization, decreased by $19.6 million in connection with the sale of certain subsidiaries - see Note 9. Additionally, during the second quarter ended June 30, 1998, goodwill and purchase price due on companies acquired decreased by $1.3 million relating to adjustments of the allocation of the purchase price of a certain 1996 acquisition.

[4]  Income Taxes

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]   Debt

In connection with the sale of certain subsidiaries (see Note 9), long term debt and capital leases decreased by an aggregate of $10.7 million, and increased by $8.1 million in connection with the DEP transaction (see Note 9).

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

In August 1998, DVIBC entered into an agreement with the Company whereby DVIBC agreed that certain nonconforming accounts receivable referenced above (including existing and future accounts receivable) which previously were believed by DVIBC not to meet the eligibility requirements under the terms of the revolving credit loan are now includable in the borrowing base. In light of this agreement, the above referenced waivers are no longer necessary.

As discussed in Note 9, in May 1998 the Company paid down the revolving credit loan by $25 million from proceeds received from the sale of Medical Diagnostics, Inc. In June 1998, the Company borrowed $5 million under the revolving credit loan. The outstanding balance under the revolving credit loan is $15 million at June 30, 1998.

The Company is required to maintain a certain debt to operating cash flow ratio (as defined) pursuant to the Indenture under which its $57.5 million Subordinated Convertible Debentures (the "Debentures") were issued. As the Company previously disclosed, in March 1998 the Company received a consent from the majority of holders of the Debentures to make certain modifications to the Debt to Operating Cash Flow ratio calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent"). Based upon the receipt of the Consent, the Company was in compliance with the modified debt to operating cash flow ratio during the first quarter of 1998. The Company was in compliance with the original and the modified debt to operating cash flow ratio during the second quarter of 1998.

[6]  Stockholders' Equity

On January 17, 1998, and on July 13, 1998, the Company granted to certain employees (none of whom is a member of senior management of the Company) options to purchase 176,000 and 100,000 shares of the Company's common stock at exercise prices of $4.13 and $3.50, respectively, under the 1995 Long Term Incentive Plan (the "1995 LTIP"). The exercise prices under both grants represent the closing price of the Company's stock on the day preceding the respective date of grant. The options granted on January 17, 1998 vest over 3 years and have a term of 5 years. The options granted on July 13, 1998 vest 25% at date of grant, and 25% on each anniversary thereafter, and have a term of five years.

On July 13, 1998, the Board of Directors of the Company elected Dr. L.E. Richey, MD, a then current Co-Chairman of the Board of the Company, to the position of Chairman of the Board. Concurrently, the Company granted Dr. Richey options to purchase 370,000 shares of the Company's common stock in recognition of the extensive amount of time he has devoted to the Company and in anticipation of his future contributions as Chairman. The options are exercisable at a price of $3.50, which represents the closing price of the Company's stock on the day immediately preceding the date of grant, and fully vest one year from date of grant.

Additionally, on July 13, 1998, options to purchase 1,461,000 shares of the Company's common stock under its 1995 LTIP were canceled subject to the consent of the holders thereof. These canceled options were granted at various times in the past and under various terms and conditions (at exercise prices ranging from $3.69 to $13.50), with 1,320,000 of such total having been issued to current directors and executive officers of the Company (including 20,000 granted to Dr. Richey) and 141,000 having been issued to other employees. Concurrent with the cancellation of these options, and subject to the consent of the holders thereof, options (hereinafter defined as "new options") to purchase 1,045,001 shares of the Company's common stock under the 1995 LTIP were granted to current directors and executive officers (exclusive of the options granted to Dr. Richey as described in the previous paragraph), and new options to purchase 105,000 shares of common stock were granted to certain other employees. The new options were issued in order to provide an appropriate incentive to the grantees, especially those whose previous options were granted at prices substantially above the current market price of the Company's stock. All such new options are exercisable at a price of $3.50, which represents the closing price of the Company's stock on the day immediately preceding the date of grant. New options issued to non-employee directors fully vest in one year and have a term of five years. All other new options granted vest 25% at date of grant, and 25% on each anniversary date thereafter, and have a term of five years.

The Company has elected to continue to account for its stock-based grants to employees and directors in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees". As of June 30, 1998, the Company had deferred compensation totaling $264,000 relating to certain of the stock options canceled in July 1998. The amortization period for such deferred compensation will be changed on a going-forward basis to reflect the vesting periods of the applicable new stock options.

In connection with a certain 1996 acquisition, the Company guaranteed to repurchase 206,000 shares of the Company's common stock issued to the seller if, on the last trading day prior to the second anniversary of the closing date (as defined), the market price of the Company's common stock was more than $2.00 below a defined price. The Company placed 103,000 of these shares into escrow, which were released in late 1997 when certain earnings targets were met. The Company's share price was more than $2.00 below the defined price as of the specified date, resulting in a liability to repurchase the common shares at a total price of approximately $1.9 million. As of December 31, 1997, the Company had recorded $1.2 million ($825,000 in 1996 and $379,000 in 1997) in paid-in capital to reflect the market price as of the date earned of the 206,000 shares and recorded a "purchase price due on companies acquired" of approximately $700,000 (representing the difference between amount to be paid of $1.9 million and the recorded value of the shares to be repurchased). As a result, goodwill of $1.9 million related to the required repurchase of the 206,000 shares was recorded as of December 31, 1997. In June, 1998, the Company reached an agreement with the seller for the payment of $1.9 million over 36 equal installments plus interest at 7%, and the 206,000 shares were returned to the Company and retired. As a result, the Company recorded a liability of $1.9 million, reduced common stock and paid-in-capital by $1.2 million, and reduced purchase price due on companies acquired by $700,000.

As further described in Note 3, during the second quarter ended June 30, 1998, paid-in capital increased by $1.2 million relating to the release of 271,000 shares of the Company's common stock from escrow in connection with a certain 1996 acquisition, and decreased by $1.2 million resulting from a purchase price adjustment relating to a certain 1996 acquisition.

As the Company previously disclosed, on July 3, 1997, a NASDAQ Listing Qualifications Panel determined that the Company was not in compliance with the net tangible assets test for continued listing on the NASDAQ National Market System, but determined after a hearing to grant the Company a waiver. While the Company did not meet all of the NASDAQ's continued listing criteria, the Company's securities remained listed on the NASDAQ National Market System pursuant to the waiver. At the time it granted the waiver, NASDAQ informed the Company that it would continue to monitor the Company's progress, and that it reserved the right, in the event of a material change in the Company's operational or financial structure or character, to re-examine the appropriateness of the waiver.

On April 17, 1998, NASDAQ notified the Company that, based on a review of the Company's price data covering a period of 30 consecutive trading dates, the Company's common stock had failed to maintain a closing bid price of greater than or equal to $5 per share as contained in NASDAQ's new alternative listing standards. NASDAQ advised the Company in its April 17, 1998 letter that the Company had a period of 90 calendar days in which to regain compliance with such standard. If at any time within 90 calendar days from April 17, 1998, the closing bid price of the Company's shares of common stock was equal to or greater than $5 for ten consecutive trading days, the Company would have complied with the minimum bid price requirement. This criteria was not met during the 90 day period. On July 1, 1998, NASDAQ notified the Company that the Company had been granted an extension until September 30, 1998 to comply with the standards.

There can be no assurance that the Company will be able to comply with the NASDAQ requirement, and the Company is presently considering its alternatives, including the possibility of effectuating a reverse stock split.

[7]  Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share have been restated to comply with SFAS 128 for the three and six months ended June 30, 1997.


Earnings (loss) per common share ("EPS") data were computed as follows:

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                           ---------------------------       -------------------------
                                                             1998               1997           1998             1997
                                                             ----               ----           ----             ----
In thousands, except per share data

Net income (loss)                                          $ 3,411            $(11,904)       $ 4,157          $(9,870)
                                                           =======            ========        =======          =======
BASIC EPS:

Weighted-average common shares outstanding                  22,821              21,642         22,759           21,625
                                                           =======            ========        =======          =======

EPS - net income (loss)                                    $   .15            $   (.55)       $   .18          $  (.46)
                                                           =======            ========        =======          =======

DILUTED EPS:

Weighted-average common shares outstanding                  22,821             21,642          22,759           21,625
Stock options and warrants                                       2                 --               6               --
Restricted stock grants                                        114                 --             126               --
Contingent shares                                              180                 --             224               --
                                                           -------            -------         -------          -------
Shares applicable to diluted earnings                       23,117             21,642          23,115           21,625
                                                           =======            =======         =======          =======

EPS - net income (loss)                                    $   .15            $  (.55)        $   .18          $  (.46)
                                                           =======            =======         =======          =======

Unexercised stock options and warrants to purchase 5.8 million and 5.3 million shares of the Company's common stock as of June 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the common shares. In addition,
7.8 million and 7.9 million shares of the Company's common stock issuable upon conversion of convertible debt as of June 30, 1998 and 1997, respectively, were not included in computations of diluted EPS because the net effect of including such shares would be anti-dilutive. As of June 30, 1997, 991,875 shares of the Company's common stock was held in escrow, to be released to the sellers related to certain acquisitions only if certain earnings targets were achieved, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

[8] Litigation

In connection with the Integrated Health Concepts, Inc. litigation previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, in May 1998 Don Ballard contested the judgment and filed a motion asking the court instead to award him approximately $8.5 million in damages and $500,000 in attorneys fees. In June 1998, the court upheld its judgment but awarded Mr. Ballard $135,000 in attorneys' fees. Upon approval by the court of the form of final judgment, both sides have the right of appeal. The Company expects to appeal, although there can be no assurance that the Company will prevail in this litigation.

In early 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make adequate disclosure regarding the background of Keith Greenberg, who had provided certain consulting services to the Company through Coyote Consulting. Four of the lawsuits have been dismissed. Two remaining suits have been heard in the United States District Court for the Southern District of Florida, and have been settled in principle pursuant to a Memorandum of Understanding (the "Memorandum") dated

July 31, 1997 and a more detailed Stipulation of Settlement (the "Stipulation") filed with the court on March 6, 1998. The Memorandum and Stipulation include a denial of any wrongdoing or liability by both the Company and the individually named defendants. In accordance with the terms of these documents, the parties agreed to settle all pending class action claims against the Company (including additional claims based on alleged misstatements of financial condition) for $5.9 million, of which $588,000 was payable within ten days after signing, an additional $1.5 million ten days after court approval of the proposed notice advising the class of the settlement, and the remaining $3.8 million no later than 25 days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997 and the second and third payments were made in April and May 1998. The payments were deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The settlement is subject to a court approval process and in June 1998 the court asked counsel for both the plaintiffs and the defendants to submit a joint stipulation in support of settlement prior to the court rendering final approval. The joint stipulation has recently been filed with the court and a response from the court is expected within several weeks.

In January 1997, the Securities and Exchange Commission ("SEC") initiated an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The Company continues to fully cooperate with the SEC.

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its present operations. There can be no assurance, however, that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

[9] Sales and Acquisitions of Businesses

In May 1998, the Company consummated the sale of the previously announced agreement to sell certain non-core assets consisting of the Company's mobile subsidiary Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 5). The transaction resulted in a gain of $5.8 million.

In May 1998, the Company consummated the sale of the previously announced agreement to sell its 50.1% interest in United States Cancer Care Inc., a non-core asset, and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation. Upon the closing, USCC changed its name to U.S. Cancer Care, Inc. The present value of the sale price, which approximated the carrying value of the entities, consisted of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million.

Effective April 1, 1998, the Company purchased from Phycor of Jacksonville, Inc. ("Phycor"), a wholly-owned subsidiary of Phycor, Inc., certain accounts receivable owned by Phycor as well as Phycor's 50% interest in Diagnostic Equity Partners ("DEP"), a joint venture between the Company and Phycor. The purchase price was $2 million, of which $1.5 million was paid (without interest) in July
1998, and the remaining $500,000 is payable in two equal installments (without interest) in September 1998 and December 1998. The Company's interest in DEP has previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company will continue to operate the centers previously managed by DEP.

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

 Overview

The Company commenced operations upon the completion of its first acquisition in October 1993. The Company has historically grown through acquisitions of diagnostic imaging centers and businesses. The Company's operating performance is substantially dependent upon its ability to integrate the operations of acquired facilities into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience and various other risks associated with the acquisition of businesses, including expenses associated with the integration of the acquired businesses. If the Company is unable to manage the integration of the acquired centers effectively, the Company's operating results could be materially adversely affected.

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

During the first quarter of 1998, the Company developed a strategy to reduce debt and increase cash flows consisting of the following: (i) implemented a cost reduction plan which includes a significant reduction in nonessential staff and other consolidation synergy. The aggregate reduction of these employee-related expenses is expected to save several million dollars in payroll expense annually; (ii) divest non-core assets and focus upon the Company's core business. In addition to the MDI and Oncology Interests transactions described below and in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company is currently reviewing other non-core assets and will pursue other such sales as warranted; (iii) seek to refinance the Company's long term debt; and
(iv) once the first three steps have been accomplished, institute a sustained strategy of prudent acquisitions and new center development.

In May 1998, the Company consummated the previously announced agreement to sell certain non-core assets consisting of the Company's mobile subsidiary Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC revolving credit loan (see Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements).

In May 1998, the Company consummated the previously announced agreement to sell its 50.1% interest in United States Cancer Care Inc., a non-core asset, and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation. Upon the closing, USCC changed its name to U.S. Cancer Care, Inc. The sale price consisted of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million (see Note 9 of Notes to Condensed Consolidated Financial Statements).

As further discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, effective April 1, 1998, the Company purchased certain accounts receivable and the remaining 50% interest in a joint venture for $2 million, dissolved the joint venture, and will operate the centers previously managed by the joint venture on a going-forward basis.

The following table sets forth items of income and expense as a percentage of total revenues:


                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                   ---------------------------  -------------------------
                                                        1998         1997        1998          1997
                                                        ----         ----        ----          ----
Revenue                                                 100.0       100.0        100.0         100.0
                                                        -----       -----        -----         -----
Operating Expenses
     General and administrative                          72.9        78.8         73.1          73.4
     Bad debt expense                                     3.2         3.8          2.7           3.4
     Depreciation                                         9.4         8.4          9.4           8.2
     Amortization                                         2.2         4.9          2.6           5.0
     Stock based compensation                             0.5         0.5          0.6           0.7
     Asset impairment losses                               --         6.6           --           3.5
     Settlement with former
      Chief Executive Officer                              --         5.0           --           2.6
     Loss on settlement of lawsuits                        --         8.6           --           4.5
                                                        -----       -----        -----         -----

    Total Operating Expenses                             88.2       116.6         88.4         101.3
                                                        -----       -----        -----         -----

Gain on sale of subsidiaries                            (11.1)         --         (5.4)          --
                                                        -----       -----        -----         -----


Income (Loss) from Operations                            22.9       (16.6)        17.0          (1.3)
                                                        -----       -----        -----         -----

Other Income (Expense)
     Interest expense                                    (9.8)       (8.2)        (9.9)         (7.9)
     Interest and other income                            0.6         1.7          1.3           1.7
     Gain on sale of marketable securities                 --          --           --           0.4
                                                        -----       -----        -----         -----

    Total Other Income (Expense)                         (9.2)       (6.5)        (8.6)         (5.8)
                                                        -----       -----        -----         -----

Income (loss) before minority interest
     provision (benefit) for income taxes                13.7       (23.1)         8.4          (7.1)
                                                        -----       -----        -----         -----

Minority interest in income
     of subsidiaries                                      1.2         1.9          1.3           2.0
Provision (benefit) for income taxes                      6.0        (4.0)         3.2            --
                                                        -----       -----        -----         -----

     Net Income (Loss)                                    6.5%      (21.0)%        3.9%         (9.1)%
                                                        =====       =====        =====         =====

Results Of Operations for the Three Months Ended June 30, 1998 Compared with the Three Months Ended June 30, 1997

Revenue for the three months ended June 30, 1998 (the "1998 three month period") decreased by $3.9 million to $52.5 million, from $56.4 million for the three months ended June 30, 1997 (the "1997 three month period"). In May 1998 the Company sold MDI and the Oncology Interests as further described in Note 9 of Notes to Condensed Consolidated Financial Statements. Excluding revenue related to MDI and the Oncology Interests from both the 1998 and 1997 periods, revenue was $47.8 million during the 1998 three month period, compared to $48.8 million during the 1997 three month period.

General and Administrative ("G&A") expense for the 1998 three month period decreased by $6.3 million to $38.2 million, from $44.5 million for the 1997 three month period. Excluding G&A expense relating to MDI and the Oncology Interests from both the 1998 and 1997 periods, G&A expense decreased to $35.4 million during the 1998 three month period, from $39.9 million during the 1997 three month period, primarily as a result of reduced professional fees related to litigation matters, reduced accounting costs and the first quarter 1998 implementation of the cost reduction plan (see "Overview").

Depreciation expense increased from $4.7 million during the 1997 three month period to $4.9 million during the 1998 three month period, resulting primarily from increases in property and equipment in connection with medical equipment upgrades, enhancements of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued implementation of a new billing system, offset by decreases resulting from the reduction of $10.4 million in net property and equipment relating to the sales in May 1998 of MDI and the Oncology Interests.

Amortization expense decreased from $2.8 million during the 1997 three month period to $1.1 million during the 1998 three month period. The decrease was primarily due to the effect of the $76.0 million impairment loss write-down of goodwill and certain other long term assets during the fourth quarter of fiscal 1997, as well as a decrease of $19.6 million in intangible assets (primarily goodwill) relating to the sales in May 1998 of MDI and the Oncology Interests.

During the 1998 three month period, the Company recorded a gain on sale of subsidiaries of $5.8 million as a result of the sale of MDI.

During the 1997 three month period, the Company recorded asset impairment losses of $3.7 million, settlement with former Chief Executive Officer of $2.8 million and loss on settlement of lawsuits of $4.9 million.

Interest expense increased to $5.2 million during the 1998 three month period, compared to $4.7 million during the 1997 three month period, resulting from higher average borrowings outstanding during the 1998 three month period.

Net income was $3.4 million for the 1998 three month period, compared to a net loss of $11.9 for the 1997 three month period. The significant reasons for differences in earnings (loss) during the periods are discussed above. Basic and diluted earnings per share were $.15 and $.15 for the 1998 three month period, respectively, compared to a basic and diluted loss per share of $.55 and $.55 for the 1997 three month period, respectively.

Results Of Operations for the Six Months Ended June 30, 1998 Compared with the Six Months Ended June 30, 1997

Revenue for the six months ended June 30, 1998 (the "1998 six month period") decreased by $1.0 million to $106.9 million, from $107.9 million for the six months ended June 30, 1997 (the "1997 six month period"). In May 1998 the Company sold MDI and the Oncology Interests as further described in Note 9 of Notes to Condensed Consolidated Financial Statements. Excluding revenue related to MDI and the Oncology Interests from both the 1998 and 1997 periods, revenue was $94.1 million during the 1998 three month period, compared to $96.5 million during the 1997 three month period. The 1997 six month period includes revenue of $1.4 million related to a center sold in May 1997.

General and Administrative ("G&A") expense for the 1998 six month period decreased by $1.0 million to $78.2 million, from $79.2 million for the 1997 six month period. Excluding G&A expense relating to MDI and the Oncology Interests from both the 1998 and 1997 periods, G&A expense decreased to $70.3 million during the 1998 six month period, from $73.4 million during the 1997 six month period, primarily as a result of reduced professional fees related to litigation matters, reduced accounting costs and the first quarter 1998 implementation of the cost reduction plan (see "Overview").

Depreciation expense increased from $8.9 million during the 1997 six month period to $10.1 million during the 1998 six month period, resulting primarily from increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued implementation of a new billing system, offset by decreases resulting from the reduction of $10.4 million in net property and equipment relating to the sales in May 1998 of MDI and the Oncology Interests.

Amortization expense decreased from $5.4 million during the 1997 six month period to $2.7 million during the 1998 six month period. The decrease was primarily due to the effect of the $76.0 million impairment loss write-down of goodwill and certain other long term assets during the fourth quarter of fiscal 1997, as well as a decrease of $19.6 million in intangible assets (primarily goodwill) relating to the sales in May 1998 of MDI and the Oncology Interests.

During the 1998 six month period, the Company recorded a gain on sale of subsidiaries of $5.8 million as a result of the sale of MDI.

During the 1997 six month period, the Company recorded asset impairment losses of $3.7 million, settlement with former Chief Executive Officer of $2.8 million and loss on settlement of lawsuits of $4.9 million.

Interest expense increased to $10.6 million during the 1998 six month period, compared to $8.5 million during the 1997 six month period, resulting from higher average borrowings outstanding during the 1998 six month period.

Net income was $4.2 million for the 1998 six month period, compared to a net loss of $9.9 for the 1997 six month period. The significant reasons for differences in earnings (loss) during the periods are discussed above. Basic and diluted earnings per share were $.18 and $.18 for the 1998 six month period, respectively, compared to a basic and diluted loss per share of $.46 and $.46 for the 1997 six month period, respectively.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of $20.2 million compared to $15.9 million at December 31, 1997. The Company's primary short-term liquidity requirements as of June 30, 1998 include the current portion of long-term debt and capital leases (totaling $26.9 million), accounts payable, other current liabilities and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and Facilities, and continued improvements and enhancements to the Company's management information systems. The Company had approximately $13.1 million in cash at June 30, 1998.

Net cash provided by operating activities for the six month period ended June 30, 1998 was $845,000 compared to $434,000 used in operating activities during the six months ended June 30, 1997.

Net cash provided by investing activities was $19.5 million for the first six months of 1998 compared to $27.4 million used in investing activities during the comparable period in 1997. In 1998 the Company received $31.7 million in net proceeds from the sales of MDI ($29.6 million) and the Oncology Interests ($2.0 million) (see Note 9 of Notes to Condensed Consolidated Financial Statements). In 1997, the Company used $21.8 million (net of cash acquired) to acquire MDI. Cash expenditures for purchases of equipment and other improvements totaled $12.2 million in 1998 compared to $8.1 million in 1997. In 1997, the Company received cash of $7.1 million from the sale of marketable securities. Payments of purchase price due on companies acquired totaled $73,000 in 1998 compared to $6.5 million in 1997 (the significant 1997 amount was incurred in the first quarter resulting from a November 1996 acquisition). The Company realized $144,000 from other investing activities in 1998 compared to $1.9 million in 1997.

Net cash used for financing activities was $24.8 million during the first six months of 1998 compared to $16.6 million provided by financing activities during the comparable period in 1997. Proceeds from new borrowings totaled $15.2 million during 1998 compared to $31.2 million in 1997. Repayments of notes and capital leases totaled $39.9 million in 1998 compared to $15.2 million in 1997. As discussed in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements, the Company used $25.0 million of the net proceeds received from the sale of MDI to repay a portion of the DVIBC revolving credit loan. Exercises of options and warrants provided $64,000 in 1997.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, in August 1998, DVIBC entered into an agreement with the Company whereby DVIBC agreed that certain nonconforming accounts receivable (including existing and future accounts receivable) which previously were believed by DVIBC not to meet the eligibility requirements under the terms of the revolving credit loan are now includable in the borrowing base. The revolving credit line is for $35 million, of which $14 million is outstanding as of August 13, 1998, leaving availability of $21 million (subject to availability under the defined borrowing base). As a result of the sales of MDI and the Oncology Interests, total long term debt and capital lease obligations (including current portions) has reduced from $216.3 million as of March 31, 1998 to $192.0 million as of June 30, 1998. During the quarter ended June 30, 1998, the Company paid amounts previously accrued aggregating $5.3 million relating to a class action lawsuit (see Part II
- Item 1. - Legal Proceedings, and Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company continues to implement its strategy to reduce debt and increase cash flows as enumerated in "Overview" above, although there can be no assurances of success. If the Company's continuing efforts are not sufficient, or if operating cash flow cannot otherwise be improved to the extent necessary, the Company's liquidity and financial condition could be materially and adversely affected.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Notes 6 and 8 of the Notes to Condensed Consolidated Financial Statements.

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

Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

Part II     -    Other Information

Item 1.  Legal Proceedings

In connection with the Integrated Health Concepts, Inc. litigation previously reported in the Company's Form 10-Q for the quarter ended March 31, 1998, in May 1998 Don Ballard contested the judgment and filed a motion asking the court instead to award him approximately $8.5 million in damages and $500,000 in attorneys fees. In June 1998, the court upheld its judgment but awarded Mr. Ballard $135,000 in attorneys' fees. Upon approval by the court of the form of final judgment, both sides have the right of appeal. The Company expects to appeal, although there can be no assurance that the Company will prevail in this litigation.

In early 1997, six separate class action lawsuits were filed against the Company and certain officers, directors and other parties alleging failure to make adequate disclosure regarding the background of Keith Greenberg, who had provided certain consulting services to the Company through Coyote Consulting. Four of the lawsuits have been dismissed. Two remaining suits have been heard in the United States District Court for the Southern District of Florida, and have been settled in principle pursuant to a Memorandum of Understanding (the "Memorandum") dated July 31, 1997 and a more detailed Stipulation of Settlement (the "Stipulation") filed with the court on March 6, 1998. The Memorandum and Stipulation include a denial of any wrongdoing or liability by both the Company and the individually named defendants. In accordance with the terms of these documents, the parties agreed to settle all pending class action claims against the Company (including additional claims based on alleged misstatements of financial condition) for $5.9 million, of which $588,000 was payable within ten days after signing, an additional $1.5 million ten days after court approval of the proposed notice advising the class of the settlement, and the remaining $3.8 million no later than 25 days before a final hearing for approval of the settlement. The first payment was made by the Company as required on August 11, 1997 and the second and third payments were made in April and May 1998. The payments were deposited into an interest-bearing account to be held in escrow by plaintiffs' counsel, pending court approval. The settlement is subject to a court approval process and in June 1998 the court asked counsel for both the plaintiffs and the defendants to submit a joint stipulation in support of settlement prior to the court rendering final approval. The joint stipulation has recently been filed with the court and a response from the court is expected within several weeks.

In January 1997, the Securities and Exchange Commission ("SEC") initiated an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg, and the adequacy of the Company's disclosure concerning that relationship. The Company continues to fully cooperate with the SEC.

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its present operations. There can be no assurance, however, that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

Item 5.  Other Information

See discussion of NASDAQ Listing Requirements under Note 6 of Notes to Condensed Consolidated Financial Statements and discussion of recent developments under
Note 9 of Notes to Condensed Consolidated Financial Statements.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on May 19, 1998, the Company closed the previously announced sale of the stock of its mobile subsidiary, Medical Diagnostics, Inc., a non-core asset, to Alliance Imaging Inc. for $35.5 million in cash less debt to be assumed of approximately $5.9 million. Immediately upon the closing, the Company used $25.0 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC revolving credit loan (see Note 5 of notes to Condensed Consolidated Financial Statements).

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on May 22, 1998, the Company closed the previously announced sale of its 50.1% interest in United States Cancer Care Inc. and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, both non-core assets, to USCC Acquisition Corp. ("USCC"), a Delaware corporation, which changed its name to US Cancer Care, Inc. upon closing. The sale price was $2.0 million in cash, a promissory note for $750,000 due in 24 equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million.

On July 13, 1998, the Board of Directors of the Company elected L.E. Richey, M.D., to the position of Chairman of the Board of the Company. Dr. Richey was previously Co-Chairman of the Board, having been elected to that position in December 1997. C. Keith Hartley, the Company's other Co-Chairman of the Board, who was also elected to that position in December 1997, will continue as a director of the Company.

Also on July 13, 1998, the Board of Directors of the Company granted Dr. Richey options to purchase 370,000 shares of the Company's common stock in recognition of the extensive amount of time he has devoted to the Company and in anticipation of his future contributions as Chairman. For further information, see Note 6 of Notes to Condensed Consolidated Financial Statements.

On July 13, 1998, in order to provide an appropriate incentive to certain members of management and other senior employees whose stock option exercise prices were then substantially above the current market price of the Company's stock, the Company canceled certain options and granted new options to such persons. These cancellations and grants are subject to the consent of the option holders. In most cases, a lesser amount of options were issued to each individual at a price, pursuant to the Company's 1995 Long Term Incentive Plan, equal to the then fair market value of a share of the Company's stock on the day immediately preceding the date of grant. For further information, see Note 6 of Notes to Condensed Consolidated Financial Statements.

Item 6.      Exhibits and Reports on Form 8-K

       (a)    Exhibits

       Exhibit
       Number     Description
       ------     -----------
          27      Financial Data Schedule.

       (b) A report on Form 8-K dated March 30, 1998 was filed during the quarter ended June 30, 1998 disclosing an Item 5. event.

              A report on Form 8-K dated May 19, 1998 was filed during the quarter ended June 30, 1998 disclosing an Item 2., and an Item 7. event containing Pro Forma Financial Information.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       US DIAGNOSTIC INC.



Dated:  August 13, 1998                By: /s/ Joseph A. Paul
                                           ------------------------------------
                                           Joseph A. Paul
                                           President and Chief Executive Officer


                                       By:  /s/ Wayne Moor
                                           ------------------------------------
                                           Wayne Moor
                                           Executive Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX


 27    Financial Data Schedule