Form 10-Q
period 1998-09-30
U S DIAGNOSTIC INC
filed 1998-11-13
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

            Delaware                                     11-3164389
-------------------------------             ------------------------------------
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

                         Yes   X          No
                            --------        --------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                     Outstanding at November 13, 1998:
            -----                     ---------------------------------

Common Stock, $ .01 par value                22,712,433 shares

                               US DIAGNOSTIC INC.

    SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                                     OF 1995

      Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth and integration strategies, collections of accounts receivable, available financing, any unanticipated impact of the Year 2000, including delays or changes in costs of the Company's Year 2000 compliance, or the failure of major vendors, payers, service providers and others with whom the Company does business to resolve their own Year 2000 issues on a timely basis, and other factors discussed elsewhere in this report and in the documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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
ITEM 1. FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


In thousands, except share data                                              SEPTEMBER 30, DECEMBER 31,
ASSETS                                                                          1998         1997
                                                                              ---------    ---------
   CURRENT ASSETS                                                            (UNAUDITED)
        Cash and cash equivalents                                             $   9,781    $  17,460
        Accounts receivable, net of allowance for bad debts of $16,145
            and $17,312, respectively                                            49,637       51,200
        Other receivables                                                         7,724        6,467
        Prepaid expenses and other current assets                                 9,005        7,731
                                                                              ---------    ---------
            TOTAL CURRENT ASSETS                                                 76,147       82,858
                                                                              ---------    ---------

   PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
       of $34,914 and $25,330, respectively                                      94,404       91,567

   INTANGIBLE ASSETS, net of accumulated amortization of $11,055
       and $8,517, respectively                                                  80,598      103,898

   OTHER ASSETS                                                                   3,972        4,277

   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                      2,037        4,329
                                                                              ---------    ---------

       TOTAL ASSETS                                                           $ 257,158    $ 286,929
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable and accrued expenses                                 $  24,607    $  24,055
        Shareholder class action settlement payable                                  --        5,288
        Current portion of long-term debt                                        21,037       18,590
        Obligations under capital leases - current portion                        6,613        9,155
        Other current liabilities                                                 7,362        7,350
        Purchase price due on companies acquired                                    434        2,485
                                                                              ---------    ---------
            TOTAL CURRENT LIABILITIES                                            60,053       66,923
                                                                              ---------    ---------

        Subordinated convertible debentures                                      56,425       56,246
        Long-term debt, net of current portion                                   95,769      118,999
        Obligations under capital leases, net of current portion                  9,894       11,573
        Other liabilities                                                         4,448        6,022
                                                                              ---------    ---------
            TOTAL LIABILITIES                                                   226,589      259,763
                                                                              ---------    ---------

   MINORITY INTEREST                                                              1,570        1,826
                                                                              ---------    ---------

   COMMITMENTS AND CONTINGENCIES (Note 8)                                            --           --

   STOCKHOLDERS' EQUITY
        Preferred stock, $1.00 par value; 5,000,000 shares
            authorized; none issued                                                  --           --
        Common stock, $.01 par value; 50,000,000 shares authorized;
            22,712,433 and 22,889,633 shares issued and outstanding,
            respectively                                                            227          229
        Additional paid-in capital                                              147,864      147,850
        Deferred stock-based compensation                                        (1,278)      (2,192)
        Accumulated deficit                                                    (117,814)    (120,547)
                                                                              ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                                            28,999       25,340
                                                                              ---------    ---------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 257,158    $ 286,929
                                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands, except per share data

                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------     -------------------------------
                                                             1998         1997                    1998          1997
                                                          ---------    ---------                ---------    ---------
REVENUE                                                   $  46,289    $  55,621                $ 153,206    $ 163,421
                                                          ---------    ---------                ---------    ---------

OPERATING EXPENSES
     General and administrative                              35,104       43,768                  113,276      122,911
     Bad debt expense                                         1,005        8,878                    3,918       12,558
     Depreciation                                             4,921        4,585                   14,997       13,440
     Amortization                                             1,115        2,902                    3,851        8,310
     Stock-based compensation                                   276          299                      914        1,037
     Asset impairment losses                                     --          333                       --        4,058
     Settlement with former Chief Executive Officer              --       (1,000)                      --        1,809
     Loss on settlement of lawsuits                              --          125                       --        5,000
                                                          ---------    ---------                ---------    ---------

       TOTAL OPERATING EXPENSES                              42,421       59,890                  136,956      169,123

GAIN ON SALE OF SUBSIDIARIES                                    377           --                    6,182           --
                                                          ---------    ---------                ---------    ---------

 INCOME (LOSS) FROM OPERATIONS                                4,245       (4,269)                  22,432       (5,702)
                                                          ---------    ---------                ---------    ---------

OTHER INCOME (EXPENSE)
     Interest expense                                        (5,215)      (4,777)                 (15,827)     (13,296)
     Interest and other income                                  575           74                    1,987        1,928
     Gain on sale of marketable securities                       --           --                       --          406
                                                          ---------    ---------                ---------    ---------

       TOTAL OTHER INCOME (EXPENSE)                          (4,640)      (4,703)                 (13,840)     (10,962)
                                                          ---------    ---------                ---------    ---------

Income (loss) before minority interest and provision
   for income taxes                                            (395)      (8,972)                   8,592      (16,664)
                                                          ---------    ---------                ---------    ---------


Minority interest in income of subsidiaries                     673          534                    2,034        2,712
Provision for income taxes                                      356          342                    3,825          342
                                                          ---------    ---------                ---------    ---------

     NET INCOME (LOSS)                                    $  (1,424)   $  (9,848)               $   2,733    $ (19,718)
                                                          =========    =========                =========    =========


BASIC EARNINGS (LOSS) PER COMMON SHARE

     Net income (loss)                                    $    (.06)   $    (.44)               $     .12    $    (.89)
                                                          =========    =========                =========    =========

     Average common shares outstanding                       22,710       22,180                   22,655       22,155
                                                          =========    =========                =========    =========


DILUTED EARNINGS (LOSS) PER COMMON SHARE

     Net income (loss)                                    $    (.06)   $    (.44)               $     .12    $    (.89)
                                                          =========    =========                =========    =========

     Average common and dilutive equivalent shares
          outstanding                                        22,710       22,180                   22,942       22,155
                                                          =========    =========                =========    =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

In thousands

                                                                                                                          TOTAL
                                      COMMON         COMMON           PAID-IN          DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                      SHARES          STOCK           CAPITAL        COMPENSATION       DEFICIT           EQUITY
                                   ---------        ---------        ---------       ------------     -----------     -------------
BALANCE - JANUARY 1, 1998             22,890        $     229        $ 147,850        $  (2,192)       $(120,547)       $  25,340

Restricted stock issued                   28               --               --               --               --               --

Purchase and retirement of
   treasury stock                       (206)              (2)          (1,203)              --               --           (1,205)

Release of escrow shares
   related to a 1996 acquisition          --               --            1,217               --               --            1,217

Amortization of deferred
  compensation                            --               --               --              914               --              914

 Net income                               --               --               --               --            2,733            2,733
                                   ---------        ---------        ---------        ---------        ---------        ---------

BALANCE -  SEPTEMBER 30, 1998         22,712        $     227        $ 147,864        $  (1,278)       $(117,814)       $  28,999
                                   =========        =========        =========        =========        =========        =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                             1998            1997
                                                           --------        --------
OPERATING ACTIVITIES
      NET CASH - OPERATING ACTIVITIES                      $  6,798        $   (332)
                                                           --------        --------

INVESTING ACTIVITIES
      Acquisitions, (net of cash acquired)                       --         (21,827)
      Purchases of equipment                                (14,789)        (15,357)
      Dispositions, net of cash                              31,678              --
      Sale of marketable equity securities                       --           7,161
      Payment of purchase price due                             (73)         (6,544)
      Other                                                     144           1,887
                                                           --------        --------

      NET CASH - INVESTING ACTIVITIES                        16,960         (34,680)
                                                           --------        --------

FINANCING ACTIVITIES
      Proceeds from borrowings                               17,356          70,069
      Repayments of notes payable and
          obligations under capital leases                  (48,793)        (22,867)
      Exercises of options and warrants                          --              84
                                                           --------        --------

      NET CASH - FINANCING ACTIVITIES                       (31,437)         47,286
                                                           --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (7,679)         12,274

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              17,460          18,641
                                                           --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  9,781        $ 30,915
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                             $ 17,578        $ 14,308
      Income taxes paid                                    $  2,894        $  3,179

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The value of restricted stock granted in 1997 was $411,000.

Borrowings under capitalized leases were $5.3 million and $5.0 million in 1998 and 1997, respectively.

The value of shares of common stock issued in 1998 relating to prior acquisitions was $1.2 million.

The value of 206,000 shares of common stock repurchased for debt and subsequently retired in 1998 was $1.9 million.

Total long-term debt and capitalized lease obligations were reduced by $10.7 million as the result of the sale of certain subsidiaries in 1998, and increased by $6.4 million as a result of the purchase and consolidation of the remaining 50% interest in DEP.

Total long-term debt and certain long term assets increased by $500,000 resulting from the purchase of the operating assets of an imaging center in 1998.

The purchase of minority shareholder's interests in a subsidiary through debt issuance in 1997 totaled $3.3 million.

Warrants issued with debt in 1997 were valued at $703,000.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 1998, include the accounts of US Diagnostic Inc. and its subsidiaries (the "Company") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" during the quarter ended March 31, 1998. SFAS 130 was issued by the Financial Accounting Standards Board ("FASB") in June 1997 and establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. The adoption of SFAS 130 did not have a material impact on the Company's consolidated financial statements, as comprehensive income was equal to net income for all periods presented.

SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 effective December 31, 1998.

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                                  September 30,     December 31,          Estimated
                                                                      1998              1997             Useful Life
                                                                      ----              ----             -----------
Land                                                                   $1,868           $ 1,868                   --
Buildings                                                               5,959             7,131             40 Years
Medical equipment                                                      88,105            83,273              7 Years
Furniture and fixtures                                                  3,660             3,539           7-10 Years
Office, data processing equipment and software                         12,032            10,689           3-10 Years
Vehicles                                                                  614               305              3 Years
Construction in process                                                 2,528               203                   --
Leasehold improvements                                                 14,552             9,889             10 Years
                                                                    ---------          --------
   Total                                                              129,318           116,897

Less:  accumulated depreciation
   and amortization                                                   (34,914)          (25,330)
                                                                    ---------          --------

Property and equipment, net                                          $ 94,404          $ 91,567
                                                                    =========          ========




Included in property and equipment is equipment under capital leases amounting to $32.7 million and $31.8 million at September 30, 1998 and December 31, 1997, respectively.

Depreciation expense amounted to $4.9 million and $15.0 million during the three and nine months ended September 30, 1998, respectively, of which $1.1 million and $3.2 million was attributed to equipment under capital leases. Depreciation expense amounted to $4.3 million and $13.1 million during the three and nine months ended September 30, 1997, respectively, of which $1.0 million and $3.0 million was attributed to equipment under capital leases.

During the second quarter ended June 30, 1998, property and equipment (net of accumulated depreciation) decreased by $10.4 million in connection with the sale of certain subsidiaries (see Note 9), and increased by $8.2 million in connection with the DEP transaction (see Note 9).

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

  In thousands

                                                                      September 30,           December 31,       Estimated
                                                                          1998                   1997           Useful Life
                                                                      -------------           -----------      ------------

  Goodwill                                                               $85,094               $105,847          20 Years
  Covenants  not to compete                                                3,192                  3,142         3-5 Years
  Customer lists                                                           3,189                  3,189          10 Years
  Other                                                                      178                    237         3-5 Years
                                                                         -------               --------
  Total                                                                   91,653                112,415
  Less accumulated amortization                                          (11,055)                (8,517)
                                                                         -------               --------
           Intangibles, net                                              $80,598               $103,898
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

In connection with a 1996 acquisition, 671,000 shares of the Company's common stock was placed into escrow, with 271,000 of such shares to be released to the seller in 1998 contingent upon achievement of a certain earnings target by the acquired company (400,000 of such shares were released in 1997). The earnings target was met by the acquired company, and the shares were released to the seller during the second quarter ended June 30, 1998, resulting in increases to goodwill and paid in capital of $1.2 million. During the second quarter ended June 30, 1998, and during the third quarter ended September 30, 1998, intangible assets (primarily goodwill), net of accumulated amortization, decreased by $19.6 million and $924,000, respectively, in connection with the sale of certain subsidiaries - see Note 9. During the second quarter ended June 30, 1998, goodwill and purchase price due on companies acquired decreased by $1.3 million relating to adjustments of the allocation of the purchase price of a certain 1996 acquisition.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]   DEBT

In connection with the sale of certain subsidiaries during the second quarter ended June 30, 1998 (see Note 9), long term debt and capital leases decreased by an aggregate of $10.7 million, and increased by $8.1 million in connection with the DEP transaction (see Note 9).

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

As discussed in Note 9, in May 1998 the Company paid down the revolving credit loan by $25 million from proceeds received from the sale of Medical Diagnostics, Inc. The outstanding balance under the revolving credit loan is $16 million as of September 30, 1998.

The Company is required to maintain a certain debt to operating cash flow ratio (as defined) pursuant to the Indenture under which its $57.5 million Subordinated Convertible Debentures (the "Debentures") were issued. As the Company previously disclosed, in March 1998 the Company received a consent from the majority of holders of the Debentures to make certain modifications to the debt to operating cash flow ratio calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent"). Based upon the receipt of the Consent, the Company was in compliance with the modified debt to operating cash flow ratio during the quarter ended March 31, 1998, and was in compliance with the original and the modified debt to operating cash flow ratio during the quarters ended June 30, 1998 and September 30, 1998.

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

In connection with a certain 1996 acquisition, the Company was required to repurchase 206,000 shares of the Company's common stock in June 1998 which were immediately retired, resulting in a decrease during the second quarter ended June 30, 1998 in common stock and paid in capital aggregating $1.2 million, a decrease in purchase price due on companies acquired of $700,000, and the incurrance of a note payable amounting to $1.9 million due in monthly installments from June 1998 to May 2001 with interest at 10%.

As further described in Note 3, during the second quarter ended June 30, 1998, paid-in capital increased by $1.2 million relating to the release of 271,000 shares of the Company's common stock from escrow in connection with a certain 1996 acquisition.

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

In February 1998, NASDAQ's new listing standard became effective. On April 17, 1998, NASDAQ notified the Company that, based on a review of the Company's price data covering a period of 30 consecutive trading dates, the Company's common stock had failed to maintain a closing bid price of greater than or equal to $5 per share as contained in NASDAQ's new alternative listing standards. NASDAQ advised the Company in its April 17, 1998 letter that the Company had a period of 90 calendar days in which to regain compliance with such standard. If at any time within 90 calendar days from April 17, 1998, the closing bid price of the Company's shares of common stock was equal to or greater than $5 for ten consecutive trading days, the Company would have complied with the minimum bid price requirement. This criteria was not met during the 90 day period. On July 1, 1998, NASDAQ notified the Company that the Company had been granted an extension until September 30, 1998 to comply with the standards.

Effective September 22, 1998, upon the Company's request, the Company's common stock was transferred from the NASDAQ National Market System to the NASDAQ SmallCap Market, and the common stock now trades on such market.

[7]  EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share", is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Earnings per share have been restated to comply with SFAS 128 for the three and nine months ended September 30, 1997.

Earnings (loss) per common share ("EPS") data were computed as follows:



                                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------        -------------------------------
                                                             1998         1997                      1998            1997
                                                             ----         ----                      ----            ----
In thousands, except per share data

Net income (loss)                                           $(1,424)    $ (9,848)                  $2,733         $(19,718)
                                                            =======     ========                   ======         ========
BASIC EPS:

Weighted-average common shares outstanding                   22,710       22,180                   22,655           22,155
                                                            =======     ========                   ======         ========

EPS - net income (loss)                                      $ (.06)      $ (.44)                   $ .12           $ (.89)
                                                            =======     ========                   ======         ========

DILUTED EPS:

Weighted-average common shares outstanding                   22,710       22,180                   22,655           22,155
Stock options and warrants                                       --           --                        4               --
Restricted stock grants                                          --           --                      134               --
Contingent shares                                                --           --                      149               --
                                                            -------     --------                   ------         --------
Shares applicable to diluted earnings                        22,710       22,180                   22,942           22,155
                                                            =======     ========                   ======         ========

EPS - net income (loss)                                      $ (.06)      $ (.44)                  $  .12           $ (.89)
                                                            =======     ========                   ======         ========

Unexercised stock options and warrants to purchase 6.3 million and 5.9 million shares of the Company's common stock as of September 30, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the common shares. In addition, 7.6 million and 7.9 million shares of the Company's common stock issuable upon conversion of convertible debt as of September 30, 1998 and 1997, respectively, were not included in computations of diluted EPS because the net effect of including such shares would be anti-dilutive. As of September 30, 1997, 474,000 shares of the Company's common stock held in escrow, to be released to sellers in certain acquisitions only if certain earnings targets were achieved, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

[8] LITIGATION

In connection with the Integrated Health Concepts, Inc. ("IHC") litigation previously reported in the Company's Form 10-Q for the second quarter ended June 30, 1998, in April 1998 the court had entered a final judgment against IHC in an amount of $868,000 inclusive of attorney's fees, costs, and pre-judgment interest and ordered Don Ballard to sell his 15% interest in IHC to the Company for $125,000. IHC has filed an appeal. No other party has yet appealed although the period for cross-appeals has not yet expired.

In connection with the class action lawsuits filed against the Company in January 1997, the settlement previously reported in the Company's Form 10-Q for the second quarter ended June 30, 1998 was approved by the court in September 1998 and the court entered a final judgment in October 1998. No appeals have been filed and claims administration is underway. The Company has performed all of its obligations under the settlement.

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

[9] SALES AND ACQUISITIONS OF BUSINESSES

In May 1998, the Company consummated the previously announced agreement to sell certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 5). The transaction resulted in a pre-tax gain of $5.8 million which is included in income (loss) from operations during the nine month period ended September 30, 1998.

Also in May 1998, the Company consummated the previously announced agreement to sell its 50.1% interest in United States Cancer Care Inc., a non-core asset, and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation. Upon the closing, USCC changed its name to U.S. Cancer Care, Inc. The sale price consisted of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million. No gain or loss was recorded on the transaction during the second quarter ended June 30, 1998 because the transaction was subject to a contingency which was not resolved until October 1998. The transaction resulted in a pre-tax gain of $377,000 which is included in income
(loss) from operations during the three and nine month period ended September 30, 1998.

Effective April 1, 1998, the Company purchased from Phycor of Jacksonville, Inc. ("Phycor"), a wholly-owned subsidiary of Phycor, Inc., certain accounts receivable owned by Phycor as well as Phycor's 50% interest in Diagnostic Equity Partners ("DEP"), a joint venture between the Company and Phycor. The purchase price was $2 million, of which $1.5 million was paid (without interest) in July 1998, and the remaining $500,000 is payable in two equal installments (without interest) in October 1998 and January 1999. The Company's interest in DEP has previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company will continue to operate the centers previously managed by DEP.

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

During the first quarter of 1998, the Company developed a strategy to reduce debt and increase cash flows consisting of the following: (i) implemented a cost reduction plan which includes a significant reduction in nonessential staff and other consolidation synergy. The aggregate reduction of these employee-related expenses is expected to save several million dollars in payroll expense annually; (ii) divest non-core assets and focus upon the Company's core business, and divest core operating assets when deemed warranted. In addition to the MDI and Oncology Interests transactions described below and in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company is currently reviewing other non-core and under performing assets and will pursue other such sales as warranted; (iii) seek to refinance the Company's long term debt; and
(iv) once the first three steps have been accomplished, institute a sustained strategy of prudent acquisitions and new center development.

In May 1998, the Company consummated the previously announced agreement to sell certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. ("MDI"), to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC revolving credit loan (see Notes 5 and 9 of Notes to Condensed Consolidated Financial Statements).

Also in May 1998, the Company consummated the previously announced agreement to sell its 50.1% interest in United States Cancer Care Inc., a non-core asset, and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation. Upon the closing, USCC changed its name to U.S. Cancer Care, Inc. The sale price consisted of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million (see Note 9 of Notes to Condensed Consolidated Financial Statements).

As further discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, effective April 1, 1998, the Company purchased certain accounts receivable and the remaining 50% interest in a joint venture for $2 million, dissolved the joint venture, and will operate the centers previously managed by the joint venture on a going-forward basis.

The following table sets forth items of income and expense as a percentage of total revenues:

                                                   THREE MONTHS ENDED SEPTEMBER  30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------         -------------------------------
                                                        1998               1997                   1998             1997
                                                        ----               ----                   ----             ----
   REVENUE                                            100.0 %             100.0%                 100.0%           100.0%
                                                      -------             ------                 ------           ------
   OPERATING EXPENSES
        General and administrative                       75.8               78.7                   73.9             75.2
        Bad debt expense                                  2.2               16.0                    2.6              7.7
        Depreciation                                     10.6                8.2                    9.8              8.2
        Amortization                                      2.4                5.2                    2.5              5.1
        Stock based compensation                          0.6                0.5                    0.6              0.6
        Asset impairment losses                            --                0.6                     --              2.5
        Settlement with former                             --
           Chief Executive Officer                                          (1.8)                    --              1.1
        Loss on settlement of lawsuits                     --                0.2                     --              3.1
                                                      -------             ------                 ------           ------

       TOTAL OPERATING EXPENSES                          91.6              107.6                   89.4            103.5

   GAIN ON SALE OF SUBSIDIARIES                           0.8                 --                    4.0               --
                                                      -------             ------                 ------           ------

   INCOME (LOSS) FROM OPERATIONS                          9.2               (7.6)                  14.6             (3.5)
                                                      -------             ------                 ------           ------

   OTHER INCOME (EXPENSE)
        Interest expense                               ( 11.3)              (8.6)                 (10.3)            (8.1)
        Interest and other income                         1.2                0.1                    1.3              1.2
       Gain on sale of  marketable securities              --                 --                     --              0.2
                                                      -------             ------                 ------           ------

       TOTAL OTHER INCOME (EXPENSE)                     (10.1)              (8.5)                  (9.0)            (6.7)
                                                      -------             ------                 ------           ------

   Income (loss) before minority interest and
        provision for income taxes                       (0.9)             (16.1)                   5.6            (10.2)
                                                      -------             ------                 ------           ------

   Minority interest in income
        of subsidiaries                                   1.4                1.0                    1.3              1.7
   Provision for income taxes                             0.8                0.6                    2.5              0.2
                                                      -------             ------                 ------           ------

        NET INCOME (LOSS)                                (3.1)%            (17.7)%                  1.8%           (12.1)%
                                                      =======             ======                 ======           ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the three months ended September 30, 1998 (the "1998 three month period") decreased by $9.3 million to $46.3 million, from $55.6 million for the three months ended September 30, 1997 (the "1997 three month period"). In May 1998 the Company sold MDI and the Oncology Interests as further described in
Note 9 of Notes to Condensed Consolidated Financial Statements. Excluding revenue from MDI and the Oncology Interests during the 1997 three month period, revenue was $48.9 million, or $2.6 million higher than the 1998 three month period. The lower revenue during the three months ended September 30, 1998 resulted primarily from a decrease in scan volumes, some of which was related to the business interruption in the Southeast region caused by Hurricane Georges.

General and Administrative ("G&A") expense for the 1998 three month period decreased by $8.7 million to $35.1 million, from $43.8 million for the 1997 three month period. G&A expense was $40.1 million during the 1997 three month period excluding MDI and the Oncology Interests. The decrease in 1998 resulted from reduced professional fees related to litigation matters, reduced accounting costs and the first quarter 1998 implementation of the cost reduction plan (see "Overview").

Depreciation expense increased from $4.6 million (or $3.9 million excluding MDI and the Oncology Interests) during the 1997 three month period to $4.9 million during the 1998 three month period, resulting primarily from increases in property and equipment in connection with medical equipment upgrades, enhancements of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued implementation of a new billing system, offset by decreases resulting from the reduction of $10.4 million in net property and equipment relating to the sales in May 1998 of MDI and the Oncology Interests.

Amortization expense decreased from $2.9 million (or $2.6 million excluding MDI and the Oncology Interests) during the 1997 three month period to $1.1 million during the 1998 three month period. The decrease was primarily due to the effect of the $76.0 million impairment loss write-down of goodwill and certain other long term assets during the fourth quarter of fiscal 1997, as well as a total decrease of $20.5 million in intangible assets (primarily goodwill) relating to the sales in May 1998 of MDI and the Oncology Interests.

The Company recorded asset impairment losses of $333,000, a credit to settlement with former Chief Executive Officer of $1.0 million and loss on settlement of lawsuits of $125,000 during the 1997 three month period.

During the 1998 three month period, the Company recorded a gain on sale of subsidiaries of $377,000 as a result of the sale of the Oncology Interests.

Interest expense increased to $5.2 million during the 1998 three month period, compared to $4.8 million (or $4.5 excluding MDI and the Oncology Interests) during the 1997 three month period, resulting partly from higher interest rates on certain debt incurred during the 1998 three month period, as well as interest expense recorded during the 1998 three month period relating to amortization of the estimated fair value of 250,000 warrants issued to DVIBC on September 30, 1997.

Net loss was $1.4 million for the 1998 three month period, compared to a net loss of $9.8 million for the 1997 three month period. The significant reasons for differences in the decrease in net loss from 1997 to 1998 are discussed above. Basic and diluted loss per share were $.06 and $.06 for the 1998 three month period, respectively, compared to a basic and diluted loss per share of $.44 and $.44 for the 1997 three month period, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the nine months ended September 30, 1998 (the "1998 nine month period") decreased by $10.2 million to $153.2 million, from $163.4 million for the nine months ended September 30, 1997 (the "1997 nine month period"). In May 1998 the Company sold MDI and the Oncology Interests as further described in
Note 9 of Notes to Condensed Consolidated Financial Statements. Excluding revenue related to MDI and the Oncology Interests from both the 1998 and 1997 periods, and excluding $1.4 million from 1997 revenue relating to a center sold in May 1997, 1997 revenue was $142.5 million, or $2.1 million higher than 1998 revenue. The lower revenue during the nine month period ended September 30, 1998 resulted primarily from a decrease in scan volumes, some of which was related to the business interruption during the third quarter of 1998 in the Southeast region caused by Hurricane Georges.

General and Administrative ("G&A") expense for the 1998 nine month period decreased by $9.7 million to $113.2 million, from $122.9 million for the 1997 nine month period. Excluding G&A expense relating to MDI and the

Oncology Interests from both the 1998 and 1997 periods, G&A expense decreased to $105.5 million during the 1998 nine month period, from $110.9 million during the 1997 nine month period, primarily as a result of reduced professional fees related to litigation matters, reduced accounting costs and the first quarter 1998 implementation of the cost reduction plan (see "Overview").

Depreciation expense increased from $13.4 million (or $11.6 excluding MDI and the Oncology Interests) during the 1997 nine month period to $15.0 million (or $14.0 excluding MDI and the Oncology Interests) during the 1998 nine month period, resulting primarily from increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued implementation of a new billing system, offset by decreases resulting from the reduction of $10.4 million in net property and equipment relating to the sales in May 1998 of MDI and the Oncology Interests.

Amortization expense decreased from $8.3 million (or $7.6 million excluding MDI and the Oncology Interests) during the 1997 nine month period to $3.9 million (or $3.4 million excluding MDI and the Oncology Interests) during the 1998 nine month period. The decrease was primarily due to the effect of the $76.0 million impairment loss write-down of goodwill and certain other long term assets during the fourth quarter of fiscal 1997, as well as a decrease of $19.6 million in intangible assets (primarily goodwill) relating to the sales in May 1998 of MDI and the Oncology Interests.

During the 1997 nine month period, the Company recorded asset impairment losses of $4.1 million, settlement with former Chief Executive Officer of $1.8 million and loss on settlement of lawsuits of $5.0 million.

During the 1998 nine month period, the Company recorded a gain on sale of subsidiaries of $6.2 million as a result of the sale of MDI and the Oncology Interests.

Interest expense increased to $15.8 million (or $15.5 excluding MDI and the Oncology Interests) during the 1998 nine month period, compared to $13.3 million (or $12.6 million excluding MDI and the Oncology Interests) during the 1997 nine month period, resulting from higher average borrowings outstanding during the 1998 nine month period, higher interest rates on certain debt incurred during 1998, and interest expense recorded during 1998 relating to amortization of the estimated fair value of 250,000 warrants issued to DVIBC on September 30, 1997.

Net income was $2.7 million for the 1998 nine month period, compared to a net loss of $19.7 for the 1997 nine month period. The significant reasons for differences in earnings (loss) during the periods are discussed above. Basic and diluted earnings per share were $.12 and $.12 for the 1998 nine month period, respectively, compared to a basic and diluted loss per share of $.89 and $.89 for the 1997 nine month period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $16.1 million compared to $15.9 million at December 31, 1997. The Company's primary short-term liquidity requirements as of September 30, 1998 include the current portion of long-term debt and capital leases (totaling $27.7 million), accounts payable, other current liabilities and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and Facilities, and continued improvements and enhancements to the Company's management information systems. The Company had $9.8 million in cash at September 30, 1998.

Net cash provided by operating activities for the 1998 nine month period was $6.8 million, compared to $332,000 used in operating activities during the 1997 nine month period. The improved cash flow from operations resulted from the increased income from operations, which was $22.4 million during the 1998 nine month period, compared to a loss from operations of $5.7 million during the 1997 nine month period.

Net cash provided by investing activities was $17.0 million for the 1998 nine month period, compared to net cash used in investing activities of $34.7 during the 1997 nine month period. In 1998 the Company received $31.7 million in net proceeds from the sales of MDI ($29.7 million) and the Oncology Interests ($2.0 million) (see Note 9 of Notes to Condensed Consolidated Financial Statements). In 1997, the Company used $21.8 million (net of cash acquired) to acquire MDI. Cash expenditures for purchases of equipment and other improvements totaled $14.8 million in 1998 compared to $15.3 million in 1997. In 1997, the Company received cash of $7.2 million from the sale of marketable securities. Payments of purchase price due on companies acquired totaled $73,000 in 1998 compared to $6.5 million in 1997 (the significant 1997 amount was incurred in the first quarter resulting from a November 1996 acquisition). The Company realized $144,000 from other investing activities in 1998 compared to $1.9 million in 1997.

Net cash used in financing activities was $31.4 million during the 1998 nine month period compared to $47.3 million provided by financing activities during the 1997 nine month period. Proceeds from new borrowings totaled $17.4 million during 1998 compared to $70.1 million in 1997. Repayments of notes and capital leases totaled $48.8 million in 1998 compared to $22.3 million in 1997. As discussed in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements, the Company used $25.0 million of the net proceeds received from the sale of MDI to repay a portion of the DVIBC revolving credit loan. Exercises of options and warrants provided $84,000 in 1997.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, in August 1998, DVIBC entered into an agreement with the Company whereby DVIBC agreed that certain nonconforming accounts receivable (including existing and future accounts receivable) which previously were believed by DVIBC not to meet the eligibility requirements under the terms of the revolving credit loan are now includable in the borrowing base. The revolving credit line is for up to $35 million (subject to the amount of accounts receivable determined, from time to time, as eligible collateral under the defined borrowing base calculation). Borrowings outstanding as of November 12, 1998 were $16 million. Primarily as a result of the sales of MDI and the Oncology Interests, total long-term debt and capital lease obligations (including current portions) has reduced from $214.6 million as of December 31, 1997 to $189.8 million as of September 30, 1998. As further discussed in Part II - Other Information, Item 5., the Company has entered into a definitive agreement to sell a subsidiary which will result in the receipt of $3.7 million in cash and notes receivable and further reduce debt by $8.8 million. Closing of the transaction is expected to occur during the fourth quarter of fiscal 1998.

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

COMPUTER TECHNOLOGIES AND YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming and embedded code that may exist in computer systems as of January 1, 2000. Many existing computer programs use only two digits to identify a year in the date field of software applications and may recognize 2000 as 1900. The issue is whether such code exists in the

  Company's mission critical applications and/or computer hardware and if that code will produce accurate date-sensitive calculations on or after January 1, 2000.

  The Company has established a multi-phase plan and timetable consisting of a review phase, a testing phase and an implementation phase for all Year 2000 compliance issues. The review phase for all issues is approximately 80% complete. The testing phase for the various plans is approximately 60% complete. The implementation phase is approximately 40% complete.

  The Company has conducted a thorough review of its material internal computer applications. In 1996, the Company began installing a new state-of-the-art billing and collection system as well as a new accounting system. The installation was completed in the first quarter of 1998. The Company has received written confirmation from its vendors that their computer applications are currently Year 2000 compliant or will be made Year 2000 compliant before the end of the fourth quarter of 1998.

  The Company is reviewing information obtained from a survey conducted by General Electric Company ("GE") to determine whether certain embedded applications, which control certain medical and related equipment, should be upgraded to ensure Year 2000 compliance and the cost of such upgrades, if any. The Company expects to complete the review in the fourth quarter of 1998. The Company has incurred no additional costs as a result of GE's review of the Company's embedded applications, which was performed as part of the Company's national service agreement with GE.

  The Company is reviewing the computer applications of its significant payers, which consist of Medicare and private insurance carriers, to determine whether such applications will be upgraded before January 1, 2000. Medicare is becoming Year 2000 compliant as part of the federal government's upgrade of its computer technologies. The Company is obtaining written confirmation from each of its insurance carriers that the carrier is Year 2000 compliant. As a result, the Company does not expect any adverse impact on its cash flows from the non-compliance of its payers' computer technologies.

  The Company's compliance policy requires that new computer applications and/or hardware equipment to be acquired that perform significant date-sensitive calculations by the Company shall be warranted to be Year 2000 compliant by the manufacturer.

  Testing of all the Company's internal computer applications will be completed in the fourth quarter of 1998. All testing will be done internally in the ordinary course of the Company's business, and, as a result, the Company is not expecting to incur extraordinary costs for such testing. Testing of embedded applications will also be performed in the fourth quarter of 1998.

  The cost to finalize the upgrade of Year 2000 issues pertaining to the Company's internal computer applications is estimated to be $30,000 and will be incurred in the fourth quarter of 1998. The Company expects to have completed the implementation phase by the end of the fourth quarter of 1998.

  The most reasonably likely worst case scenario of the impact of Year 2000 issues on the Company's operations is that the Company's collection of cash could be disrupted if payers are unable to submit payments to the Company because of their Year 2000 compliance issues. The financial impact of such a disruption could adversely affect the Company's ability to conduct normal business operations. The Company is currently working on contingency plans to handle the most reasonably likely worst case scenarios. Such contingency plans will be disclosed in the Company's Form 10-K for the fiscal year ending December 31, 1998.

Because of the nature of the uncertainty surrounding Year 2000 issues, there can be no assurance that the Company's assessment will be correct nor that a failure resulting from the impact of Year 2000 issues on the Company's operations will not have a material adverse effect on its financial condition.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the Integrated Health Concepts, Inc. ("IHC") litigation previously reported in the Company's Form 10-Q for the quarter ended June 30, 1998, in April 1998 the court had entered a final judgment against IHC in an amount of $868,000 inclusive of attorney's fees, costs, and pre-judgment interest and ordered Don Ballard to sell his 15% interest in IHC to the Company for $125,000. IHC has filed an appeal. No other party has yet appealed although the period for cross-appeals has not yet expired.

In connection with the class action lawsuits filed against the Company in January 1997, the settlement previously reported in the Company's Form 10-Q for the quarter ended June 30, 1998 was approved by the court in September 1998 and the court entered a final judgment in October 1998. No appeals have been filed and claims administration is underway. The Company has performed all of its obligations under the settlement.

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

On November 5, 1998, the Company entered into a definitive agreement to sell US Heartcare Management, Inc. ("US Heartcare"). US Heartcare provides management services to several third party nuclear medicine and diagnostic imaging centers in the New York City metropolitan area. The $12.5 million aggregate consideration received will consist of $3.7 million in cash and notes receivable and the assumption and forgiveness of debt of $8.8 million. Additionally, as part of the transaction, the Company will enter into an agreement for the provision of general consulting services to US Heartcare for an annual fee of $500,000, payable quarterly in arrears, for a period of three years. The sale is expected to be consummated in the fourth quarter of fiscal 1998.

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

The Company held its annual stockholders meeting on October 20, 1998, at which stockholders of the Company voted upon and elected C. Keith Hartley, Kenneth R. Jennings, David McIntosh, Michael A. O'Hanlon, Joseph A. Paul, Gordon C. Rausser and L.E. Richey as Directors.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       Exhibit
       Number     Description
       ------     -----------

       27         Financial Data Schedule.

       (b) A report on Form 8-K dated September 21, 1998 was filed during the quarter ended September 30, 1998 disclosing an Item 5. Event.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      US DIAGNOSTIC INC.


Dated:  November 13, 1998              By: /s/ Joseph A. Paul
                                           -------------------------------------
                                                     Joseph A. Paul
                                           President and Chief Executive Officer


                                       By: /s/ Wayne Moor
                                           -------------------------------------
                                                       Wayne Moor
                                              Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

 27    Financial Data Schedule