Form 10-K
period 1998-12-31
U S DIAGNOSTIC INC
filed 1999-03-31
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _____

                           Commission File No. 1-13392


                               US DIAGNOSTIC INC.
--------------------------------------------------------------------------------
                       (Name of Registrant in its charter)


            Delaware                                      11-3164389
---------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


777 South Flagler Drive, Suite 1201 East, West Palm Beach, Florida     33401
--------------------------------------------------------------------------------
                (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (561) 832-0006

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 1999 was approximately $27,321,138 based on the closing price of the Common Stock on March 22, 1999.

As of March 22, 1999, 22,734,233 shares of Common Stock of the registrant were outstanding.

Documents Incorporated By Reference
-----------------------------------
Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                     PART I

                               US DIAGNOSTIC INC.

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                  ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration strategies, collections of accounts receivable, available financing or available refinancing for existing debt, any unanticipated impact of the Year 2000, including delays or changes in costs of the Company's Year 2000 compliance, or the failure of major vendors, payers, service providers and others with whom the Company does business to resolve their own Year 2000 issues on a timely basis, the Company's inability to carry out it's strategy and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Item 1. Business.

General

US Diagnostic Inc. (the "Company") is one of the nation's largest independent operators of outpatient diagnostic imaging and related facilities ("Facilities") with 84 locations owned, operated or managed nationwide at the date hereof. The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT" or "CAT"), mammography, x-ray and ultrasound equipment. The use of the type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose and treat a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, carry more risk and are more debilitating for patients.

The Company believes that the range of services provided at its Facilities (which include anatomical and functional imaging) provides cross-referral opportunities and increases the Company's ability to serve as a "one-stop" provider of such services to increasingly important managed care organizations.

The Company was incorporated in Delaware in 1993. The Company's executive offices are located at 777 S. Flagler Drive, Suite 1201E, West Palm Beach, Florida 33401, its telephone number is (561) 832-0006/(800) 7-USDLAB and its web site is at WWW.USDL.COM. Unless the context otherwise requires, all references to the "Company" include US Diagnostic Inc. and its subsidiaries.

Strategy

During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. In late 1997, the Company announced, and throughout 1998 the Company has pursued, a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and engage in prudent acquisitions as detailed below.

The Company implemented a cost reduction plan in 1998, including a significant reduction in nonessential staff in the first quarter of 1998, retention of GE Business Solutions to conduct a Company-wide efficiency and savings review; an emphasis on centralized purchasing; consolidation of regional four regional billing offices and four regional operational offices to three of each, respectively (effected in the first quarter of 1999); an emphasis on centralized purchasing; and a review of other consolidation synergies. The Company expects to benefit from additional savings throughout 1999 as a result of these efforts.

The second part of the Company's corporate strategy was a review and sale of all non-core assets and underperforming facilities. As a result, the Company disposed of its mobile imaging operations and its radiation oncology interests in order to more closely focus on the Company's core business of fixed site MRI and multi-modality imaging facilities. To accomplish this, in May 1998 the Company sold its mobile subsidiary, Medical Diagnostics, Inc. ("MDI"), for $35.5 million in cash less debt assumed of approximately $5.9 million. Also in May 1998, the Company sold its 50.1% interest in US Cancer Care, Inc. and its 50% interest in a radiation oncology partnership (collectively "USCC"). The sale price consisted of $2.0 million in cash, a promissory note for $750,000, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million. In addition, as a result of this review process, in November 1998, the Company disposed of its 100% interest in US Heartcare Management Inc. ("USH"), its underperforming nuclear medicine subsidiary, for $12.0 million in cash, promissory notes and assumption of certain debt. In March 1999, USH prepaid its outstanding notes to USD. Additionally, in January and February of 1999, in two separate transactions, the Company sold its interests in certain subsidiaries located in Texas for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities. The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt and to bolster the Company's cash reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Due to financial market conditions in 1998, the Company decided to postpone a refinancing of its long-term debt. However, in addition to the significant debt reduction described above, in December 1998 and January 1999, the Company completed the repurchase in the open market of $35.5 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $25.0 million, resulting in a decrease in long-term debt and related long-term interest expense.

Because new center development and, to a larger extent, acquisitions were intended to be dependent upon refinancing long-term debt, which did not occur in 1998, the Company made only one acquisition and a purchased of the remaining fifty percent equity interest of a center it previously jointly owned, although three new internally developed facilities were opened in 1998.

As a result of the events of 1998, the Company has been able to reduce its debt and otherwise improve its balance sheet. The Company believes that although it operates fewer facilities, it is now significantly stronger financially and has narrowed its focus to its core business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's strategy for 1999 will be to continue the cost and debt reduction elements of its 1998 strategy, divest a few remaining underperforming centers, seek advantageous refinancing when and as financial market conditions permit, and pursue its multi-faceted long-term strategy as follows:

PARTNERING WITH HOSPITALS AND RADIOLOGY GROUPS. Currently, the Company has several joint ventures to provide services at hospitals with large companies such as Columbia/HCA, Tenet Healthcare and Universal Health Services. Hospitals are increasingly outsourcing various components of their operations. The Company believes opportunities exist to enter into agreements with many hospitals to manage their in-patient radiology departments and intends to intensify its efforts to improve its partnering with hospitals.

INTERNAL GROWTH. The Company believes that currently the most advantageous way to build its business is to develop new Facilities because it believes internal Facility development is more efficient and cost-effective. New Facility development will be primarily concentrated in the Company's existing geographic markets. The Company is experienced in the planning, opening and operation of Facilities on a cost-effective basis and is in the process of developing a roll-out of several openings by fiscal year-end 1999 as well as a schedule of additional openings in the following year. Facilities recently opened include the Queens, New York Facility, the Westlake, California Facility and the Wilkes Barre, Pennsylvania Facility. Three Facilities in St. Louis, Missouri are expected to open, two in the first half of 1999 and one by October 1999.

ACHIEVE OPERATING EFFICIENCIES. The Company generally utilizes its management expertise and systems to operate Facilities which previously lacked professional management. The Company consolidates certain aspects of operations, such as accounting, administration, billing, collections, marketing, productivity, purchasing and materials management. By rendering support and management functions, the Company seeks to realize significant economies of scale while enabling the physicians providing services at the Facilities to spend more time focusing on patient care and quality control, which in turn positively impacts the utilization rate of the Company's diagnostic equipment.

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

ENHANCE MANAGEMENT INFORMATION SYSTEMS. The Company has made a substantial investment in the development of a state-of-the-art information system designed to consolidate, on a regional basis, the Company's billing and collection operations. The new information system allows instant communication and on-line access to its policies and procedures to Facilities nationwide. The Company continues to concentrate on its billing and collection system to refine and improve it.

UPGRADE EXISTING MEDICAL TECHNOLOGIES. The Company offers state-of-the-art diagnostic imaging and therapeutic technologies at Facilities. The Company periodically replaces or upgrades the MRI, CT, and other miscellaneous equipment at its Facilities with the latest available technology, resulting in improved image quality and increased referring physician satisfaction. The Company also has installed new high quality "Open MRI" equipment at certain locations to accommodate a substantial number of patients who would otherwise forego this procedure due to claustrophobia or obesity. In addition, the Company periodically adds new modalities and procedures at its Facilities. Most of the new technologies are designed to enhance the Company's revenue mix and shorten examination times, resulting in increased capacity and profitability.

EXPAND SERVICE OFFERINGS WITH COMPLEMENTARY MEDICAL PROCEDURES. The Company has developed medical services that are complementary to its core imaging operations. These include: (i) pain management which is performed by anesthesiologists to reduce patients' pain and possibly avoid the need for surgery; and (ii) bone densitometry which is a specialized x-ray procedure that precisely quantifies bone density at the spine, femur and other skeletal sites for diagnosis and treatment of osteoporosis.

PROFESSIONAL MARKETING. In order to expand referral sources, the Company provides marketing training and materials to Facility personnel to enhance marketing efforts to area physicians and third-party payors such as managed care organizations. The Company utilizes a variety of marketing techniques in the communities where it does business, including meetings between the Facility administrators or account executives and referring physicians and/or their staff, mailings of technical case studies and clinical articles.

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

ACQUIRE ADDITIONAL IMAGING CENTERS. The Company may resume its acquisition activity if and when financial market conditions allow for the Company to refinance its debt. In the past, the Company generally acquired Facilities from:
(i) owner/operators which may not have been in compliance with regulations restricting referring physician ownership; (ii) owner/operators seeking management expertise, access to managed care contracts and/or other resources; and (iii) established companies which already owned several Facilities within a concentrated region. In addition, in the past, the Company has entered into joint ventures with hospitals or other entities which desire access to diagnostic imaging technologies but lack sufficient financial or managerial resources. To date, the Company believes that it has evaluated only a fraction of the potential acquisition candidates in the industry. The Company intends to utilize the foregoing strategies if and when it commences acquisition activity in the future. Although at year-end the Company purchased the remaining 50% of a center in which it was already a half owner, and currently expects to complete the acquisition on advantageous terms of a temporarily closed center in Las Vegas, Nevada, which it expects to be fully operational in April 1999, the Company does not anticipate engaging in any sustained acquisition activity in 1999.

INDUSTRY OVERVIEW

Total annual spending on diagnostic imaging services in the United States is estimated to be between $56 billion and $70 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's approximately 2,200 outpatient testing facilities, especially in relation to the roughly $10 billion subsector of advanced imaging services, which includes MRI and CAT scans. These approximately 2,200 facilities are mainly operated individually and represent a fragmented market.

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

The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, when Congress reformed Medicare in 1983 by putting strict controls on inpatient reimbursement, this led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to the quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some, such as positron emission tomography scanners, are relatively expensive and are not considered cost-effective for most procedures. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax-sheltered investments were being eliminated or were less economic. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the U.S. increased from roughly 700 to over 2,000.

The industry suffered setbacks in 1993 as utilization levels generally stabilized and reimbursement per test declined sharply. Utilization rates stopped growing primarily for three reasons: (i) the threat of sweeping government health care reform put expensive procedures under increased scrutiny;
(ii) market
forces - in the form of managed care which also discouraged providers from ordering all but absolutely necessary tests; and (iii) the extension in 1993 of federal laws (the "Stark Laws") prohibiting the referral by physicians of Medicare and Medicaid patients to entities with which such referring physicians have a financial relationship (either an ownership interest or compensation arrangement). See "Regulation and Government Reimbursement". Previously, these referral prohibitions had been applicable only to Medicare-covered clinical laboratory services. Since the early 1990s, the total installed base of MRI systems has remained relatively flat although the total number of procedures has increased.

In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels - the first increase in at least four years. In January 1998, Medicare reimbursement for diagnostic procedures increased an additional 1%-2%. A recent initiative by Health Care Financing Administration ("HCFA") to impose a 24% reduction in radiology reimbursement over a four year period beginning January 1999 has been indefinitely postponed due to flaws in the HCFA's imaging center cost study. See "Regulation and Government Reimbursement". Public HMOs, which have suffered from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. The Company believes that, as managed care becomes more prevalent, further decreases in the average reimbursement per test will be mostly attributable to payor mix shifts to increased managed care business which generally have lower reimbursement rates than commercial insurance payors. There is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

Imaging Operations

Diagnostic imaging services are performed on an outpatient basis by experienced radiological technicians. After the diagnostic procedures are completed, the images are reviewed by radiologists who have contracted with the Company. The radiologists prepare reports of the tests and their findings, which are delivered to the referring physician. Additionally, upon request, a report of any critical abnormality, or "stat report" is provided by phone as soon as the test is completed and evaluated.

Each of the Company's Facilities has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologists' compensation ranges between 8%-21% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board-eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The Company currently operates a majority of the Facilities out of three regional billing offices which bill and collect both for technical services and professional services of interpreting physicians at the Facilities. A few Facilities bill and collect independently on individual systems.

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

CLIENTS AND PAYORS

The Company is highly dependent on referrals from physicians who have no contractual obligation or economic incentive to refer patients to the Company's Facilities. Most Facilities currently receive referrals from several hundred physicians. If a sufficiently large number of physicians elected at any time to stop referring patients to the Company's Facilities, it would have a material adverse effect on the Company's revenues and results of operations. In particular, due to the potential for disruption of the physician relationship in connection with the assumption of control of a Facility, there can be no assurance that the Company will retain all of the business conducted by that Facility at the time of its acquisition.

In 1998, revenues from conventional indemnity insurance carriers accounted for approximately 22% of the Company's revenues, Medicare and Medicaid accounted for approximately 18% of revenues, managed care accounted for approximately 37% of revenues and the remainder was derived directly from patients and workers' compensation cases.

The Company is a party to over 1,000 managed care contracts which require it to provide services on a fixed fee-for-service basis. All Facilities are attempting to obtain additional managed care contracts.

During the fourth quarter of 1996, the Company began to consolidate billing and collections out of four offices utilizing a new computer and software information system. Substantially all of the centers initially targeted to be converted onto the new system were completed by December 31, 1997. It was anticipated that the remaining targeted centers would be completed by mid-1998 upon resolution of operational issues. However, these centers remain intentionally unconverted while the Company explores system enhancements for implementation. Some Facilities had experienced what appears to be a temporary cash collection reduction during the phase-in of the new system due to the complexity of collecting the accounts receivable on the prior computer systems while installing the new billing and collection system. In addition, the initial efficiency of the new centralized system was adversely impacted by various training and other operationally related problems. This inefficiency has been rectified as all converted centers are now on schedule with their billing and collection operations. Aggressive measures have been, and continue to be taken, to collect accounts receivable from the predecessor billing and collection systems of various Facilities.

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

REGULATION AND GOVERNMENT REIMBURSEMENT

OVERVIEW. The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services.

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

In 1994 Congress passed legislation that required the Health Care Financing Administration ("HCFA") to develop a methodology for a new resource-based relative value unit ("RBRVU") system for determining practice expense resource value units ("PE-RVUs") for each physician service. Subsequently, Congress passed the Balanced Budget Act of 1997 that extended the implementation date for the new practice PE-RVU system to January 1999. On June 5, 1998, HCFA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register to implement these provisions of the Balanced Budget Act. The NPRM proposed a reduced Medicare payment for the facilities, equipment, staff, supplies and other "technical component" costs of diagnostic imaging by over 24% to be phased in over four years at approximately 6% per year beginning January 1999. Industry members were able to convince HCFA that the data used to determine the proposed reductions may be flawed. Thereafter, on November 2, 1998, HCFA published in the Federal Register a notice setting forth the new PE-RVUs for 1999 and beyond which essentially maintain current payment levels for technical component services. However, the notice reduces the professional component (the physician fees for interpreting exams) for radiology services by 10% to be phased in over four years at approximately 2.5% per year beginning January 1999. Because the Company derives the majority of its revenue from the technical component, the reduction in the professional component will not have a material effect on the Company's revenue. However, there can be no assurance that HCFA will not attempt to reduce the technical component of Medicare payments in the future.

In December 1998, HCFA announced its final implementation date by which all Independent Physiological Laboratories ("IPL") and other provider types are required to convert to a status of Independent Diagnostic Testing Facility ("IDTF") in order to continue to receive reimbursement from Medicare. An IDTF is independent of a hospital or physician's office in which diagnostic tests are performed by licensed, certified nonphysician personnel under appropriate physician supervision. All Medicare carriers were required to provide notice to all affected entities that, beginning March 15, 1999, they will no longer be able to bill as an IPL. In order to accomplish this conversion for all affected Company Facilities, HCFA required that the respective Medicare carriers receive all applications no later than February 1, 1999. This would allow for the 45 day review provided to the Medicare carriers, with a final implementation date of March 15, 1999. If the cutoff dates are not met by the entity applying for the IDTF status change, claims for diagnostic testing services may be rejected. All applicable Company applications were filed by February 1, 1999. The Company is currently working with all Medicare carriers nationwide with respect to on-site inspections, re-issuance of provider numbers and new claims filing procedures. Although there can be no assurances, the Company does not anticipate any material problems with this conversion, its time frames or future claim submissions.

REGULATION OF OUTPATIENT IMAGING SERVICES. The operation of outpatient imaging centers requires a number of licenses, including licenses for technical personnel and certain equipment. Licensure requirements may vary somewhat from state to state. The Company believes that it is in material compliance with applicable licensure requirements. The Company further believes that diagnostic testing will continue to be subject to strict regulation at the federal and state levels and cannot predict the scope and effect thereof.

Diagnostic imaging centers performing mammography services must meet federal, and in some jurisdictions, state standards for quality as well as certification requirements. Under regulations issued by the federal Food and Drug Administration ("FDA") pursuant to the Mammography Quality Standards Act of 1992 ("MQSA"), all mammography Facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each Facility providing mammography services must: undergo an annual mammography facility physics survey; be inspected annually and pay an annual inspection fee; meet qualification standards for interpreting physicians, mammography technologists, and medical physicists; meet certification requirements for adequacy and training and experience of personnel; meet quality standards for equipment and practices; and meet various requirements governing record keeping of patient files. Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's Facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

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

REGULATION OF RADIOLOGY OWNERSHIP; FRAUD AND ABUSE. Medicare payment rules discourage physicians from maintaining an investment interest in radiology operations. The Omnibus Budget Reconciliation Act of 1989 contains provisions which prohibit physicians from referring Medicare or Medicaid patients to clinical laboratories in which the physician has an economic interest. In 1993, Congress extended the physician self-referral prohibition to entities providing other designated health care services, including radiology or other diagnostic services, including MRI, CAT scans and ultrasound services, and radiation therapy services. Violations of these provisions (collectively known as the "Stark Laws") may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties and/or exclusion from the Medicare, Medicaid and other state healthcare programs.

The Anti-Fraud and Abuse Amendments to the Social Security Act prohibit the solicitation, payment, receipt or offer, directly or indirectly, of any remuneration for the referral of Medicare or Medicaid patients or for the provision of services, items or equipment which may be covered by the Medicare or other state healthcare programs including Medicaid programs. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare, Medicaid and other state healthcare programs.

In addition to federal restrictions, which are generally applicable to Medicare, Medicaid and other state healthcare patients, a number of states in which the Company operates Facilities have enacted prohibitions against physicians referring patients to entities with which they have a financial relationship (an ownership interest or compensation arrangement). Such state laws generally apply to all patients, not just participants in the Medicare and Medicaid programs. The Company has structured its acquisitions of physician-owned ventures and ongoing relationships with physicians in a manner which it believes does not raise significant issues under federal or state anti-kickback and self-referral regulations.

CORPORATE PRACTICE OF MEDICINE; FEE SPLITTING. The operation of the Facilities may be subject to the laws of certain states which prohibit the provision of certain medical services by non-physicians and/or the splitting of fees between physicians and non-physicians. The Company believes its operations are conducted in material compliance with existing applicable laws relating to the corporate practice of medicine and fee splitting. In response to such laws, in certain states, the Company may operate Facilities pursuant to a management agreement with a physician group rather than operating the Facility directly and contracting with the physicians for professional medical services.

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

INSURANCE

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the costs of defending, any such actions could be substantial. The Company currently maintains liability insurance that it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage. In the event that a claim exceeds available coverage, the Company's financial condition and results of operations could be adversely and materially affected.

EMPLOYEES

As of March 15, 1999, the Company had approximately 976 full-time and 151 part-time employees, none of whom is represented under union contracts or other collective bargaining arrangements. The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES.

The Company's executive offices, corporate accounting and certain administrative and other operations are located in West Palm Beach, Florida where the Company leases an aggregate of approximately 22,300 square feet at two separate locations. Annual rental payments under the two leases is $306,000 and $359,000 which expire in 2008 and 2009, respectively.

The Company operates imaging centers that range in size from approximately 800 to 21,600 square feet. During 1998, the Company had four regional billing offices and four regional operational centers. The aggregate lease expense in 1998 for all such facilities was approximately $12.5 million. In January and February 1999, certain subsidiaries were sold which included certain imaging centers and one billing office. In connection therewith, a regional operational center was closed. The Company plans to relocate one of the three remaining regional billing offices and a regional operational center to corporate headquarters in mid 1999, and entered into a lease agreement in October 1998 for approximately 12,400 square feet of additional space. The imaging centers, billing offices and operational centers have leases expiring between 1999 and 2008.

ITEM 3.      LEGAL PROCEEDINGS.

Two suits have been filed against the Company by sellers of diagnostic imaging centers who received the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding the background of Keith Greenberg, a former consultant to the Company, were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al. v. US Diagnostic et al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its Common Stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. Non-binding mediation has been scheduled by the parties to occur within the next 90 days. In the second such suit (Sanders et al v. US Diagnostic et al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $2.0 million but have been unable to substantiate this amount. A motion by the Company to dismiss the action is under submission to the Court. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

In connection with the previously reported case Integrated Health Concepts, Inc. ("IHC") v. US Diagnostic Inc., Mohammed Athari, M.D. and Don Ballard filed in the Harris County, Texas District Court, in December 1998 the Company and Ballard entered into an agreement which confirmed the Company's ownership of Ballard's former 15% stock interest in IHC in exchange for the Company's payment of $700,000. In connection therewith, the parties exchanged full mutual releases.

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its present operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or under-insured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances, management of the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's 1998 Annual Meeting of Stockholders held on October 20, 1998, the stockholders of the Company voted upon and elected the following directors:

    (A)  DIRECTOR NOMIMEE             VOTES CAST FOR          VOTES WITHHELD
         ----------------             --------------          --------------
         C. Keith Hartley                19,674,208              1,153,352
         Kenneth R. Jennings             20,007,308                820,252
         David McIntosh                  19,720,159              1,107,401
         Michael A. O'Hanlon             20,121,681                705,879
         Joseph A. Paul                  20,212,931                614,629
         Gordon Rausser                  20,034,661                792,899
         L. E. Richey (1)                19,724,576              1,102,984

(1) Resigned on February 12, 1999 as both Chairman of the Board and as a director.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

The Company's Common Stock has traded under the symbol USDL on the NASDAQ SmallCap Market since September 22, 1998 and on the NASDAQ National Market System from October 9, 1995 to September 21, 1998. The following table sets forth the high and low sales prices for the Company's Common Stock for each quarter within the two years ended December 31, 1998 as reported by NASDAQ. These prices do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                          High           Low
                                                          ----           ---
     1997
     ----
     January 1 through March 31, 1997 ............      $ 13 3/8      $  5 7/8
     April 1 through June 30, 1997 ...............         9 1/8         5
     July 1 through September 30, 1997 ...........         9 7/8         6 3/8
     October 1 through December 31, 1997 .........         8             3


     1998
     ----
     January 1 through March 31, 1998.............      $  5 1/4      $  3 5/8
     April 1 through June 30, 1998................         4 23/32       3 1/2
     July 1 through September 30, 1998............         3 7/8         1 3/8
     October 1 through December 31, 1998..........         2 1/16          3/4


The number of record holders of the Company's Common Stock as of March 22, 1999 was approximately 312.

The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company has outstanding debt that prohibits the payment of dividends by the Company without the consent of the lender.

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

ITEM 6.      SELECTED FINANCIAL DATA.

The selected financial data presented below summarize certain historical financial data and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                                 Year Ended December 31,
                                                      1998              1997              1996             1995            1994
                                                  -----------       -----------       -----------       ----------      ---------
                                                              (In thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA
Net revenue                                       $   195,735       $   216,222       $   102,061       $   29,416      $   5,082
Income (loss) before extraordinary item                  (512)(1)      (116,712)(2)        (6,331)           3,025           (640)
Extraordinary item                                      5,311 (3)            --                --              306             --
Net income (loss)                                       4,799          (116,712)           (6,331)           3,331           (640)
Basic earnings (loss) per common share
   Income (loss) before extraordinary item               (.02)            (5.26)             (.48)             .70           (.48)
   Extraordinary item                                     .23                --                --              .07             --
   Net income (loss)                                      .21             (5.26)             (.48)             .77           (.48)
Diluted earnings (loss) per common share
   Income (loss) before extraordinary item               (.02)            (5.26)             (.48)             .64           (.48)
   Extraordinary item                                     .23                --                --              .06             --
   Net income (loss)                                      .21             (5.26)             (.48)             .70           (.48)
Cash dividends declared per common share                   --                --                --               --             --


--------------

(1) Includes $4.7 million gain on sale of Subsidiaries. See Notes 11 and 22 of Notes to Consolidated Financial Statements.
(2) Includes asset impairment losses of $92.9 million. See Note 5 of Notes to Consolidated Financial Statements.
(3) Represents gain on repurchase of Convertible Subordinated Debentures. See Notes 6, 7 and 17 of Notes to Consolidated Financial Statements.

                                                                         As of December 31,
                                                  1998          1997          1996          1995          1994
                                                --------      --------      --------      --------      --------
BALANCE SHEET DATA
------------------
Total assets                                    $237,830      $287,999      $339,023      $ 57,279      $ 13,892
Total long-term obligations                      147,701       191,547       123,984        21,653         2,929



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company commenced operations upon the completion of its first acquisition in October 1993. The Company has historically grown through acquisitions of diagnostic imaging centers and businesses. The Company's operating performance is substantially dependent upon its ability to integrate the operations of acquired facilities into the Company's infrastructure and reduce operating expenses of acquired entities, its ability to deliver equivalent service to clients immediately after an acquisition without significant interruption or inconvenience, its ability effectively to market its facilities to physicians requiring imaging services, and various other risks associated with the acquisition and operation of medical businesses, particularly in the increasingly competitive and cost conscious managed care environment, including expenses associated with the integration of the acquired businesses and the negotiation of favorable contracts with third party payors. If the Company is unable to manage these risks, the Company's operating results could be materially adversely affected.

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

The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment, continuing governmental budgetary constraints, reductions in reimbursement rates, changes in the mix of the Company's patients and other changes in reimbursement for healthcare services, among other factors, which may put downward pressure on revenue per scan. See "Business Clients and Payors" and "Business - Regulation and Government Reimbursement".

During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. In late 1997, the Company announced, and throughout 1998 the Company pursued, a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and engage in prudent acquisitions.

The Company implemented a cost reduction plan in the first quarter of 1998, including a significant reduction in nonessential staff, consolidation of four billing offices and four regional operational offices to three of each, retention of GE Business Solutions to conduct a Company-wide efficiency and savings review, an emphasis on centralized purchasing, and other consolidation synergies. The Company expects to realize additional savings throughout 1999 as a result of these efforts.

The second part of the Company's corporate strategy was a review and sale of all non-core assets and underperforming facilities. As a result, the Company disposed of its mobile imaging operations and its radiation oncology interests in order to more closely focus on the Company's core business of fixed site MRI and multi-modality imaging facilities. To accomplish this, in May 1998, the Company sold its mobile subsidiary, MDI, for $35.5 million in cash less debt assumed of approximately $5.9 million. Also in May 1998, the Company sold its interests in USCC for $4.2 million in cash, promissory note and assumption of certain liabilities.

In addition, as a result of this review process, in November 1998 the Company disposed of its underperforming nuclear imaging centers by selling its 100% interest in USH for $12.0 million in cash, promissory notes and assumption of certain debt. In March 1999, USH prepaid its outstanding notes to the Company. In January and February of 1999, in two separate transactions, the Company sold its interest in certain subsidiaries located in Texas, for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities.

The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt and to bolster the Company's cash reserves.

Due to financial market conditions in 1998, the Company decided to postpone a refinancing of its long-term debt. However, in addition to the significant debt reduction realized by the sales described above, in December 1998 and January 1999 the Company completed the repurchase in the open market of $35.5 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $25.0 million, resulting in a decrease in long-term debt and related interest expense. Three new facilities were opened in 1998. However, because new center development and, to a large extent acquisitions were intended to be dependent upon refinancing long-term debt, which did not occur in 1998, the Company made only one acquisition during 1998.

As a result of the events of 1998, the Company has been able to reduce its debt and otherwise improve its balance sheet. The Company believes that although it operates fewer facilities, it is now significantly stronger financially and has narrowed its focus to its core business. The Company's strategy for 1999 will be to continue the cost and debt reduction elements of its 1998 strategy, divest a few remaining underperforming centers, seek advantageous refinancing when and as market conditions permit, and pursue its multi-faceted long-term strategy as more fully described in Part I, Item I - Business.

The following table sets forth items of income and expense as a percentage of total revenues:

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1998        1997         1996
                                                                  ------      -------      ------
NET REVENUE                                                       100.0%        100.0%       100.0%
                                                                  ------      -------      ------

OPERATING EXPENSES
     General and administrative                                     75.9         76.6        70.7
     Asset impairment losses                                          .3         42.9          .4
     Bad debt expense                                                3.3          8.2         3.9
     Depreciation                                                   10.1          8.9         6.5
     Amortization                                                    2.6          5.0         4.6
     Loss on settlement of lawsuits                                   --          2.6         2.1
     Settlement with Former Chief Executive Officer                   --           .8          --
     Stock-based compensation                                         .6           .6         2.1
     Compensation to terminated consultant                            --           --         5.5
                                                                  ------      -------      ------

TOTAL OPERATING EXPENSES                                            92.8        145.6        95.8
                                                                  ------      -------      ------

GAIN (LOSS) ON SALE OF SUBSIDIARIES                                  2.3           --        (3.0)
                                                                  ------      -------      ------

INCOME (LOSS) FROM OPERATIONS                                        9.5        (45.6)        1.2

TOTAL OTHER INCOME (EXPENSE)                                        (8.9)        (8.1)       (6.5)
                                                                  ------      -------      ------

Loss before minority interest, benefit for
     income taxes and extraordinary items                             .6        (53.7)       (5.3)
                                                                  ------      -------      ------
Minority interest and income
  tax benefit                                                         .9           .3          .9
                                                                  ------      -------      ------
LOSS BEFORE EXTRAORDINARY ITEM                                       (.3)       (54.0)       (6.2)
                                                                  ------      -------      ------
Extraordinary item, net of taxes                                     2.7           --          --
                                                                  ------      -------      ------

NET INCOME (LOSS)                                                    2.4%       (54.0)%      (6.2)%
                                                                  ======      =======      ======



As discussed above, during 1998 and in early 1999, the Company sold several non-core and under-performing facilities. The facilities sold during 1998 (MDI, USCC, USH) are collectively referred to as the "1998 sold facilities".

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net revenue decreased to $195.7 million in 1998 from $216.2 million in 1997, primarily as a result of the sale of the 1998 sold facilities. Excluding the net revenue generated by the 1998 sold facilities as well as the facilities sold in early 1999, net revenue would have decreased by 1% to $149.9 million in 1998, from $151.1 million in 1997.

General and Administrative ("G&A") expense decreased to $148.4 million in 1998, compared to 1997 G&A expense of $165.5 million. To a large extent the decrease resulted from the sale of the 1998 sold facilities. Additionally, the Company benefited from reduced professional fees related to litigation matters, reduced accounting costs and the first quarter 1998 implementation of the cost reduction plan (see "Overview").

Asset impairment loss was $680,000 in 1998 and $92.9 million in 1997. Such losses related to those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. See Note 5 of Notes to Consolidated Financial Statements.

Bad debt expense decreased to $6.5 million in 1998, compared to $17.6 million in 1997. The significantly higher bad debt expense in 1997 is attributable both to the Company's overall rapid growth in revenue in 1997 compared to 1996, and to an increase in accounts receivable resulting from a failure to fully collect receivables on the older billing and collection systems during the phase-in of a new billing and collection system. During 1997 the new system was affected adversely by training and operational related problems as well as by the installation complexity. In addition, 1997 collections were negatively affected by inefficiencies in realizing receivables in respect to patient co-payments and deductibles.

Depreciation expense was $19.9 million in 1998, compared to $19.2 million in 1997. The increase from 1997 to 1998 resulted primarily from increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued implementation of a new billing system, partially offset by a decrease relating to the sale of the 1998 sold facilities.

Amortization expense decreased to $5.0 million in 1998, from $10.8 million in 1997. The decrease was due to the effect of the $92.9 million impairment loss write-down of goodwill and certain other long-term assets during the fourth quarter of 1997 as well as a decrease relating to the sale of the 1998 sold facilities.

During 1998, the Company recorded a gain on sale of subsidiaries of $4.7 million. The sale of MDI, which was purchased in 1997, generated a $5.8 million gain. There was no impairment charge in 1997 or 1998 relating to MDI. The remaining subsidiaries sold in 1998 and early 1999 generated an aggregate loss of $1.1 million. See Notes 11 and 22 of Notes to Consolidated Financial Statements.

Interest expense increased to $20.0 million in 1998, compared to $19.1 million during 1997, resulting from higher average borrowings outstanding during 1998, and interest expense recorded during 1998 relating to amortization of the estimated fair value of 250,000 warrants issued to DVIBC on September 30, 1997, partially offset by a decrease relating to the 1998 sold facilities.

During 1998, the Company recorded an extraordinary gain net of taxes of $5.3 million related to the repurchase of approximately $22.9 million aggregate principal amount of its Convertible Subordinated Debentures for amounts less than the recorded amounts. See Notes 6, 7 and 17 of Notes to Consolidated Financial Statements.

The Company had basic and diluted earnings per share of $.21 in 1998 compared to a basic and diluted loss per share of $5.26 in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net revenue for 1997 increased over 1996 revenues by approximately 212 percent reflecting increased scan volumes resulting primarily from the Company's growth through acquisitions. Despite this increase in revenues, for the year ended December 31, 1997, the Company incurred a net loss of $116.7 million as compared to a net loss for the prior year of $6.3 million.

The loss for 1997 is primarily attributable to a $92.9 million charge related to impairment losses (see Note 5 of Notes to Consolidated Financial Statements). The 1997 loss also reflects approximately $17.6 million of bad debt expense, which increased as a percentage of revenues to approximately 8.2 percent in 1997 from 3.9 percent in 1996. This increase in bad debt expense is attributable both to the Company's overall growth, and to an increase in accounts receivable resulting from a failure to fully collect receivables on the older billing and collection systems during the phase-in of a new billing and collection system. The new system was affected adversely by training and operational related problems as well as by the installation complexity. In addition, collections were negatively affected by inefficiencies in realizing receivables in respect to patient co-payments and deductibles.

General and administrative expenses (G&A expense) for 1997 increased $93.4 million to $165.6 million in 1997, from $72.2 million in 1996. On a percentage basis G&A expense was 76.6% in 1997 compared to 70.7% in 1996. This percentage increase is primarily the result of increased legal and professional fees associated with the various legal and regulatory matters discussed more fully in Notes 10, 19 and 20 of Notes to Consolidated Financial Statements. In addition, the Company separately recorded a $5.7 million loss in connection with the settlement of litigation.

Depreciation and amortization expense as a percentage of revenues increased to
13.9 percent in 1997, from 11.1 percent in 1996. This increase is attributable to higher levels of property and equipment and goodwill associated with the acquisition of Medical Diagnostics, Inc. ("MDI").

Interest expense also increased significantly as a result of the Company's higher borrowings incurred to support its growth, capital expenditures related to the construction and expansion of existing Facilities, as well as the replacement and enhancement of equipment, and the deficit in operating cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had working capital of $8.3 million, compared to $14.6 million at December 31, 1997. The decrease from 1997 to 1998 was due to several factors, the more significant of which consist of the following: (i) a decrease in cash from $17.5 million as of December 31, 1997 to $9.2 million as of December 31, 1998 for reasons discussed below, and a decrease in accounts receivable, net of bad debt reserves to $43.4 million as of December 31, 1998 from $56.4 million as of December 31, 1997, resulting primarily from the sale of the 1998 sold facilities; (ii) offset by a decrease in other current liabilities, shareholder class action settlement payable and purchase price due on companies acquired which aggregated $4.5 million as of December 31, 1998 compared to $15.1 million as of December 31, 1997. The Company's primary short-term liquidity requirements as of December 31, 1998 include the current portion of long-term debt and capital leases (totaling $27.2 million), accounts payable, other current liabilities and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and Facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash provided by operating activities in 1998 was $11.9 million, compared to $7.8 million used in operating activities in 1997. The improved cash flow from operations in 1998 was primarily a result of the substantial improvement in net earnings from 1997 to 1998.

Net cash provided by investing activities was $10.1 million in 1998, compared to net cash used in investing activities of $37.6 million in 1997. In 1998, the Company received $33.9 million in net cash proceeds from the 1998 sold facilities. In 1997, the Company used $21.8 million (net of cash acquired) for an acquisition. Cash expenditures for purchases of equipment and other improvements totaled $23.5 million in 1998 compared to $18.9 million in 1997. In 1997, the Company received cash of $7.2 million from the sale of marketable securities. Payments of purchase price due on companies acquired totaled $75,000 in 1998 compared to $5.3 million in 1997 (the significant 1997 amount was incurred in the first quarter resulting from a November 1996 acquisition).

Net cash used in financing activities was $30.3 million in 1998 compared to $44.3 million provided by financing activities in 1997. Proceeds from new borrowings totaled $42.5 million during 1998 compared to $78.7 million in 1997. Repayments of notes and capital leases totaled $59.1 million in 1998 compared to $34.6 million in 1997. As discussed in Notes 6 and 7 of Notes to Consolidated Financial Statements, the Company borrowed approximately $15.9 million in December 1998 to repurchase on the open market and retire approximately $22.9 million principal amount of Debentures. As discussed in Notes 11 and 22 of the Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $32.2 million under its revolving credit loan with DVIBC from proceeds received upon the sales of the 1998 sold facilities.


The Company continues to implement its strategy to reduce debt and increase cash flows as more fully described in "Overview" above. Although there can be no assurance, based on its current operations and financial condition, the Company believes that it has or can obtain sufficient financial resources to satisfy its liquidity and working capital requirements for the foreseeable future. As of December 31, 1998, the Company has approximately $8.2 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Item 1 - Business - Regulation and Government Reimbursement, Item 3 - Legal Proceedings and Note 20 of Notes to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming and embedded code that may exist in computer systems as of January 1, 2000. Systems and applications that use two digits to store the years might produce unpredictable results when their digits turn to "double-zero" on January 1, 2000. The issues are (1) whether such code exists in the Company's mission-critical applications and/or computer hardware and if that code will produce accurate date-sensitive calculations on or after January 1, 2000; and (2) whether certain embedded applications that control certain medical imaging systems should be upgraded to ensure Year 2000 compliance and the cost of such upgrades, if any.

The Company has established a multi-phased Year 2000 Readiness Program consisting of an "Assessment Phase", "Planning Phase", "Implementation Phase", "Testing/Certification Phase" and a "Recovery Plan Phase" and a timetable to address Year 2000 compliance issues for all of its internal information technology ("IT") consisting of computer software, hardware, bundled components, development and support tools. The Company has adopted a rigorous battery of tests to ensure Year 2000 compliance in its IT. The majority of the PCs in use throughout the offices and Facilities were purchased within the past two (2) years. The Company will be using testing products to test the PCs basic input output system. As a part of the Assessment and Planning Phases, the Company performed a ground-up review of its software application design and application code-review processes to ensure Year 2000 compliance from project initialization to completion.

In the event that any compliance issues are identified during the Implementation or Testing/Certification Phases, the Company will, through its internal systems support programs, provide the necessary corrections, upgrades, and software releases as part of the Recovery Plan Phase to make all software and services Year 2000 compliant. In the event that there is a Year 2000 failure during the transition to the next millennium, the Company is prepared through its comprehensive Recovery Plan Phase. Characteristics of the plan include making additional hardware, R & D support and client support personnel available.

The Company's primary billing and collection, accounting, word processing, spreadsheet and small database applications have all been warranted by the manufacturers to be Year 2000 compliant. The underlying operating systems and network software are also warranted to be Year 2000 compliant.

The Company's compliance policy requires that new computer applications and/or hardware equipment acquired by the Company be warranted as Year 2000 compliant by the manufacturer. To ensure that all purchased business systems (hardware and software components) will operate reliably into the new millennium, the Company is verifying that all suppliers of services and products have effective Year 2000 compliance processes.

The Company is reviewing the computer applications of its significant payors, consisting of Medicare, Medicaid and private insurance carriers, to determine whether such applications will be upgraded before January 1, 2000. News reports have indicated that various agencies of the federal government, including HCFA which administers Medicare, may have difficulty becoming fully Year 2000 compliant before January 1, 2000. The Company is obtaining written confirmation from each of its private insurance carriers and Medicare that the carrier is Year 2000 compliant.

The Company's Assessment and Planning Phases with respect to IT issues have been completed at a cost of approximately $25,000; the next phase to be executed is the Implementation Phase to be followed by the Testing/Certification Phase. The Company plans to complete its Year 2000 Readiness Program for IT issues by the end of May 1999. The cost of completing the Company's IT Year 2000 Project is estimated to be $60,000, all of which is to be expensed in operations. The Company has completed approximately 50% of its IT Year 2000 project.

The Company anticipates completing its Assessment and Planning Phases for non-IT imaging systems for Year 2000 issues by the end of the third quarter of 1999. The Company is testing 100% of the imaging equipment (CT and MRI) in its Facilities and has completed approximately 60% of its Facility reviews. To date, the Company has tested at least one of every type of other system owned and has determined that there are no substantial Year 2000 related issues that need to be addressed. As part of the Implementation Phase, the Company has completed conversion on about 40% of its non-compliant equipment, which represents approximately 10% of the Company's total imaging equipment. All testing and conversion of critical and non-critical medical imaging systems is scheduled for completion by the end of the third quarter of 1999.

The majority of the costs associated with replacements or upgrades necessary to achieve Year 2000 compliance are covered under service contracts providing minimum financial exposure to the Company. The majority of the upgrades not covered under service contracts include features enhancements that are beneficial to the Company's operations. The costs of such upgrades will be depreciated over the remaining life of the upgraded asset. Although no material funds have been expended to date, the Company expects to incur expenses of approximately $45,000 in connection with its review of non-IT medical imaging systems, which includes all of the testing and repairs required to attain Year 2000 compliance. The Company will include non-IT Year 2000 compliance expenses in operations in the periods in which they are incurred.

The most reasonably likely worst case scenario of the impact of Year 2000 issues on the Company's operations is that the Company's collection of cash could be disrupted if payors whose IT is not Year 2000 compliant are unable to submit payments to the Company. The financial impact of such a disruption could adversely affect the Company's ability to conduct normal business operations. However, the Company believes that the majority of its payors could process payments manually in the event of a computer system failure.

Because of the nature of the uncertainty surrounding Year 2000 issues, there can be no assurance that the Company's assessment will be correct nor that a failure resulting from the impact of Year 2000 issues on the Company's operations will not have a material adverse effect on its financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at December 31, 1998. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted average interest rates for the various liabilities presented are as of December 31, 1998.

In thousands

                                                  Principal Amount Maturing in:
                         ---------------------------------------------------------------------------
                                                                                                        Fair Value
                            1999      2000        2001        2002      2003     Thereafter    Total   at 12/31/98
                            ----      ----        ----        ----      ----     ----------    -----   -----------
Interest rate sensitive
liablities:

Long-term debt
adjustable-rate
borrowings                 $    46   $    51    $  16,531   $     61   $    67    $   862   $  17,618   $  17,618
Average interest              9.07%     9.07%        9.75%      9.07%     9.07%      9.07%       9.71%


Long-term debt
fixed-rate borrowings       20,936    37,958       29,730     10,585     3,563      1,548     104,320     104,320
Average interest rate        10.07%    10.30%        8.72%     10.28%     8.24%      9.98%       9.72%

Capitalized lease
obligations fixed-rate
borrowings                   6,257     3,935        3,102      2,086     1,104         --      16,484      16,484
Average interest rate         9.84%    10.16%       10.15%     10.23%     9.79%        --       10.06%
                        -------------------------------------------------------------------------------------------------

                          $ 27,329  $ 41,944    $  49,363   $ 12,732   $ 4,734    $ 2,410   $ 138,422   $ 138,422
                          ========  ========    =========   ========   =======    =======   =========   =========

                             10.02%    10.28%        9.15%     10.27%     8.61%      9.65%       9.76%
                          ========  ========    =========   ========   =======    =======   =========


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report (1998) ............................................      29

Report of Independent Certified Public Accountants (1997 and 1996) .............      30

Consolidated Balance Sheets as of December 31, 1998 and 1997 ...................      31

Consolidated Statements of Operations for each of the three years in the
   period ended December 31, 1998 ..............................................      32

Consolidated Statements of Stockholders' Equity for each of the three years
   in the period ended December 31, 1998 .......................................      33

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 1998 ..........................................      36

Notes to Consolidated Financial Statements .....................................      39


                       US DIAGNOSTIC INC. AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of US Diagnostic Inc.:

         We have audited the accompanying consolidated balance sheet of US Diagnostic Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule shown as Schedule II. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Certified Public Accountants
Miami, Florida
March 23, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of US Diagnostic Inc.:

         We have audited the accompanying consolidated balance sheet of US Diagnostic Inc. (a Delaware corporation) and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Diagnostic Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP



West Palm Beach, Florida,
April 13, 1998.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



In thousands, except share data

                                                                                                December 31,
                                                                                            1998          1997
                                                                                         ---------       ---------
Assets
   Current Assets
        Cash and cash equivalents                                                        $   9,177       $  17,460
        Accounts receivable, net of allowance for bad debts of $8,300
            and $17,312 in 1998 and 1997, respectively                                      43,405          56,380
        Other receivables                                                                    6,886           5,602
        Prepaid expenses and other current assets                                            5,263           4,486
                                                                                         ---------       ---------
            Total Current Assets                                                            64,731          83,928
                                                                                         ---------       ---------

   Property and Equipment, net of accumulated depreciation and amortization
       of $39,475 and $25,330 in 1998 and 1997, respectively                                91,345          91,567

   Intangible Assets, net of accumulated amortization of $11,773
       and $8,517 in 1998 and 1997, respectively                                            75,445         103,898

   Other Assets                                                                              5,049           4,277

   Investment In and Advances to Unconsolidated Subsidiaries                                 1,260           4,329
                                                                                         ---------       ---------
       Total Assets                                                                      $ 237,830       $ 287,999
                                                                                         =========       =========

Liabilities and Stockholders' Equity
   Current Liabilities

        Accounts payable                                                                 $  10,932       $   8,368
        Accrued expenses                                                                    13,763          18,050
        Shareholder class action settlement payable                                             --           5,288
        Current portion of long-term debt                                                   20,982          18,590
        Obligations under capital leases - current portion                                   6,257           9,155
        Other current liabilities                                                            4,226           7,350
        Purchase price due on companies acquired                                               296           2,485
                                                                                         ---------       ---------
            Total Current Liabilities                                                       56,456          69,286
                                                                                         ---------       ---------

   Subordinated convertible debentures                                                      33,969          56,246
   Long-term debt, net of current portion                                                  100,956         118,999
   Obligations under capital leases, net of current portion                                 10,227          11,573
   Other liabilities                                                                         2,549           4,729
                                                                                         ---------       ---------
            Total Liabilities                                                              204,157         260,833
                                                                                         ---------       ---------

   Minority Interest                                                                         2,120           1,826

   Commitments and Contingencies (Notes 14 and 20)                                              --              --

   Stockholders' Equity
        Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued              --              --
        Common stock, $.01 par value; 50,000,000 shares authorized; 22,712,433 and
            22,889,633 shares issued and outstanding in 1998 and 1997, respectively            227             229
        Additional paid-in capital                                                         148,047         147,850
        Deferred stock-based compensation                                                     (973)         (2,192)
        Accumulated deficit                                                               (115,748)       (120,547)
                                                                                         ---------       ---------
           Total Stockholders' Equity                                                       31,553          25,340
                                                                                         ---------       ---------
       Total Liabilities & Stockholders' Equity                                          $ 237,830       $ 287,999
                                                                                         =========       =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


In thousands, except per share data                                               Years ended December 31,
                                                                            1998            1997            1996
                                                                         ---------       ---------       ---------
Net Revenue                                                              $ 195,735       $ 216,222       $ 102,061
                                                                         ---------       ---------       ---------

Operating Expenses
     General and administrative                                            148,433         165,549          72,200
     Asset impairment losses                                                   680          92,853             390
     Bad debt expense                                                        6,493          17,630           4,016
     Depreciation                                                           19,861          19,232           6,595
     Amortization                                                            5,012          10,790           4,649
     Loss on settlement of lawsuits                                             --           5,739           2,125
     Settlement with Former Chief Executive Officer                             --           1,809              --
     Stock-based compensation                                                1,219           1,261           2,168
     Compensation to terminated consultant                                      --              --           5,597
                                                                         ---------       ---------       ---------
       Total Operating Expenses                                            181,698         314,863          97,740
                                                                         ---------       ---------       ---------
Gain (Loss) on sale of subsidiaries                                          4,676              --          (3,077)
                                                                         ---------       ---------       ---------
Income (Loss) from Operations                                               18,713         (98,641)         (1,244)
                                                                         ---------       ---------       ---------

Other Income (Expense)
     Interest expense                                                      (20,032)        (19,114)         (8,974)
     Interest and other income                                               2,545           1,225           2,375
     Gain on sale of  marketable equity securities                              --             407              --
                                                                         ---------       ---------       ---------
       Total Other Income (Expense)                                        (17,487)        (17,482)         (6,599)
                                                                         ---------       ---------       ---------

Income (loss) before minority interest, benefit
     for income taxes and extraordinary item                                 1,226        (116,123)         (5,355)

Minority interest in income of subsidiaries                                  2,423           2,428           1,576
                                                                         ---------       ---------       ---------

Loss before benefit for income taxes
     and extraordinary item                                                 (1,197)       (118,551)         (6,931)
Benefit for income taxes                                                      (685)         (1,839)           (600)
                                                                         ---------       ---------       ---------
     Loss Before Extraordinary Item                                           (512)       (116,712)         (6,331)

Extraordinary item, net of taxes                                             5,311              --              --
                                                                         ---------       ---------       ---------
     Net Income (Loss)                                                   $   4,799       $(116,712)      $  (6,331)
                                                                         =========       =========       =========

Basic and Diluted Earnings (Loss) per Common Share
     Loss before extraordinary item                                      $    (.02)      $   (5.26)      $    (.48)
     Extraordinary item                                                        .23              --              --
                                                                         ---------       ---------       ---------
     Net income (loss)                                                   $     .21       $   (5.26)      $    (.48)
                                                                         =========       =========       =========
     Weighted-average common shares outstanding                             22,594          22,182          13,272
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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

In thousands

                                                               Additional                                 Retained       Total
                                        Common     Common       Paid-in     Unrealized     Deferred       Earnings    Stockholders'
                                        Shares      Stock       Capital        Gain      Compensation     (Deficit)      Equity
                                        ------    ---------     ---------    ---------     ---------     ---------    ---------
Balance - January 1, 1996                7,033    $      70     $  22,954    $      --     $  (1,027)    $   2,496    $  24,493

Common stock and options
    issued for acquisitions              3,046           30        15,346           --            --            --       15,376

Stock options exercised                    211            2         1,074           --            --            --        1,076

Compensation cost - stock
    options granted                         --           --         2,780           --        (2,559)           --          221

Warrants exercised                      13,129          131        90,362           --            --            --       90,493

Common stock issued in
    settlement of litigation                88            1           778           --            --            --          779

Restricted stock issued                     --           --         4,867           --        (4,867)           --           --

Common stock issued to
    cancel consulting agreement             93            1           580           --            --            --          581

Common stock issued for
    debt conversion                        149            2           761           --            --            --          763

Fair value of detachable warrants
    convertible debentures                  --           --         1,672           --            --            --        1,672

Income tax benefit from options
    exercised                               --           --           767           --            --            --          767

Unrealized gain - marketable
    equity securities                       --           --            --          526            --            --          526

Amortization of
    deferred compensation                   --           --            --           --         3,096            --        3,096


Net loss                                    --           --            --           --            --        (6,331)      (6,331)
                                        ------    ---------     ---------    ---------     ---------     ---------    ---------
Balance - December 31, 1996             23,749    $     237     $ 141,941    $     526     $  (5,357)    $  (3,835)   $ 133,512
                                        ======    =========     =========    =========     =========     =========    =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Continued)
--------------------------------------------------------------------------------


In thousands

                                                              Additional                                Retained        Total
                                    Common         Common       Paid-in    Unrealized      Deferred     Earnings    Stockholders'
                                    Shares         Stock        Capital      Gain       Compensation   (Deficit)       Equity
                                   ---------     ---------    ---------    ---------      ---------    ---------    ------------
Balance - January 1, 1997             23,749     $     237    $ 141,941    $     526      $  (5,357)   $  (3,835)    $ 133,512

Release of escrow shares
    related to 1996
    acquisitions                          --            --        4,185           --             --           --         4,185

Issuance of contingent shares
    related to 1996                       79             1          528           --             --           --           529
    acquisitions

Cancellation of escrow shares         (1,164)          (11)          11           --             --           --            --

Sale of marketable equity
    securities                            --            --           --         (526)            --           --          (526)

Stock options exercised                   17            --           73           --             --           --            73

Bridge warrants exercised                  7            --           34           --             --           --            34

Restricted stock issued                  202             2          438           --           (440)          --            --

Deferred compensation
    component of settlement
    with former executive
    officer                               --            --           --           --          2,344           --         2,344

Amortization of deferred
    compensation                          --            --           --           --          1,261           --         1,261

Adjustment of income tax
    benefit from options
    exercised                             --            --         (767)          --             --           --          (767)

Warrants issued in connection
    with financing agreement              --            --        1,407           --             --           --         1,407
 Net loss                                 --            --           --           --             --     (116,712)     (116,712)
                                   ---------     ---------    ---------    ---------      ---------    ---------     ---------
Balance - December 31, 1997           22,890     $     229    $ 147,850    $      --      $  (2,192)   $(120,547)    $  25,340
                                   =========     =========    =========    =========      =========    =========     =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Concluded)
--------------------------------------------------------------------------------


In thousands

                                                             Additional                                 Retained       Total
                                  Common        Common        Paid-in      Unrealized     Deferred      Earnings   Stockholders'
                                  Shares         Stock        Capital        Gain      Compensation    (Deficit)      Equity
                                  ------       ---------     ---------     ---------   ------------    ---------   ------------
Balance - January 1, 1998         22,890       $     229     $ 147,850       $  --      $  (2,192)     $(120,547)    $  25,340

Restricted stock issued               28              --            --          --             --             --            --

Purchase and retirement of
    stock                           (206)             (2)       (1,203)         --             --             --        (1,205)

Release of escrow shares
    related to a 1996
    acquisition                       --              --         1,217          --             --             --         1,217

Amortization of deferred
    compensation                      --              --            --          --          1,219             --         1,219


Warrants issued in connection
  with financing agreement            --              --           183          --             --             --           183

 Net income                           --              --            --          --             --          4,799         4,799
                                  ------       ---------     ---------       -----      ---------      ---------     ---------

Balance - December 31, 1998       22,712       $     227     $ 148,047       $  --      $    (973)     $(115,748)    $  31,553
                                  ======       =========     =========       =====      =========      =========     =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
--------------------------------------------------------------------------------

In thousands

                                                                               Years ended December 31,
                                                                         1998           1997          1996
                                                                     ---------       ---------       ---------
Operating Activities
  Net income (loss)                                                  $   4,799       $(116,712)      $  (6,331)
      Adjustments to reconcile net income (loss)
          to net cash provided by (used
          in) operating activities:
      Asset impairment losses                                              680          92,853             390
      Depreciation and amortization                                     24,873          30,022          11,244
      Bad debt expense                                                   6,493          17,630           4,016
      Deferred income tax benefit                                           --          (3,002)         (2,814)
      Stock-based compensation expense                                   1,219           1,261           3,317
      Amortization of non-cash financing and other costs                 1,305             239             544
      Minority interest in income of subsidiaries                        2,423           2,428           1,576
      Gain on sale of marketable securities                                 --            (406)             --
      Loss on settlement of lawsuits                                        --           5,739           2,125
      Settlement with former CEO                                            --           1,809              --
      Loss on sale of fixed assets                                          --             225              --
      Common stock issued to cancel consulting agreement                    --              --             581
      Common stock issued for settlement of claims                          --              --             779
      (Gain) loss on sale of subsidiaries                               (4,676)             --           3,077
      Extraordinary item                                                (8,047)             --              --

 Changes in Assets and Liabilities
       (Increase) decrease in, net of sales
         and acquisitions of businesses:
       Accounts receivable                                              (5,201)        (31,101)        (10,808)
       Other receivables                                                 3,455          (4,757)         (2,618)
       Prepaid expenses                                                 (1,464)          4,308          (1,950)
       Other assets                                                      1,007           1,452          (1,049)

      Increase (decrease) in, net of sales
         and acquisitions of businesses:
       Accounts payable and accrued expenses                            (5,921)         (3,199)            764
       Minority interest (partnership distributions)                    (2,722)         (3,470)             --
       Other liabilities                                                (6,353)         (3,158)          3,856
                                                                     ---------       ---------       ---------
       Total adjustments                                                 7,071         108,873          13,030
                                                                     ---------       ---------       ---------
      Net Cash - Operating Activities                                   11,870          (7,839)          6,699
                                                                     ---------       ---------       ---------
Investing Activities
      Acquisitions, net of cash acquired                                  (457)        (21,827)       (106,627)
      Equipment purchases                                              (23,450)        (18,858)         (3,807)
      Payment of purchase price due on companies acquired                  (75)         (5,258)             --
      Sale of marketable equity securities                                  --           7,161          (6,425)
      Proceeds from dispositions of property and equipment                 222           1,887              --
      Investment in and advances to subsidiaries                            --            (724)         (6,732)
      Proceeds from the sale of subsidiaries,
        net of cash retained by purchasers                              33,897              --           1,800
      Pending acquisitions                                                  --              --            (160)
                                                                     ---------       ---------       ---------
      Net Cash-Investing Activities                                     10,137         (37,619)       (121,951)
                                                                     ---------       ---------       ---------



The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
--------------------------------------------------------------------------------

                                                                              Years ended December 31,
                                                                       1998           1997            1996
                                                                   ---------       ---------       ---------
Financing Activities
      Proceeds from long-term debt                                    42,482          78,729           3,937
      Repayments of long-term debt and
          obligations under capital leases                           (59,135)        (34,558)        (20,480)
      Purchase of subordinated convertible debentures                (13,637)             --              --
      Common stock issued                                                 --             106          91,569
      Proceeds from issuance of subordinated convertible
         debentures, net                                                  --              --          54,493
                                                                   ---------       ---------       ---------
      Net Cash-Financing Activities                                  (30,290)         44,277         129,519
                                                                   ---------       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents               $  (8,283)      $ ( 1,181)      $  14,267

Cash and Cash Equivalents - Beginning of Year                         17,460          18,641           4,374
                                                                   ---------       ---------       ---------
Cash and Cash Equivalents - End of Year                            $   9,177       $  17,460       $  18,641
                                                                   =========       =========       =========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the years for:
           Interest                                                $  19,517       $  18,469       $   5,980
           Income taxes                                            $   2,961       $     911       $   3,443


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowing under capital leases were $9.0 million, $4.8 million and $9.5 million in 1998, 1997 and 1996, respectively.

In 1998, long-term debt and capital lease obligations decreased by $27.5 million from the sale of subsidiaries, and increased by $6.4 million from the purchase of a partnership interest from a minority holder.

The value of 271,000 shares of Common Stock released from escrow in 1998 relating to a 1996 acquisition was $1.2 million.

The value of 206,000 shares of Common Stock repurchased for debt and subsequently retired in 1998 was $1.2 million.

Long-term debt, property and equipment and intangible assets increased by $500,000 as a result of a 1998 acquisition.

In 1998, the Company acquired the remaining 50% interest in a subsidiary in exchange for notes payable of $1.3 million.

In 1997, the Company acquired the remaining 20% interest in a subsidiary in exchange for note payable of $3.1 million.

Warrants issued in connection with financing arrangements were valued at $183,000 and $1.4 million in 1998 and 1997, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Concluded)
--------------------------------------------------------------------------------


The fair market value of Common Stock and options issued in connection with acquisitions totaled $4.7 million and $15.4 million in 1997 and 1996, respectively.

Restricted Common Stock with a value of $440,000 and $4.9 million was issued for services rendered to the Company in 1997 and 1996, respectively.

Common Stock issued in connection with the conversion of debt totaled $763,000 in 1996.

In 1996, warrants issued with Subordinated Convertible Debentures were valued at $1.7 million.

Information with regard to the Company's acquisitions, all of which are accounted for under the purchase method of accounting, is as follows (in thousands):

                                                            1998            1997           1996
                                                         ---------       ---------      ---------
Fair value of non-cash assets acquired, net of
  liabilities                                            $   1,038       $   3,492      $  23,677
Goodwill                                                     3,469          18,335        143,836
Non-cash consideration paid                                 (4,050)             --        (60,886)
                                                         ---------       ---------      ---------
Cash, net of cash acquired                               $     457       $  21,827      $ 106,627
                                                         =========       =========      =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc., the "Company"), its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries.

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the operation and management of multi-modality diagnostic imaging centers and related medical facilities. The Company owned, operated or managed 84 centers located throughout the United States as of the date hereof. The Company provides a variety of medical diagnostic testing and evaluation service procedures including magnetic resonance imaging, computerized tomography scanning, ultrasound, and various radiological services.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries. Investments in affiliates which are not majority owned are reported using the equity method. Income recorded under the equity method is included in other income. Significant intercompany transactions and balances have been eliminated in consolidation.

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

INVESTMENTS IN MARKETABLE EQUITY SECURITIES - Investments in marketable equity securities are classified as available for sale and reported at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. These amounts are not significant and therefore no separate statement of comprehensive income has been presented.

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

INTANGIBLE ASSETS - Goodwill consists of the cost of purchased

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



businesses in excess of the fair value of net assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. Customer lists and covenants not to compete are amortized on a straight line basis for a period of ten years and three to five years, respectively.

The Company recognizes impairment losses on impaired long-lived assets (property and equipment and intangible assets) based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by using a current market value modeling approach or by evaluating the current market value of the acquired business using fundamental analysis.

NET REVENUE - Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company also has relatively insignificant amounts of revenue comprised of fees charged by the Company for management services for the technical component of procedures performed in certain corporate practice of medicine states provided at non-Company owned imaging facilities. This revenue also includes fees for management, billing and collection, and marketing. Additionally, the Company has relatively insignificant amounts of revenue generated from the sublease of real property and equipment.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

EARNINGS (LOSS) PER SHARE Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of Common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of Common Stock for all other potentially dilutive shares, unless the effect of issuance would have an anti-dilutive effect.

STOCK-BASED COMPENSATION PLANS - The Company accounts for stock based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of grant over the exercise price of the options. The pro forma net earnings (loss) per common share amounts as if the fair value method had been used are presented in Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Generally accepted accounting principles requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximate their fair values and any differences which may exist between the carrying values and fair values are not significant.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



RECENT ACCOUNTING PRONOUNCEMENTS - Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The components of comprehensive income which are excluded from net income are not significant individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, for fiscal years beginning after December 15, 1997. The Company currently has one reporting segment and therefore the adoption of SFAS No. 131 has no impact on its financial statement presentation.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. Management has not determined the effect, if any, of adopting SFAS No. 133.

RECLASSIFICATIONS - Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




[3] PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, is as follows:

In thousands

                                                                                         ESTIMATED
                                                       1998            1997            USEFUL LIFE
                                                       ----            ----            -----------

Land                                                $   1,868       $   1,868               --
Buildings                                               5,561           7,131            40 Years
Medical equipment                                      90,462          83,273             7 Years
Furniture and fixtures                                  3,451           3,539          7-10 Years
Office, data processing equipment and software         11,351          10,689          3-10 Years
Vehicles                                                  626             305            3 Years
Leasehold improvements                                 17,501          10,092           10 Years
                                                    ---------       ---------
   Total                                              130,820         116,897
Less:  accumulated depreciation
   and amortization                                   (39,475)        (25,330)
                                                    ---------       ---------
Property and equipment, net                         $  91,345       $  91,567
                                                    =========       =========



Included in property and equipment is equipment under capital leases amounting to $28.9 million and $31.8 million at December 31, 1998 and 1997, respectively. Accumulated depreciation for equipment under capital leases was $9.1 million and $6.9 million as of December 31, 1998 and 1997, respectively.

Depreciation expense amounted to approximately $19.9 million, $19.2 million and $6.6 million for the years ended December 31, 1998, 1997 and 1996, respectively, of which $4.6 million, $4.3 million and $1.5 million was attributable to the equipment under capital leases.

[4] INTANGIBLE ASSETS

A summary of intangible assets at December 31, is as follows:

In thousands

                                                                            ESTIMATED
                                             1998            1997          USEFUL LIFE
                                         ---------       ---------        ------------
Goodwill                                 $  80,660       $ 105,847          20 Years
Covenants  not to compete                    3,192           3,142        3-10 Years
Customer lists                               3,189           3,189          15 Years
Other intangibles                              177             237         3-5 Years
                                         ---------       ---------
Total                                       87,218         112,415

Less accumulated amortization              (11,773)         (8,517)
                                         ---------       ---------
         Intangibles, net                $  75,445       $ 103,898
                                         =========       =========


[5] ASSET IMPAIRMENT LOSSES

The majority of acquired businesses and imaging centers which comprise the Company were purchased in 1996. As a result, 1997 was the first year of uninterrupted operation for such acquired entities as a part of the Company's consolidated group. During 1997, management became aware that many of the acquired centers were not performing as originally projected. At year-end 1997 all acquired businesses

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



were analyzed in depth, in light of the additional operating data during the period of the Company's ownership, to determine whether such shortfalls in performance were of a temporary nature and if current and expected future operating income would be sufficient to cover annual amortization of intangible and long-lived assets acquired (see Note 2). The analysis was repeated at the close of 1998. Management has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. The components of the impairment losses are as follows:

In thousands

                                                                              1998         1997         1996
                                                                            -------      -------      -------
Intangible assets                                                           $   250      $75,980      $   390
Investment in unconsolidated subsidiaries accounted for using
  the equity method (primarily intangible assets included therein)               --        6,269           --
Property and equipment                                                          430        4,609           --
Acquired receivables                                                             --        4,817           --
Other long-lived assets                                                          --        1,178           --
                                                                            -------      -------      -------
                                                                            $   680      $92,853      $   390
                                                                            =======      =======      =======



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[6]  LONG-TERM DEBT

Long-term debt at December 31 consists of the following (also see Note 7):

In thousands

                                                                                             1998             1997
                                                                                          ---------       ---------
Revolving credit loan, up to $35.0  million maximum, interest at prime plus 2% (9.75% at December 31 1998), due February 2000.
   Collateralized by accounts receivable.                                                 $  16,475       $  35,000
Acquisition and equipment line of credit, up to $25.0 million maximum, interest from 10% to 11%, due in monthly installments
   through 2002. Collateralized by equipment.                                                 8,983          12,250
10% to 11% term loans to lending institution, up to $15.0 million
   maximum, due through 2002. Collateralized by equipment.                                   11,982          15,000
Unsecured loan, up to $25.0 million maximum, interest at 10.75%, due June 2000.
6 1/2% convertible note, discounted to yield 9%, due in June 2001                             9,555           9,296
Other convertible notes with stated interest rates ranging from
    6% to 7%, discounted to yield 9%, maturing through March 2001.                               19           1,364
6% to 14% notes payable to lending institutions, due in monthly installments through March 2004. Collateralized by medical
    equipment.                                                                               48,343          42,841
6% to 9.75% notes payable related to acquisitions, due in monthly installments through August 2000. Collateralized by
    substantially all of the assets of the companies acquired.                               10,862          21,838
                                                                                          ---------       ---------
Total                                                                                       121,938         137,589
Less: current portion                                                                       (20,982)        (18,590)
                                                                                          ---------       ---------
Long-term debt                                                                            $ 100,956       $ 118,999
                                                                                          =========       =========


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



At December 31, 1998, aggregate maturities of long-term debt, not including subordinated convertible debentures, were as follows:

In thousands

1999                                             $  20,982
2000                                                38,009
2001                                                46,261
2002                                                10,646
2003                                                 3,630
Thereafter                                           2,410
                                                 ---------
                                                 $ 121,938
                                                 =========

In February 1997, the Company entered into a financing agreement with DVI Business Credit Corporation ("DVIBC") to provide two credit facilities of $25.0 million each. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5 million in cash during all reporting periods. The first $25.0 million (increased to $35.0 million pursuant to an amendment dated September 29, 1997) is a revolving credit loan from DVIBC secured by accounts receivable and was initially due on February 28, 1998 (extended to February 28, 1999 pursuant to an amendment dated September 29, 1997 and further extended to February 28, 2000 pursuant to an amendment dated March 31, 1998), and bears interest, payable monthly, at prime plus two percent (9.75 % at December 31, 1998). The second $25.0 million is an acquisition and equipment line of credit from DVI Financial Services Inc. ("DVIFS") and is collateralized by equipment. Advance of funds under the acquisition and equipment line of credit is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. Each advance under the acquisition and equipment line of credit is repayable in sixty monthly installments with interest from 10% to 11% per annum.

The outstanding balance due under the revolving credit loan was $16.4 million and $35.0 million as of December 31, 1998 and 1997, respectively. The significant reduction in borrowings outstanding from 1997 to 1998 resulted to a large extent from the use of $25.0 million of proceeds received in May 1998 from the sale of MDI (defined below) to pay down the balance (see below and Note 11). In January and February 1999, the Company further reduced the revolving credit loan by approximately $1.0 million and $6.2 million, respectively, with the proceeds received from the sales of certain subsidiaries (see Note 22). The outstanding balance due under the acquisition and equipment line of credit was $9.0 million and $12.3 million as of December 31, 1998 and 1997, respectively.

As the Company previously disclosed in its Form 10-K for the year ended December 31, 1997, at the time the Company entered into the financing arrangement with DVIBC, DVIBC believed that a portion of the Company's accounts receivable did not meet certain of the lender's eligibility criteria under the line of credit. DVIBC granted the Company a waiver with respect to such criteria but provided in the loan agreement that if the Company did not satisfy such criteria to DVIBC's satisfaction within 90 days

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



of the original funding of the loan, DVIBC had the right to declare the nonconforming accounts ineligible and exclude them from the borrowing base, in which case the Company would have been obligated to reduce its then existing indebtedness to DVIBC to the borrowing base level at such time. In March 1998, DVIBC granted the Company additional waivers of such criteria through December 31, 1998. In August 1998, DVIBC entered into an agreement with the Company whereby DVIBC agreed that certain nonconforming accounts receivable referenced above (including existing and future accounts receivable) which previously were believed by DVIBC not to meet the eligibility requirements under the terms of the revolving credit loan are now includable in the borrowing base. In light of this agreement, the above referenced waivers are no longer necessary.

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15 million, the repayment of which was guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loans is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7.5 million borrowed and 11% per annum as to any additional amounts borrowed. As further discussed in Note 11, in May 1998, the Company sold MDI. The Company has retained all of the outstanding borrowings under the loan, which amounted to $12.0 million and $15.0 million at December 31, 1998 and 1997, respectively, and DVIFS released the liens it had on MDI's equipment and on the Company's ownership in MDI Common Stock.

In connection with the term loans and pursuant to the modification of the revolving credit loan (see above), the Company issued to DVIFS two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such Common Stock on the date the warrants were issued. One of the warrants to purchase 125,000 shares of Common Stock was exercisable immediately, and a second warrant to purchase 125,000 shares of Common Stock was exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS and DVIBC has not been reduced by at least $12.5 million (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants were to expire on September 30, 2004. The estimated fair value of the warrants was $1.4 million as of the date of issuance. This amount is being amortized to interest expense over the term of the related indebtedness. The unamortized balance at December 31, 1998 and 1997 was $614,000 and $1.3 million, respectively, and is offset against long-term debt in the accompanying consolidated balance sheets. As discussed below, in December 1998, both of the warrants were canceled and a new warrant was issued to DVIFS in connection with additional financing from DVIFS. The unamortized balance relating to the original warrants will continue to be amortized over the life of the revolving credit loan because the valuation placed on these warrants when originally issued was deemed to be a cost of the loan.

In December 1998, the Company entered into an unsecured loan agreement with DVIFS. Advances under the loan agreement were limited to $25.0 million, could only be made until January 31, 1999, and could only be used to purchase the Company's Subordinated Convertible Debentures on the open market (see Note 7). The loan is due June 21, 2000 with interest payable monthly at 10.75%. Additional terms of the loan agreement require that the Company pay DVIFS an origination fee of 3% on amounts borrowed, as well as pay an equity participation fee to DVI Private Capital (an affiliate of DVIFS) equal to a percentage of in the profit realized by the Company from the purchase of Subordinated

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



Convertible Debentures as more fully described in Note 7. The total of such origination fees and equity participation aggregated $2.3 million as of December 31, 1998 which have been capitalized to other assets in the accompanying balance sheets and is being amortized over the life of the related indebtedness. Borrowings outstanding were $15.7 million at December 31, 1998. In connection with the loan, the Company canceled the two warrants issued to DVIFS in September 1997 to purchase an aggregate of 250,000 shares of Common Stock of the Company (see discussion of such warrants above) and issued a new warrant to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $.938 per share, which was the fair market value of a share of such Common Stock on the date the warrant was issued. The new warrant expires on September 30, 2005. The estimated fair value of the new warrant was $183,000 as of the date of issuance, and is being amortized to interest expense over the term of the related indebtedness. The unamortized balance at December 31, 1998 was $183,000, and is offset against long-term debt in the accompanying consolidated balance sheet.

The 6 1/2% Convertible Note (the "Note") was originally issued to HEICO Corporation ("HEICO") in 1996, and subsequently modified on September 10, 1997, as partial consideration for the Company's acquisition of all of the outstanding stock of MediTek Health Corporation from HEICO (see Note 21). The Note matures on June 30, 2001, and originally was convertible into the Company's Common Stock at $9.25 per share for an aggregate of 1,081,081 shares (adjusted to $8.50 per share for an aggregate of 1,176,472 shares as modified on September 10, 1997 as consideration for deferring the demand feature of the Note). The Note may be prepaid by the Company, at its $10 million face value, upon 60 days written notice, after January 1, 1999. The Company granted to the holder of the Note registration rights to the Common Stock into which the Note is convertible. Until such time as the shares were registered, the holder could require the Company to redeem the Note for cash at its face value of $10 million at anytime after January 1, 1999. Effective December 1998, the Company registered the shares for resale under the Securities Act. The Company can require the holder to convert the Note at the conversion price if the last sale price of the Common Stock averages at least $9.25 per share for the ten trading days immediately preceding the "required conversion date". The "required conversion date" was any time commencing on the later of December 31, 1997 (extended to January 1, 1999 as modified on September 10, 1997) or December 8, 1998 (the date that the shares of Common Stock into which the Note is convertible were registered for resale by the Company under the Securities Act).

On September 16, 1997, HEICO sold the Note to Forum Capital Markets L.P. ("Forum") and, also on September 16, 1997, Forum resold the Note to eighteen
(18) individual parties in various amounts totaling $10 million, resulting in the Company re-issuing separate Notes to each of the purchasers for their respective amounts. Each individual Note contains the same terms and conditions as the amended Note that HEICO sold to Forum. In November, 1997, the Company listed a global note for trading on the PORTAL Market; and the Company is giving holders that qualify as Qualified Institutional Buyers (as defined under Rule 144A of the Securities Act of 1933) the opportunity to exchange their Notes for an interest in a global note to be held by the Depository Trust Company in accordance with its book entry system.

The other convertible notes are convertible into shares of Common Stock at an average conversion price of $6.50 per share or 2,955 shares as of December 31, 1998.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[7] SUBORDINATED CONVERTIBLE DEBENTURES

In 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures (the "Debentures") due in 2003. Interest is payable semi-annually in March and September. Holders of the Debentures are entitled to convert 100% of the principal amount into Common Stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company may not redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company must offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

In December 1998, the Company repurchased approximately $22.9 million of its Debentures in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 6). The Debentures were purchased at a total price of $15.9 million, consisting of $13.6 million paid directly to the Debenture holders, $409,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $1.9 million paid to DVIFS as equity participation for services rendered by DVI Private Capital (an affiliate of DVIFS). This equity participation was paid to DVI Private Capital in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture Holders. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture Holders, was recorded as an extraordinary gain after taxes of $5.3 million in the accompanying consolidated statement of operations (see Note 17). The loan origination fees and the equity participation amount aggregating $2.3 million was capitalized to other assets in the accompanying balance sheets and is being amortized over the life of the related indebtedness. At December 31, 1998, the balance outstanding under the Debentures was $34.0 million. In January 1999, the Company made additional open market purchases of its Debentures aggregating $12.5 million. The total amounts paid to the Debenture Holders as well as related costs for the 1999 Debenture purchases was $9.1 million, which will result in an extraordinary gain in 1999 of $2.6 million (net of related costs and income taxes) - See Note 22.

Warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued in 1996 to the underwriter of the offering of the Debentures. The estimated fair value of the warrants at the date of the offering was $1.7 million. This amount is being amortized to interest expense over the term of the related Debentures. In December 1998, $405,000 of the unamortized balance, the proportionate share, was written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note 17). The unamortized balance at December 31, 1998 and 1997 is $610,000 and $1.2 million, respectively, and is offset against long-term debt in the accompanying consolidated balance sheets.

Debenture issuance costs of $3.5 million are being amortized as interest expense over the term of the related Debentures. In December 1998, $831,000 of the unamortized balance, the proportionate share, was written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note 17). The unamortized balance at

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



December 31, 1998 and 1997 is $1.3 million and $2.6 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18 million, the Company must offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt if the ratio of debt to operating cash flow, as defined, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less.

As the Company previously disclosed in its Report to Stockholders on Form 10-K for the year ended December 31, 1997, in March 1998, the Company determined that it was not in compliance with the Indenture's debt to operating cash flow ratio in the fourth quarter of 1997. The non-compliance was due to the required treatment of certain items in the ratio calculation relating to significant non-operating write-offs, reserves and expenses taken by the Company in 1996 and 1997 for various items including the settlement of shareholder class action claims, the previously disclosed NASDAQ and SEC proceedings and related legal and accounting professional services fees totaling approximately $10 million. The Company obtained the consent of a majority of the holders of outstanding Debentures to waive any non-compliance in the fourth quarter of 1997 and permit the Company to modify the Indenture to add back $10 million representing the above noted items to the operating cash flow calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent"). Based upon the receipt of the Consent, the Company was in compliance with the modified debt to operating cash flow ratio during the quarter ended March 31, 1998, and was in compliance with the original and the modified debt to operating cash flow ratio during the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998.

The Indenture also prohibits the Company from paying any dividends on Common Stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[8] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the accompanying consolidated balance sheets at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 7 1/2% and 13%.

Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 1998, are as follows:

In thousands

                Date                                               Amount
                ----                                               ------
                1999                                              $  7,455
                2000                                                 4,704
                2001                                                 3,548
                2002                                                 2,290
                2003                                                 1,144
                Thereafter                                              --
                                                                  --------
               Total                                                19,141
               Less: amount representing interest                   (2,657)
                                                                  --------
               Total                                                16,484
               Less: current portion                                (6,257)
                                                                  --------
               Long-term portion                                  $ 10,227
                                                                  ========


As further discussed in Note 22, in February 1999, the Company sold US Imaging, Inc. In connection with the sale, approximately $952,000 of the Company's obligations under capital leases were assumed by the purchaser.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




[9] INCOME TAXES

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

In thousands

                            1998          1997          1996
                          -------       -------       -------
Current
    Federal               $(3,288)      $   115       $ 1,765
    State                   2,603         1,048           448
                          -------       -------       -------
                             (685)        1,163         2,213
                          -------       -------       -------
Deferred
    Federal                    --        (2,600)       (2,243)
    State                      --          (402)         (570)
                          -------       -------       -------
                               --        (3,002)       (2,813)
                          -------       -------       -------
Total                     $  (685)      $(1,839)      $  (600)
                          =======       =======       =======


FEDERAL TAX RATE RECONCILIATION

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:

                                                             1998        1997        1996
                                                            ------      ------      -----
Federal tax rate                                               (34)%       (34)%      (34)%
Impairment of non-deductible intangible assets                  38          17         --
Non-deductible amortization of intangible assets                51           2         10
Increase (decrease) in valuation allowance                    (242)         12         --
State taxes, net of federal benefit                            144           1          4
Non-deductible capitalized costs                                --          --         16
Sale of investments                                            (38)         --         --
Tax refunds                                                     (6)         --         --
Debenture gain                                                  11          --         --
Other                                                            7          --         (5)
                                                            ------      ------      -----
Effective tax rate                                             (57)%        (2)%       (9)%
                                                            ======      ======      =====





For the year ended December 31, 1998, the extraordinary gain of $8.0 million is shown net of $2.7 million in income taxes.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

In thousands

                                                                 1998           1997
                                                               --------       --------
CURRENT

Deferred tax assets:
    Allowance for bad debts                                    $  2,796       $  3,905
    Other allowances and reserves                                   733          1,648

Deferred tax liabilities:
    Cash to accrual differences on acquired entities               (459)          (929)

Valuation allowance                                              (3,070)        (4,624)
                                                               --------       --------
Net current deferred tax assets                                      --             --
                                                               --------       --------
NON-CURRENT

Deferred tax assets:
    Net operating losses                                         16,353         15,074
    Basis differences of intangible assets                       11,061          5,091
    Compensatory options                                            430            326
    Asset impairment                                                533         11,135
    Other                                                         2,240          2,082

Deferred tax liabilities:
    Equipment basis differences                                  (7,025)        (7,632)
    Cash to accrual differences                                      --           (929)
    Unrealized gain on investments                                   --             --
    Other                                                          (269)          (386)

Valuation allowance                                             (23,323)       (24,761)
                                                               --------       --------
Net non-current deferred tax liability                               --             --
                                                               --------       --------
Net deferred income tax asset                                  $     --       $     --
                                                               ========       ========


The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In 1997, management provided a valuation allowance for the net deferred tax asset as realization is not more likely than not. During 1998 the valuation allowance decreased $3.0 million primarily due to the sales of subsidiaries.

The Company has tax operating loss carryforwards of approximately $48.5 million expiring through the year 2012. Approximately $22.3 million of the operating loss carryforwards relate to acquired entities. The utilization of the acquired loss carryforwards is limited to approximately $2.2 million per year.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[10] CAPITAL TRANSACTIONS

In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow 1,163,853 shares (the "IPO Escrow Shares") of the Company's Common Stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO Escrow Shares were canceled in early 1997. The IPO Escrow Shares are included in authorized, issued and outstanding shares on December 31, 1996. As of December 31, 1996, the Company had 991,785 shares of its Common Stock in escrow relating to companies acquired, to be released to the former owners of the companies acquired upon the achievement of certain earnings in future periods (see Note 13). During 1997, earnings targets were achieved for certain companies, and 720,785 of such shares were released from escrow. Additionally, 79,135 shares were issued during 1997 related to such earnings targets for one of its acquisitions. As of December 31, 1997, 271,000 shares remained in escrow, pending achievement of specified earnings. During 1998, the earnings target was met and the remaining 271,000 shares were released from escrow. As of December 31, 1998, there were no shares held in escrow.

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

In December 1996, the Company and Jeffrey Goffman, who was at the time the Company's Chief Executive Officer, entered into a Settlement Agreement with Consolidated General Ltd. ("Consolidated"), U.K. Errington Ltd., and certain other persons (collectively, the "Claimants"). Under the Settlement Agreement, the Company issued an aggregate of 68,400 shares of its Common Stock, with a fair market value of $654,000 at the date of issuance, to the Claimants and paid to the Claimants an aggregate of $1.3 million in cash. In exchange, the Claimants executed general releases in favor of the Company and Mr. Goffman. Under the Settlement Agreement, the Claimants settled claims relating to allegations that they had escrowed too many shares of their Common Stock under the escrow agreement entered into in connection with the Company's initial public offering. The Claimants also released their claims relating to promissory notes in the aggregate principal amount of $850,000 executed by Mr. Goffman in favor of the Claimants, which promissory notes were collateralized by 150,000 shares of the Company's Common Stock owned by Mr. Goffman. After the execution of these promissory notes, Mr. Goffman executed an assignment and assumption agreement on behalf of himself and the Company, under which the Company purportedly assumed Mr. Goffman's obligations under such promissory notes. These promissory notes were executed by Mr. Goffman in payment of consideration to the Claimants under consulting agreements between Mr. Goffman and the Claimants, which Mr. Goffman asserted were entered into by him for the benefit of the Company. Under the terms of these consulting agreements, the Claimants were to provide consulting and advisory services to Mr. Goffman, purportedly on behalf of the Company, to assist in funding, evaluating and structuring business opportunities and transactions. The

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


fair market value of the shares issued and the cash paid totaled $2 million and is included in loss on settlement of claims in the accompanying 1996 consolidated statement of operations. Subsequently, the Claimants alleged that the Company had not registered the aforementioned 68,400 shares of Common Stock by the date contemplated in the December 1996 Settlement Agreement and made claims against the Company. The dispute was settled as to Consolidated in November 1997 and as to Errington in January 1998 by payment by the Company to the Claimants of a total of approximately $364,000 to settle all additional claims and the Company was released from any further liability under the December 1996 Settlement Agreement. The settlement amount was expensed in the accompanying 1997 consolidated statement of operations.

In 1996, 149,030 shares of the Company's Common Stock were issued upon conversion of convertible debt securities in accordance with the conversion terms.

In connection with a settlement agreement dated January 30, 1996, the Company issued 20,000 shares of Common Stock in consideration for the alleged improper termination of employment and cancellation of options to purchase 40,000 shares of the Company's Common Stock. The aggregate market value of these 20,000 shares of Common Stock was approximately $125,000 and is included in loss on settlement of claims during 1996 in the accompanying consolidated statement of operations.

A former director of the Company is one of three stockholders of Med LNC, Inc., to which the Company was obligated to pay monthly consulting fees of $15,000 through June 1999. This consulting agreement was entered into in conjunction with an acquisition. In January 1996, the Company issued 93,000 shares of Common Stock in full payment of the remaining 41 months of the agreement. The aggregate market value of the stock issued was $581,000 at the date the shares were issued. This amount is included in general and administrative expense during 1996 in the accompanying consolidated statement of operations.

See Note 12 regarding activity under the Company's stock option plans and warrants issued by the Company.

Prior to January 1997, the Company granted contractual rights to certain persons to whom the Company issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company agreed to repurchase the stock issued to these persons or to pay specified liquidated damages if such registration was not effected in a timely manner. The Company's inadvertent failure to timely file a Form 8-K report in connection with one of its 1996 acquisitions made it impracticable for the Company to file registration statements under the Securities Act of 1933 until June 1998. As such, the Company had not registered certain securities in accordance with provisions of various registration rights agreements. In November 1997 and January 1998 the Company entered into settlement agreements with two of the holders of such registration rights who had received a total of 68,400 shares of Common Stock as part of an earlier settlement with the Company in December 1996. Pursuant to the November 1997 and January 1998 settlements pertaining to registrations, the Company paid an aggregate of $364,000 in December 1997 and February 1998 in full and final satisfaction of its registration and any other obligations. Such amount is included in general and administrative expense in the accompanying 1997 consolidated statement of operations. Another individual who asserted an agreement to register securities has requested and received a commitment to provide piggyback registration rights for 50,000 shares of the Company's Common Stock, at no cost to

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



the Company, in full satisfaction of the Company's registration obligations, if any. Such Agreement has been delivered to the individual.

The only other parties to assert non-compliance with an agreement to register the Company's Common Stock is a group of sellers of centers in Pennsylvania and certain sellers of centers in New York who have brought suit against the Company as more fully described in Note 20.

The Company's financial condition may also be materially adversely affected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon inadequacy of disclosure regarding the background of Keith Greenberg, as more fully discussed in Note 20. In addition to the class action lawsuits which have now been settled, two such suits have been brought to date. Each lawsuit is more specifically described in
Note 20.

At December 31, 1998, the Company had 22,712,433 shares of Common Stock issued and outstanding.

A summary of Shares of Common Stock reserved for potential future issuance as of December 31, 1998, is as follows (in thousands of shares):

Subordinated convertible debentures                         3,842
Stock option plans                                          3,556
Underwriter options and warrants                            1,645
$10.0 million convertible note                              1,176
Warrants issued to lender                                     250
Warrants outside of stock option plans                        625
Other convertible debt                                          3
1996 restricted stock grants not yet issued                   199
                                                           ------
                                                           11,296
                                                           ======

[11] SALES AND ACQUISITIONS OF BUSINESSES

In May 1998, the Company sold certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. ("MDI") to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25.0 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 6). The transaction resulted in a pre-tax gain of $5.8 million which is included in gain (loss) on sale of subsidiaries in the accompanying consolidated statement of operations.

Also in May 1998, the Company sold its 50.1% interest in United States Cancer Care Inc., a non-core asset, and its 100% interest in a subsidiary which held a 50% interest in a radiation oncology partnership, (collectively, the "Oncology Interests"), to USCC Acquisition Corp. ("USCC"), a Delaware corporation. Upon the closing, USCC changed its name to U.S. Cancer Care, Inc. The sale price consisted of $2.0 million in cash, a promissory note for $750,000 due in twenty-four equal installments from May 1999 through April 2001 with interest at 8% per annum, and the assumption by USCC of certain additional liabilities aggregating approximately $1.4 million.

In November 1998, the Company sold its 100% interest in US Heartcare Management, Inc. ("US Heartcare"). US Heartcare provides management services to several third party nuclear medicine and diagnostic imaging centers in the New York City metropolitan area. The sale was effective as of October 1, 1998.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



The $12.0 million aggregate consideration received consisted of $2.7 million in cash, notes receivable of $1.0 million ($500,000 of which is due in various monthly and quarterly installments with interest at 7% per annum, and the remaining $500,000 due on September 30, 2001 with interest at 7% per annum payable quarterly), and the assumption and forgiveness of debt by the purchaser aggregating $8.3 million. Additionally, as part of the transaction, the Company entered into an agreement for the provision of general consulting services to US Heartcare for an annual fee of $500,000, payable quarterly in arrears, for a period of three years. During February and March 1999, the purchaser of US Heartcare paid the entire $1.0 million of notes receivable to the Company without penalty. See Note 22 for discussion of the sale of certain subsidiaries during January and February 1999.

Excluding the $5.8 million gain on the MDI sale, the aggregate loss recorded for all sales (including those consummated in early 1999--See Note 22) was $1.1 million.

All of the acquisitions made by the Company during each of the three years in the period ended December 31, 1998, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. During the initial year after acquisition the Company may adjust the allocation of the purchase price subsequent to the initial allocation as more information becomes available.

During 1996, the Company and its subsidiaries acquired at least a majority interest in 22 multi-modality diagnostic businesses. The combined purchase price for the businesses was $174.9 million. The purchase price was comprised of $122.3 million in cash, $37.2 million in debt, and Common Stock and options of the Company with an aggregate market value of $15.4 million at the respective valuation dates of the acquisitions. The excess of the purchase price over the fair value of net assets acquired relating to these acquisitions totaled $143.8 million.

During 1997, the only acquisition made by the Company was Medical Diagnostics, Inc. in the first fiscal quarter. Total consideration paid was approximately $22.0 million in cash and assumption of debt of $8.6 million. MDI provides fixed and mobile diagnostic imaging services to approximately 40 hospitals. As further discussed above, in May 1998 the Company sold MDI.

Effective April 1, 1998, the Company purchased from Phycor of Jacksonville, Inc. ("Phycor"), a wholly-owned subsidiary of Phycor, Inc., certain accounts receivable owned by Phycor as well as Phycor's 50% interest in Diagnostic Equity Partners ("DEP"), a joint venture between the Company and Phycor. The purchase price was $2.0 million, of which $1.5 million was paid (without interest) in July 1998, and the remaining $500,000 was paid in two equal installments (without interest) in October 1998 and January 1999. The Company's interest in DEP has previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company will continue to operate the centers previously managed by DEP.

On December 31, 1998, the Company purchased the remaining 50% interest in Imaging Center of Orlando for $1.3 million. Half of such purchase price is payable in six equal quarterly installments beginning April 1999 including interest at 7% per annum, and the other half of such purchase price is payable at any time at the discretion of the Company for a period of five years from date of purchase with an option to extend for an additional five years, with accumulated interest at the federal interest rate under Internal Revenue Code
Section 1274 (d) (4.5% at December 31, 1998).

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



Certain of the above acquisition agreements provide for contingent consideration upon the achievement of certain earnings in future periods by the acquired company. When and if the consideration is paid, goodwill is increased by the amount of the additional consideration, and is amortized on a prospective basis over its remaining estimated life, subject to review of impairment. As of December 31, 1998, there was no contingent consideration outstanding.

In connection with a certain 1996 acquisition, the Company guaranteed to repurchase 206,000 shares of the Company's Common Stock issued to the seller if, on the last trading day prior to the second anniversary of the closing date (as defined), the market price of the Company's Common Stock was more than $2.00 below a defined price. The Company placed 103,000 of these shares into escrow, which were released in late 1997 when certain earnings targets were met. The Company's share price was more than $2.00 below the defined price as of the specified date, resulting in a liability to repurchase the Common shares at a total price of approximately $1.9 million. As of December 31, 1997, the Company had recorded $1.2 million ($825,000 in 1996 and $379,000 in 1997) in paid-in capital to reflect the market price as of the date earned of the 206,000 shares and recorded a "purchase price due on companies acquired" of approximately $694,000 (representing the difference between amount to be paid of $1.9 million and the recorded value of the shares to be repurchased). As a result, goodwill of $1.9 million related to the required repurchase of the 206,000 shares was recorded as of December 31, 1997. In June, 1998, the Company reached an agreement with the seller for the payment of $1.9 million over 36 equal installments plus interest at 10%, and the 206,000 shares were returned to the Company and retired. As a result, the Company recorded a liability of $1.9 million, reduced Common Stock and paid-in capital by $1.2 million, and reduced purchase price due on companies acquired by $700,000.

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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



The following summarizes the unaudited pro forma effect of the businesses acquired in 1996, 1997 and 1998, accounted for under the purchase method as if the businesses had been acquired as of the beginning of the year immediately preceding the year of acquisition. This presentation is prepared in accordance with generally accepted accounting principles and does not reflect estimates for potential operating efficiencies and other cost savings.

UNAUDITED:

                                                                  1998            1997              1996
                                                               ---------       ---------       -----------
In thousands
Net revenue as reported                                        $ 195,735       $ 216,222       $   102,061
Effect of acquisitions                                             2,473          11,305           116,202
                                                               ---------       ---------       -----------
  Pro forma net revenue                                        $ 198,208       $ 227,527       $   218,263
                                                               =========       =========       ===========

Loss before extraordinary item as reported                     $    (512)      $(116,712)      $    (6,331)
Effect of acquisitions                                               (71)            109             1,567
                                                               ---------       ---------       -----------
  Pro Forma loss before extraordinary items                    $    (583)      $(116,603)      $    (4,764)
                                                               =========       =========       ===========

Net income (loss) as reported                                  $   4,799       $(116,712)      $    (6,331)
Effect of acquisitions                                               (71)            109             1,567
                                                               ---------       ---------       -----------
  Pro forma net income (loss)                                  $   4,728       $(116,603)      $    (4,764)
                                                               =========       =========       ===========
Basic and diluted earnings per share
Loss before extraordinary item as reported                     $    (.02)      $   (5.26)      $      (.48)
Effect of acquisitions                                                --              --               .12
                                                               ---------       ---------       -----------
   Pro forma loss before extraordinary item                    $    (.02)      $   (5.26)      $      (.36)
                                                               =========       =========       ===========

Basic and diluted earnings per share
Net income (loss) as reported                                  $     .21       $   (5.26)      $      (.48)
Effect of acquisitions                                                --              --               .12
                                                               ---------       ---------       -----------
   Pro forma net income (loss)                                 $     .21       $   (5.26)      $      (.36)
                                                               =========       =========       ===========



US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[12] STOCK OPTION PLANS AND WARRANTS

At December 31, 1998, the Company has two stock-based compensation plans. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", ("SFAS No. 123"), the Company has accounted for all stock-based compensation grants issued to non-employees subsequent to December 15, 1995 as provided for by SFAS No. 123. The Company has elected to continue to account for its stock-based compensation grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". However, in accordance with SFAS No. 123, the pro forma effect of the issuance of such options is set forth below. The fair value of each option granted subsequent to December 15, 1995 to non-employees and employees has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.8 percent through 7.1 percent for 1996, 5.7 percent to 6.6 percent for 1997, and 4.3 percent to 5.5 percent for 1998; dividend yield of zero percent for all years; expected lives ranging from 4 to 7 years for 1996, and 3 to 6 years for 1997, and 2 to 5 years for 1998; and volatility of 73 percent for 1996, 82 percent for 1997 and 87 percent for 1998. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $3.3 million (including $1.1 million classified as compensation to terminated consultant) in 1996, $3.6 million (including $2.3 million which is included in the net Settlement to Former Chief Executive Officer) in 1997, and $1.2 million in 1998, respectively.

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with SFAS No. 123 using the option pricing model assumptions described above.


                                                      1998            1997             1996
                                                   ---------      -----------       ---------
In thousands, except per share data
Net income (loss)
         As reported                               $   4,799      $  (116,712)      $  (6,331)
         Pro forma                                 $   2,893      $  (120,758)      $  (7,061)
Basic and diluted earnings (loss) per share
         As reported                               $    0.21      $     (5.26)      $    (.48)
         Pro forma                                 $    0.13      $     (5.44)      $    (.53)



The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the 1993 Plan, a maximum of 200,000 shares of the Company's Common Stock may be issued upon the exercise of stock options granted thereunder. The 1993 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1993 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's Common Stock on the date of grant and the term of these options may not exceed 10 years; however, with respect to incentive stock

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



options granted to holders of more than 10% of the Company's Common Stock, the exercise price may not be less than 110% of the fair market value of the Company's Common Stock on the date of grant and the term of these options may not exceed five years. The 1993 Plan has no options available for new grants as of December 31, 1998.

The Company's 1995 Long-Term Incentive Plan (the "1995 LTIP") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 LTIP also provides for awards of restricted stock. Under the terms of the 1995 LTIP, as amended, a maximum of 4,000,000 shares of the Company's Common Stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of Common Stock are available for restricted stock awards. The 1995 LTIP provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 LTIP, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 LTIP provides that the total number of shares of Common Stock that may be subject to stock options or restricted stock awards granted to any person in any calendar year may not exceed 25% of the maximum number of shares that may be issued and sold under the Plan. The Company has a policy pursuant to which non-employee directors shall receive an option to purchase 10,000 shares of Common Stock under the 1995 LTIP
(i) on the date that such director first becomes a director, and (ii) each year, on the day immediately following the Company's annual stockholders' meeting.

A summary of the status of the Company's two stock option plans at December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                          1998                         1997                         1996
                                               ------------------------     ------------------------     -------------------------
                                                             Weighted-                    Weighted-                    Weighted-
                                               Shares         Average       Shares         Average       Shares         Average
                                               (000)       Exercise Price    (000)      Exercise Price    (000)      Exercise Price
                                               -----       ------------     -----       ------------     -----       --------------
Outstanding at
   beginning of year                           3,171       $       7.97     2,620       $       8.42     1,107       $     5.23
Granted:
  Exercise price equals
   market price                                2,410               1.68       695               6.76     1,206            11.29
  Exercise price is less
   than market price                              --              --           --              --          545             7.23
Exercised                                         --              --          (16)             (4.44)     (195)           (5.30)
Forfeited                                     (2,025)             (6.72)     (128)            (11.06)      (43)           (5.28)
                                               -----       ------------     -----       ------------     -----       ----------
Outstanding at end of year                     3,556       $       4.42     3,171       $       7.97     2,620       $     8.42
                                               =====       ============     =====       ============     =====       ==========

Options exercisable at end of year             1,807                        1,975                          479
Weighted-average fair value of
  options granted during the year:
       Exercise price equals
          market price                                     $       1.68                 $       6.76                 $     6.00
       Exercise price is less
          than market price                                 not applicable               not applicable              $     9.70


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




The following table summarizes information about stock options outstanding at December 31, 1998. (Shares in thousands)

                                      Options Outstanding                             Options Exercisable
                     --------------------------------------------------------    ------------------------------
                         Shares         Weighted-Average     Weighted-Average      Shares      Weighted-Average
 Range of Exercise   Outstanding at     Remaining Life       Exercise Price      Exercisable     Exercise Price
       Price            12/31/98                                                 at 12/31/98

  $ 0.94 - $ 0.94         1,695              4.95                $ 0.94               276            $ 0.94
  $ 3.50 - $ 5.47           730              2.33                  4.89               582              5.10
  $ 5.88 - $10.00           750              3.43                  7.76               626              7.85
  $12.00 - $13.50           357              2.94                 12.30               315             12.20
  $13.63 - $13.63            24              4.43                 13.63                 8             13.63
                          -----              ----                ------             -----            ------
  $ 0.94 - $13.63         3,556              3.88                $ 4.42             1,807            $ 6.69
                          =====              ====                ======             =====            ======



Not issued pursuant to the plans discussed above are a total of 625,000 warrants outstanding at December 31, 1998, issued during 1995 to individuals to purchase Common Stock at exercise prices ranging from $5.00 to $5.13. The Company issued 400,000 of the warrants to a current member of the Company's Board of Directors; 50,000 warrants were issued to the Company's former Executive Vice President, General Counsel and Director of the Company prior to his employment with the Company; and 175,000 warrants were issued to other individuals.

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allow the holder to acquire 170,000 shares of Common Stock at $7.25 per share, 170,000 warrants convertible into Common Stock at $6.25 per share and 340,000 warrants convertible into shares of Common Stock at $8.00 per share. The 1995 options allow the holder to acquire 161,500 shares of Common Stock at $7.82 per share, 161,500 warrants convertible into shares of Common Stock at $6.25 per share and 323,000 warrants convertible into shares of Common Stock at $8.00 per share. All of the options and related warrants, which are convertible into a total of 1,326,000 shares, are outstanding at December 31, 1998.

In connection with the 1996 issuance of the Company's Subordinated Convertible Debentures, warrants to acquire 319,445 shares of the Company's Common Stock at $9.00 per share were issued to the underwriter. All of these warrants are outstanding at December 31, 1998.

During 1995 and 1996, the Company granted, respectively, 50,000 and 195,000 shares of restricted Common Stock to the Company's former Chief Executive Officer under the 1995 LTIP. These restricted stock grants vested over two and five years, and the Company recorded deferred charges of $175,000 and $2.5 million, respectively, to be amortized over the vesting period of the stock. The unamortized deferred compensation balance of approximately $2.1 million was recorded as part of Settlement with Former Chief Executive Officer during the second quarter ended June 30, 1997 (see Note 19).

During 1995 and 1996, the Company granted 50,000 and 35,000 shares of restricted Common Stock to the Company's former President under the 1995 LTIP. These restricted stock grants vested over three and five years, and the Company recorded deferred charges of $175,000 and $451,000, respectively, to be amortized over the vesting period of the stock. The unamortized deferred compensation balance was expensed during 1996 pursuant to the individual's termination of employment with the Company.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




During 1995 and 1996, the Company granted 50,000 and 55,000 shares of restricted Common Stock to Coyote Consulting under the 1995 LTIP. These restricted stock grants vested over two and five years, and the Company recorded deferred charges of $175,000 and $708,000, respectively, to be amortized over the vesting period of the stock. The related consulting agreement with Coyote Consulting was terminated subsequent to December 31, 1996, and the unamortized deferred compensation was expensed in the fourth quarter of 1996. See Note 19.

The Company granted 94,000, and 51,000 shares of restricted Common Stock to certain other officers and directors of the Company in 1996 and 1997, respectively, under the 1995 LTIP. These restricted stock grants have vesting periods ranging from two to five years. Related deferred charges in 1996 and 1997 amounted to $1.2 million and $440,000, respectively, which are being amortized to compensation expense over the vesting periods of the restricted stock. The unamortized deferred compensation balance as of December 31, 1998 and 1997 is $567,000 and $1.1 million, respectively.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's Common Stock to its then Chairman of the Board and options to acquire 35,000 shares of the Company's Common Stock to each of two directors, all under the 1995 LTIP. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (see Note 19). The options vested on September 30, 1997. The exercise price of the options is $8.625 which was the market value of the Company's Common Stock at the date of grant.

During 1997, the Company issued to one of its lenders two warrants to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $7.6875 per share. In connection with additional financing in December 1998 by the same lender, the two warrants were canceled and a new warrant was issued to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.938 per share. See Notes 6 and 7.

On July 13, 1998, the Board of Directors of the Company elected Dr. L.E. Richey, M.D., then a Co-Chairman of the Board of the Company, to the position of sole Chairman of the Board. As previously reported, concurrently, the Company granted Dr. Richey options to purchase 350,000 shares of the Company's Common Stock under the 1995 LTIP in recognition of the extensive amount of time he has devoted to the Company and in anticipation of his future contributions as Chairman. The options were exercisable at a price of $3.50, which represented the closing price of the Company's Common Stock on the day immediately preceding the date of grant, and fully vested one year from the date of grant.

On December 11, 1998, options to purchase 1,966,000 shares of the Company's Common Stock under its 1995 LTIP were canceled. These canceled options were granted at various times in the past and under various terms and conditions (at exercise prices ranging from $3.69 to $13.50), with 1,215,000 of such total having been issued to current directors and executive officers of the Company (including a former director, Dr. L.E. Richey) and 751,000 having been issued to other employees. Concurrent with the cancellation of these options, options (hereinafter defined as "new options") to purchase 1,165,001 shares of the Company's Common Stock under the 1995 LTIP were granted to current directors and executive officers, (including a former director, Dr. L.E. Richey), and new options to purchase 530,000 shares of Common Stock were granted to certain other employees. This December 1998 cancellation

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



and reissuance was consummated in lieu of the July 1998 cancellation and reissuance previously disclosed which was not consummated. The new options were issued in order to provide an appropriate incentive to the grantees, especially those whose previous options were granted with exercise prices substantially above the current market price of the Company's Common Stock. All such new options are exercisable at a price of $0.937, which represents the closing price of the Company's Common Stock on the day immediately preceding the date of grant. New options issued to non-employee directors fully vest on the first anniversary of the date of grant and have a term of five years. All other new options granted vested 25% at date of grant and will vest 25% on each anniversary date thereafter, and have a term of five years.

[13]  EARNINGS PER SHARE

The Company had a loss before extraordinary item in each of the three years in the period ended December 31, 1998, and all potentially dilutive securities were excluded from basic and diluted earnings per share in each year since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 6.1 million,
5.7 million and 4.9 million shares of the Company's Common Stock as of December 31, 1998, 1997 and 1996, respectively; (ii) 5.0 million, 7.8 million, and 5.6 million shares of the Company's Common Stock issuable upon conversion of convertible debt as of December 31, 1998, 1997 and 1996, respectively; (iii) unvested restricted stock amounting to 199,000, 228,000 and 379,000 shares of the Company's Common Stock as of December 31, 1998, 1997 and 1996, respectively; and (iv) 271,000 and 991,785 shares of the Company's Common Stock held in escrow as of December 31, 1997 and 1996, respectively, to be released to the sellers related to certain acquisitions only if certain earnings targets were achieved.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[14] COMMITMENTS

The Company and its subsidiaries have non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses. As further discussed in Note 22, on February 12, 1999, the Company sold a subsidiary. In connection with the transaction, the purchaser assumed certain non-cancelable operating leases of the Company. The minimum future rental payment amounts shown below reflect the obligation of the Company for such operating leases only through February 12, 1999.

Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1998 are:

In thousands:

Date                                                        Amount
----                                                        ------
1999                                                        $14,155
2000                                                         11,423
2001                                                          9,031
2002                                                          6,643
2003                                                          5,907
Thereafter                                                   20,657
                                                            -------
Total                                                       $67,816
                                                            =======

Rent expense for the years ended December 31, 1998, 1997 and 1996, under various operating leases amounted to $13.2 million, $10.5 million and $5.6 million, respectively.

The Company has comprehensive maintenance contracts with its equipment vendors for its magnetic resonance imaging ("MRI"), computerized tomography ("CT") and other diagnostic medical equipment. The terms of these contracts are between one and five years, but may be canceled by the Company under certain circumstances. In addition, the Company has approximately $8.2 million of purchase commitments for capital expenditures as of December 31, 1998.

The Company has entered into employment agreements with certain officers. The employment agreements have original terms of two to five years. All of the agreements provide for a specific amount of annual base salary. Certain of the agreements provide for incentive bonuses, stated minimum base salary increases, and options to acquire the Company's Common Stock. In addition, certain of the employment agreements provide that in the event of certain changes in control of the Company, the officers may deem their employment terminated and receive lump sum payments pursuant to terms provided in each of the applicable employment agreements. The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 1998, for the remaining terms of the respective employment agreements, was approximately $3.2 million at December 31, 1998.

Each of the Company's Facilities has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologist compensation ranges between 8% and 21% of net collections attributable to radiology services performed by the radiologist.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[15] CONCENTRATION OF CREDIT RISKS

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.

The mix of receivables from third-party payors and patients at December 31:

                                                          % of Total
                                                     1998             1997
                                                    -----            -----
        Medicare & Medicaid                            12%              17%
        Workers' Compensation and Self Pay             10               12
        Commercial                                     17               14
        Managed Care                                   36               43
        Other                                          25               14
                                                    -----            -----
        Total                                         100%             100%
                                                    =====            =====


[16] 401(k) PROFIT SHARING PLAN

Effective in October 1996, the Company amended its 401(k) Pension Plan to a 401(k) Profit Sharing Plan (the "401(k) Plan"). The 401(k) Plan is offered to full-time employees who have completed six months of service. Eligible employees may make elective deferrals in any amount up to 15% of their compensation. The Company contributes 100% of the amount withheld from the Participant's compensation (up to a maximum of 3%) and may make additional discretionary contributions. Employer contributions to the 401(k) Plan totaled $486,000, $526,000 and $180,000 in fiscal 1998, 1997 and 1996, respectively.

[17] EXTRAORDINARY ITEM

During fiscal 1998, the Company purchased approximately $22.9 million aggregate principal amount of its Convertible Subordinated Debentures for amounts less than the recorded amounts. The transaction resulted in a net gain of $5.3 million after taxes. See Notes 6 and 7.

[18]  INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

In 1997, as the result of losses incurred by Diversified Therapy Corporation ("DTC"), a 1996 unconsolidated investment in a start-up company accounted for using the equity method of accounting, the Company recorded a loss of $3.6 million in the quarter ended June 30, 1997, representing the Company's entire recorded investment in DTC. Such loss amount is included in asset impairment losses in 1997 as discussed in Notes 2 and 5. On December 31, 1998, the Company sold its interest to DTC for a nominal amount.

Effective July 1, 1996, the Company entered into a 50/50 joint venture with Phycor of Jacksonville, Inc. ("Phycor"), a wholly-owned subsidiary of Phycor, Inc., to lease outpatient imaging equipment and facilities to affiliated providers in South Georgia and North Florida through Diagnostic Equity Partners, ("DEP"), a partnership. At December 31, 1997 the Company's investment in and advances to DEP was

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


$1.3 million. Effective April 1, 1998, the Company purchased from Phycor certain accounts receivable owned by Phycor as well as Phycor's 50% interest in DEP. The purchase price was $2.0 million, of which $1.5 million was paid (without interest) in July 1998, and the remaining $500,000 is payable in two equal installments (without interest) in October 1998 and January 1999. The Company's interest in DEP has previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company will continue to operate the centers previously managed by DEP. For the three months ended March 31, 1998, DEP had total revenues of $3.0 million, total expenses of $3.3 million, and a net loss of $320,000. At December 31, 1997 DEP had current assets of $444,000 and total assets of $11.0 million, current liabilities of $4.0 million and total liabilities of $9.3 million and total partnership capital of $1.7 million. During 1997 DEP had total revenues of $11.5 million, total expenses of $12.5 million, and a net loss of $1.0 million.

The following is a combined financial summary of all unconsolidated subsidiaries (other than DEP discussed above), which the Company is accounting for under the equity method. The Company's ownership interests in the partnerships varies between 18% and 42%. On December 17, 1998, one of the partnership entities was dissolved and the operations were terminated. The Company has opened a center in the same city that provides similar as well as expanded services. The Company's combined investments in and advances to these entities were $1.3 million, $3.0 million and $3.2 million as of December 31, 1998, 1997 and 1996, respectively.

In thousands

                                                   As of December 31,
                                              --------------------------
                                               1998       1997      1996
                                              -------   -------   -------
Current Assets                                $ 5,121   $ 8,180   $ 5,357
Non-Current Assets                              3,359     5,551     3,098
                                              -------   -------   -------
     Total Assets                             $ 8,480   $13,731   $ 8,455
                                              =======   =======   =======

Current Liabilities                           $ 1,650   $ 3,954   $ 4,213
Non-Current Liabilities                         2,921     1,667     1,798
Partnership Capital                             3,909     8,110     2,444
                                              -------   -------   -------
     Total Liabilities and Capital            $ 8,480   $13,731   $ 8,455
                                              =======   =======   =======
Results of Operations
     Net Revenue                              $12,571   $12,237   $ 2,678
     Expenses                                   7,345     7,224     1,928
                                              -------   -------   -------
Net Income                                    $ 5,226   $ 5,013   $   750
                                              =======   =======   =======


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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




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

On September 30, 1997 the Company entered into a second settlement with Mr. Goffman which fully resolved the remaining issues between them including ownership of the escrow account previously established. Pursuant to this settlement, Mr. Goffman agreed to contribute $1.0 million to the Company's settlement of the class actions in the form of $850,000 cash and the forgiveness of the next nine monthly payments totaling $150,000 which would otherwise be due to him from the Company under the earlier settlement. Mr. Goffman delivered the $850,000 to the Company on March 17, 1998. The Company thereafter released its claim to the remainder of the securities covered by the Escrow and Settlement Agreement.

During the quarter ended September 30, 1997, a credit of $1.0 million was recorded in Settlement with Former Chief Executive Officer to reflect the expected contributions from Mr. Goffman which were subsequently received.

Michael D. Karsch, the Company's former Senior Vice President, General Counsel and Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3, 1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors. This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg. During this administrative leave, Mr. Karsch was relieved of all corporate duties and did not participate in any

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. The Company has not yet agreed to any severance arrangements with Mr. Karsch. At December 31, 1998, the Company has deferred compensation totaling $93,000 relating to Mr. Karsch which is included in Deferred Stock Based Compensation in the accompanying condensed consolidated balance sheet.

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

[20]  LITIGATION

Two suits have been filed against the Company by sellers of diagnostic imaging centers who received shares of the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding the background of Keith Greenberg, a former consultant to the Company, were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al. v. US Diagnostic et al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its Common Stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. Non-binding mediation has been scheduled by the parties to occur within the next 90 days. In the second such suit (Sanders et al. v. US Diagnostic et al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $2.0 million but have been unable to substantiate this amount. A motion by the Company to dismiss the action is pending with the Court. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

In connection with the previously reported case Integrated Health Concepts, Inc. ("IHC") v. US Diagnostic Inc., Mohammed Athari, M.D. and Don Ballard filed in the Harris County, Texas District Court, in December 1998 the Company and Ballard entered into an agreement which confirmed the Company's ownership of Ballard's former 15% stock interest in IHC in exchange for the Company's payment of $700,000. In connection therewith, the parties exchanged full mutual releases.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict or determine the outcome of these matters, and although there can be no assurances management of the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

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

During 1996 the Company paid legal fees of $430,000 to the law firm of Bachner, Tally, Polevoy & Misher LLP of which Michael Karsch, a former executive officer and director of the Company, was a partner until July 1996. In connection with his employment agreement, the Company provided to Mr. Karsch a loan of up to $100,000 for relocation expenses, of which $51,000 was outstanding as of December 31, 1998.

A member of the Company's Board of Directors, Keith Hartley, is the managing partner of Forum Capital Markets L.P. ("Forum"). Forum was the underwriter of the Company's $57.5 million Subordinated Convertible Debenture Offering consummated in 1996 (see Note 7), and was paid an underwriting fee of $2.9 million. In addition, the Company sold to Forum, for nominal consideration, warrants which entitle Forum to purchase 319,445 shares of Common Stock of the Company at an exercise price of $9.00 per share. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture offering.

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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



In connection with the MediTek acquisition, the Company issued a Note to HEICO for $10.0 million. On September 10, 1997, certain terms of the Note were amended, and on September 16, 1997, HEICO sold the Note to Forum, which on the same day resold the note to 18 individual parties.

In June 1996, the Company loaned the Company's former Chief Executive Officer, Jeffrey Goffman, $360,000 for 30 days in connection with a private transaction. Such loan bore interest at a rate of 10% per annum and was repaid in July 1996.

The Company entered into an Installation Agreement ("Installation Agreement") dated February 27, 1997, and a Network Support Agreement ("Support Agreement") dated July 31, 1997, with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, who was a Vice President and the Chief Information Officer of the Company through October 1998, is a substantial minority shareholder of CSI. CSI has been providing project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services since February 1996. The Installation Agreement had a one-year term. The Support Agreement covered a six-month term and was renewable by mutual consent of the parties for successive periods. The Company has decided not to renew the Support Agreement with CIERRA after the current contract lapses on April 30, 1999. Payments made to CSI in the years ended December 31, 1998, 1997 and 1996 totaled $1.0 million, $1.1 million, and $334,000, respectively, including reimbursement for expenses and equipment purchases of $206,000, $268,000 and $64,000, respectively.

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

On January 20, 1998, Michael O'Hanlon, the Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. In December 1998 and January 1999, the Company paid DVIFS loan fees totaling $647,000 and paid DVI Private Capital an equity participation totaling $2.8 million, each in connection with certain new financing. See Notes 6 and 7.

In January 1998, the Company reimbursed Leon Maraist, the Company's Chief Operating Officer, for $65,000 in relocation costs to facilitate his relocation to Palm Beach County, Florida.

In August 1998, the Company purchased a condominium from J. Wayne Moor, the Company's Chief Financial Officer, for $200,000 to facilitate Mr. Moor's relocation to Palm Beach County, Florida. In February 1999, the Company sold the condominium for $187,000.

On February 12, 1999, L.E. Richey, M.D., a director and Chairman of the Board of the Company, resigned in connection with the purchase of US Imaging, Inc. from the Company by a corporation with which Dr. Richey is affiliated (see Note 22).

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




[22]  SUBSEQUENT EVENTS

As further discussed in Note 7, in January 1999 the Company repurchased approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures in the open market, which Debentures were immediately retired. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 6). The Debentures were purchased at a total price of $9.1 million including related costs. The Company will recognize an extraordinary gain after taxes of approximately $2.6 million during the first quarter of fiscal 1999.

On January 22, 1999, the Company sold its interest in Integrated Health Concepts, Inc. ("IHC") to Dr. Mohammad Athari, M.D., ("Athari") the owner of a minority interest in IHC. IHC and its subsidiaries own and operate six diagnostic imaging centers in Houston, Texas. The sales price was $11.7 million, consisting of cash received of $3.3 million and the assumption by Athari of debt amounting to $8.4 million. Immediately upon the closing, $1.0 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 6).

On February 12, 1999, the Company sold its 100% interest in US Imaging, Inc., ("USI"), to United Radiology Associates, Inc. ("URA"). USI and its subsidiaries own and operate eight diagnostic imaging centers in Houston and San Antonio, Texas. Additionally, on February 12, 1999, the Company sold to URA certain assets relating to the Company's billing and regional corporate offices located in Houston, Texas. URA is affiliated with Dr. L.E. Richey, M.D., who was Chairman of the Board of the Company. Effective February 12, 1999, Dr. Richey resigned as Chairman of the Board and as a Director of the Company. The Company obtained a fairness opinion in connection with the transaction. The consideration received for the stock of USI and for the billing and regional corporate office assets totaled $11.7 million, consisting of cash received of $8.6 million, a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually, and debt assumed by URA of $1.2 million. Immediately upon the closing, $6.2 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 6), and another $1.4 million was paid to DVI in full payment of an equipment loan.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



[23]  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share data
                                                                            1998 (a)
                                                    ---------------------------------------------------
                                                      Q1             Q2             Q3              Q4
                                                    ------         ------         ------          ------
Net revenue                                       $ 54,458       $ 52,459       $ 46,289        $ 42,529
Income (loss) before extraordinary
  items                                                746          3,411         (1,424)         (3,245)
Net income (loss)                                      746          3,411         (1,424)          2,066
Income (loss) before extraordinary
  items per common share - basic and diluted           .03            .15           (.06)           (.14)
Net income (loss) per common share - basic
  and diluted                                          .03            .15           (.06)            .09




                                                                            1997 (a)
                                                    ---------------------------------------------------
                                                      Q1             Q2             Q3              Q4
                                                    ------         ------         ------          ------

Net Revenue                                   $   51,444       $  56,442       $ 55,621       $ 52,715
Net income (loss)                                  2,034         (11,904)        (9,848)       (96,994)
Net income (loss) per common share -
  basic and diluted                                 0.09           (0.55)         (0.44)         (4.29)



(a) Certain amounts have been reclassified to be consistent with the presentation of the financial statements for the years ended December 31, 1998 and 1997. Additionally, revenues shown during the first three quarters of 1997 have been reduced for certain radiologist fees which had previously been treated as operating expenses. Net income (loss) during these periods was not affected for these reclassifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Previously reported on Form 8-K dated October 30, 1998.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

       The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement, provided that the Compensation Committee Report, the Report on Repricing of Stock Options, and the Performance Graph which are contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents Filed as Part of this Report

      (1)   Consolidated Balance Sheets as of December 31, 1998 and 1997.

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

            Notes to Consolidated Financial Statements

      (2) Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 1998 is submitted herewith.

(b) Reports on Form 8-K

            A report on Form 8-K dated October 30, 1998 was filed during the quarter ended December 31, 1998 disclosing an Item 4 event.

(c) Exhibits -- (See Index to Exhibits included elsewhere herein.)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         US DIAGNOSTIC INC.



Date: March 30,  1999                    By: /s/ Joseph A. Paul
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



Name                                Title                                                        Date
----                                -----                                                        ----


/s/ Joseph A. Paul                  Chief Executive Officer, President                          March 30, 1999
-----------------------------       and Director (Principal Executive Officer)
Joseph A. Paul


/s/ J. Wayne Moor                   Executive Vice President, Chief Financial                   March 30, 1999
-----------------------------       Officer and Assistant Secretary (Principal
J. Wayne Moor                       Financial Officer and Principal Accounting
                                    Officer)


/s/ C. Keith Hartley                Director                                                    March 30, 1999
-----------------------------
C. Keith Hartley


/s/ Kenneth R. Jennings             Director                                                    March 30, 1999
-----------------------------
Kenneth R. Jennings


/s/ David McIntosh                  Director                                                    March 30, 1999
-----------------------------
David McIntosh


/s/ Michael O'Hanlon                Director                                                    March 30, 1999
-----------------------------
Michael O'Hanlon


/s/ Gordon Rausser                  Director                                                    March 30, 1999
-----------------------------
Gordon Rausser




                               US Diagnostic Inc.
                                  Schedule II

                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996

In thousands

                                                            Column A       Column B    Column C       Column D        Column E

                                                                                Additions
                                                           Balance at    Charged to   Charged to                     Balance at
                                                           Beginning of   Costs and     Other        Deductions        End of
Description                                                  Period       Expenses     Accounts      (describe)        Period
                                                           ------------  ----------   ---------      ----------      ----------
YEAR ENDED DEC. 31, 1998

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
   accounts receivable                                       $17,312      $ 6,493      $    --         $15,505(a)      $ 8,300
  Allowance for possible loss on
   other receivables                                         $    --      $    --      $    --         $    --         $    --

YEAR ENDED DEC. 31, 1997

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
   accounts receivable                                       $ 9,670      $15,179      $ 1,822(b)      $ 9,359(a)      $17,312
  Allowance for possible loss on
   other receivables                                         $   923      $ 2,451      $ 3,491(b)      $ 6,865(a)      $    --

YEAR ENDED DEC. 31, 1996

Reserves deducted from assets to which they apply:
  Allowance for possible loss on
   accounts receivable                                       $ 5,872      $ 4,016      $ 5,008(b)      $ 5,226(a)      $ 9,670
  Allowance for possible loss on
   other receivables                                         $    --      $    --      $   923(b)      $    --         $   923



(a) Accounts written off.

(b) Amount represents the allowance for estimated uncollectable portion of acquired accounts receivable from the various acquisitions.

                                  EXHIBIT INDEX

3.1    Certificate of Incorporation of the Registrant.(1)

3.2    Restated Bylaws of the Registrant.(2)

4.1    Form of Unit Purchase Option.(1)

4.2    Form of Warrant Agreement.(1)

4.3 Indenture relating to 9% Subordinated Convertible Debentures by the Company to American Stock Transfer & Trust Company, as Trustee, dated as of March 29, 1996.(14)

4.4    Registration Rights Agreement.(12)

4.5 Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001. (15)

4.6 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debentures dated as of March 24, 1998. (15)

10.1   1993 Stock Option Plan.(1)

10.2 Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P. (1)

10.3   Equipment Lease with Ventura Partners.(1)

10.4   Lease between the Company and United Properties Co.(1)

10.5 Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(3)

10.6 Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(3)

10.7   1995 Long Term Incentive Plan.(4)

10.8   Consulting Agreement with Gordon Rausser.(4)

10.9   Consulting Agreement with Coyote Consulting.(4)

10.10 Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(5)

10.11 Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(5)

10.12 Employment Agreement dated as of August 1, 1995 between the Company and David Cohen.(5)

10.13  Amendment to Employment Agreement of Jeffrey Goffman.(6)

10.14  Amendment to Coyote Consulting Agreement.(6)

10.15 Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company.(7)

10.16 Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group.(7)

10.17 Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul.(7)

10.18 Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch.(7)

10.19 Employment Agreement dated as of July 1, 1996 between the Company and Andrew Shaw. (7)


10.20 Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation.(8)

10.21 Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation.(8)

10.22 Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg.(10)

10.23 Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(13)


10.24 Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc.(13)

10.25 Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman.(13)

10.26 Employment Agreement dated June 30, 1995 between the Company and Amos F. Almand, III.(13)

10.27 Employment Agreement dated October 15, 1996 between the Company and Len Platt.(13)

10.28 Employment Agreement dated May 1, 1996 between the Company and Alan M. Winakor.(13)

10.29 Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo.(13)

10.30 Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.(13)

10.31  Memorandum of Understanding.(16)

10.32 Settlement Agreement and General Release dated July 11,1997 between the Company and Jeffrey Goffman. (15)

10.33 Escrow Agreement between the Company, Jeffrey Goffman and Roberto Martinez. (15)

10.34  Promissory Note between the Company and Jeffrey Goffman. (15)

10.35  Voting Agreement between the Company and Jeffrey Goffman. (15)

10.36 Employment Agreement dated June 18, 1997 between the Company and Wayne Moor. (15)

10.37 Employment Agreement dated October 20, 1997 between the Company and Leon Maraist. (16)

10.38 Settlement Agreement and General Release dated September 30, 1997 between the Company and Jeffrey Goffman. (16)

10.39 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (16)

10.40 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (16)

10.41 Amended and Restated Note between US Diagnostic Inc. and DVI Financial Services, Inc.

10.42 Amended and Restated Common Stock purchase Warrant Agreement between US Diagnostic Inc. and DVI Financial Services, Inc.

10.43 Letter of Agreement dated September 29, 1997 between the Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997. (16)

10.44 Stock Purchase Agreement among Alliance Imaging, Inc., US Diagnostic Inc. and Medical Diagnostics, Inc. dated as of March 30, 1998. (18)

10.45 Stock Purchase Agreement, dated as of February 11, 1999, by and among US Imaging, Inc., US Diagnostic Inc. and United Radiology Associates, Inc.
       (20)

10.46  Secured Promissory Note dated February 12, 1999. (20)

10.47  Guaranty dated as of February 12, 1999. (20)

10.48  Security Agreement dated as of February 12, 1999. (20)

10.49 Stock Purchase Agreement, dated as of January 21, 1999, by and among Integrated Health Concepts, Inc., US Diagnostic Inc., and Mohammad Athari, M.D. (20)

10.50 Amendment No. 1 to Stock Purchase Agreement, dated as of January 21, 1999, by and among Integrated Health Concepts, Inc., US Diagnostic Inc., and Mohammad Athari, M.D. (20)

10.51 Asset Purchase Agreement, dated as of February 11, 1999, by and among US Diagnostic Inc. and United Radiology Associates, Inc. (20)

10.52 Stock Redemption and Purchase Agreement dated November 5, 1998 among US Diagnostic Inc., US Heartcare Management, Inc., Lawrence Lee and Barry Enholm.

16.1 Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated October 30, 1998. (19)

21     Subsidiaries.

23.1   Consent of Arthur Andersen LLP.

23.2   Consent of Deloitte & Touche LLP.

27     Financial Data Schedule.

99.1   Press release dated January 29, 1997.(10)

99.2 Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne
       M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants.(10)

99.3   Permanent Injunction against Keith Greenberg.(10)

99.4   Information and Guilty Plea by Keith Greenberg.(10)

99.5   Press Release of U.S. Diagnostic Inc. dated February 3, 1997.(11)

99.6   Press Release of U.S. Diagnostic Inc. dated July 31, 1997.(14)


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 73414).

(2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.

(3) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.

(4) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 93536).

(5) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.

(7) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996.

(8) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996.

(9) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.

(10) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.

(11) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.

(12) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

(14) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.

(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.


(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1997.

(18) Incorporated by reference to the Company's Report of Form 8-K dated May 19, 1998.

(19) Incorporated by reference to the Company's Report on Form 8-K dated October 30, 1998.

(20) Incorporated by reference to the Company's Report on Form 8-K dated January 22, 1999.