Form 10-Q
period 1999-03-31
U S DIAGNOSTIC INC
filed 1999-05-14
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended March 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

           DELAWARE                                    11-3164389
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                              777 S. Flagler Drive
                                 Suite 1201 East
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

                                 (561) 832-0006
              (Registrant's Telephone Number, Including Area Code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            -------        --------

                  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                        Class                Outstanding at May 13, 1999:
                        -----                ----------------------------

            Common Stock, $ .01 par value          22,734,233 shares

                               US DIAGNOSTIC INC.

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration strategies, collections of accounts receivable, available financing or available refinancing for existing debt, any unanticipated impact of the Year 2000, including delays or changes in costs of the Company's Year 2000 compliance, or the failure of major vendors, payers, service providers and others with whom the Company does business to resolve their own Year 2000 issues on a timely basis, the Company's inability to carry out its strategy and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In thousands, except share data

                                                                               March 31,    December 31,
                                                                               -------------------------
                                                                                  1999          1998
                                                                                ---------    ---------
ASSETS                                                                         (UNAUDITED)
   CURRENT ASSETS
     Cash and cash equivalents                                                  $   9,591    $   9,177
     Accounts receivable, net of allowance for bad debts of $7,940
       and $8,300 in 1999 and 1998, respectively                                   40,325       43,405
     Other receivables                                                              4,030        6,886
     Prepaid expenses and other current assets                                      4,819        5,263
                                                                                ---------    ---------
TOTAL CURRENT ASSETS                                                               58,765       64,731
                                                                                ---------    ---------


PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
  of $40,003 and $39,475 in 1999 and 1998, respectively                            85,207       91,345

INTANGIBLE ASSETS, net of accumulated amortization of $12,885
  and $11,773 in 1999 and 1998, respectively                                       74,333       75,445

OTHER ASSETS                                                                        4,823        5,049

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                           1,306        1,260
                                                                                ---------    ---------
        TOTAL ASSETS                                                            $ 224,434    $ 237,830
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable and accrued expenses                                     $  25,283    $  24,695
      Current portion of long-term debt                                            20,688       20,982
      Obligations under capital leases - current portion                            6,422        6,257
      Other current liabilities                                                     2,665        4,522
                                                                                ---------    ---------
        TOTAL CURRENT LIABILITIES                                                  55,058       56,456
                                                                                ---------    ---------

   Subordinated convertible debentures                                             21,681       33,969
   Long-term debt, net of current portion                                          98,817      100,956
   Obligations under capital leases, net of current portion                        11,474       10,227
   Other liabilities                                                                2,297        2,549
                                                                                ---------    ---------
        TOTAL LIABILITIES                                                         189,327      204,157
                                                                                ---------    ---------
MINORITY INTEREST                                                                   2,188        2,120

COMMITMENTS AND CONTINGENCIES (Note 9)                                                 --           --

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued           --           --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    22,734,233 and 22,712,433 shares issued and outstanding in 1999 and 1998,
   respectively                                                                       227          227
        Additional paid-in capital                                                148,047      148,047

        Deferred stock-based compensation                                            (778)        (973)

        Accumulated deficit                                                      (114,577)    (115,748)
                                                                                ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                                              32,919       31,553
                                                                                ---------    ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 224,434    $ 237,830
                                                                                =========    =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands, except per share data                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                   ----------------------------
                                                                                                         1999        1998
                                                                                                   ------------    ------------
NET REVENUE                                                                                            $ 39,928    $ 54,458
                                                                                                       --------    --------
OPERATING EXPENSES
     General and administrative                                                                          30,073      39,933
     Bad debt expense                                                                                     1,345       1,258
     Depreciation                                                                                         4,709       5,130
     Amortization                                                                                         1,205       1,599
     Stock-based compensation                                                                               195         356
                                                                                                       --------    --------
       TOTAL OPERATING EXPENSES                                                                          37,527      48,276
                                                                                                       --------    --------
INCOME FROM OPERATIONS                                                                                    2,401       6,182
                                                                                                       --------    --------
OTHER INCOME (EXPENSE)
     Interest expense                                                                                    (4,371)     (5,452)
     Amortization of lender equity participation fees                                                      (463)         --
     Interest and other income                                                                              468       1,092
                                                                                                       --------    --------
       TOTAL OTHER INCOME (EXPENSE)                                                                      (4,366)     (4,360)
                                                                                                       --------    --------

Income (loss) before minority interest, provision (benefit)
     for income taxes and extraordinary item                                                             (1,965)      1,822
Minority interest in income of subsidiaries                                                                 570         740
                                                                                                       --------    --------

Income (loss) before provision (benefit) for income taxes
     and extraordinary item                                                                              (2,535)      1,082
Provision (benefit) for income taxes                                                                     (1,108)        336
                                                                                                       --------    --------

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                             (1,427)        746
Extraordinary item, net of taxes                                                                          2,598          --
                                                                                                       --------    --------
     NET INCOME                                                                                        $  1,171    $    746
                                                                                                       ========    ========


BASIC EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item                                                           $   (.06)   $    .03
     Extraordinary item                                                                                     .11          --
                                                                                                       --------    --------
     Net income                                                                                        $    .05    $    .03
                                                                                                       ========    ========

     Average common shares outstanding                                                                   22,724      22,716
                                                                                                       ========    ========

DILUTED EARNINGS PER COMMON SHARE
     Income (loss) before extraordinary item                                                           $   (.06)   $    .03
     Extraordinary item                                                                                     .11          --
                                                                                                       --------    --------
     Net income                                                                                        $    .05    $    .03
                                                                                                       ========    ========

     Average common and dilutive equivalent shares
          outstanding                                                                                    22,724      23,127
                                                                                                       ========    ========




See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

In thousands

                                                                                                             Total
                                Common         Common         Paid-in       Deferred       Accumulated    Stockholders'
                                Shares          Stock         Capital     Compensation       Deficit         Equity
                               ---------      ---------      ---------    ------------      ---------       ---------
BALANCE - JANUARY 1, 1999         22,712      $     227      $ 148,047      $  (973)        $(115,748)      $  31,553

Restricted stock issued               22             --             --           --                --              --

Amortization of deferred
  compensation                        --             --             --          195                --             195

 Net income                           --             --             --           --             1,171           1,171
                               ---------      ---------      ---------      -------         ---------       ---------

BALANCE -  MARCH 31, 1999         22,734      $     227      $ 148,047      $  (778)        $(114,577)      $  32,919
                               =========      =========      =========      =======         =========       =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
-------------------------------------------------------------------------------

In thousands

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                          1999            1998
                                                                       ----------       -----------
OPERATING ACTIVITIES
      NET CASH - OPERATING ACTIVITIES                                    $  5,285       $  2,297
                                                                         --------       --------

INVESTING ACTIVITIES
      Purchases of equipment                                               (1,585)        (9,453)
      Dispositions, net of cash                                               110             --
      Payment of purchase price due                                            (3)           (65)

      Proceeds from the sale of subsidiaries, net of cash retained
      by purchasers                                                         8,529             --
      Other                                                                    --            102
                                                                         --------       --------
      NET CASH - INVESTING ACTIVITIES                                       7,051         (9,416)
                                                                         --------       --------

FINANCING ACTIVITIES
      Proceeds from borrowings                                             14,729          9,678
      Purchase of subordinated convertible debentures                      (7,925)            --
      Repayments of notes payable and
          obligations under capital leases                                (18,726)        (9,060)
                                                                         --------       --------

      NET CASH - FINANCING ACTIVITIES                                     (11,922)           618
                                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          414         (6,501)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             9,177         17,460
                                                                         --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $  9,591       $ 10,959
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

      Interest                                                           $  4,586       $  6,992
      Income taxes paid                                                  $    161       $    446

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $4.0 million and $750,000 in 1999 and 1998, respectively.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 1999, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1998.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The components of comprehensive income which are excluded from net income are not significant individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal quarters of fiscal years that begin after June 15, 1999. Management has not determined the effect, if any, of adopting SFAS No. 133.

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                             March 31,     December 31,    Estimated
                                                              1999             1998       Useful Life
                                                              ----             ----       -----------
      Land                                                  $   1,868       $   1,868             --

      Buildings                                                 5,561           5,561       40 Years
      Medical equipment                                        86,279          90,462        7 Years
      Furniture and fixtures                                    2,902           3,451     7-10 Years
      Office, data processing equipment and software           10,182          11,351     3-10 Years
      Vehicles                                                    572             626        3 Years
      Leasehold improvements                                   17,846          17,501       10 Years
                                                            ---------       ---------
         Total                                                125,210         130,820
      Less:  accumulated depreciation and amortization        (40,003)        (39,475)
                                                            ---------       ---------
            Property and equipment, net                     $  85,207       $  91,345
                                                            =========       =========





Included in property and equipment is equipment under capital leases amounting to $31.8 million and $28.9 million at March 31, 1999 and December 31, 1998, respectively. Accumulated depreciation for equipment under capital leases was $10.3 million and $9.1 million as of March 31, 1999 and December 31, 1998, respectively.

Depreciation expense amounted to $4.7 million and $5.1 million during the quarter ended March 31, 1999 and 1998, respectively, of which $1.2 million and $1.1 million, respectively, was attributed to equipment under capital leases.

During the quarter ended March 31, 1999, property and equipment (net of accumulated depreciation) decreased by $6.9 million in connection with the sale of certain subsidiaries (see Note 7).

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

  In thousands

                                                                         March 31,            December 31,       Estimated
                                                                           1999                  1998           Useful Life
                                                                      -------------           ------------     -----------
  Goodwill                                                              $ 80,660                $ 80,660          20 Years
  Covenants not to compete                                                 3,192                   3,192        3-10 Years
  Customer lists                                                           3,189                   3,189          15 Years
  Other intangibles                                                          177                     177         3-5 Years
                                                                        --------                --------
  Total                                                                   87,218                  87,218
  Less accumulated amortization                                          (12,885)                (11,773)
                                                                        --------                --------
           Intangibles, net                                             $ 74,333                $ 75,445
                                                                        ========                ========


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

[5]   DEBT

In connection with the sale of certain subsidiaries during the quarter ended March 31, 1999 (see Note 7), long term debt and capital leases decreased by an aggregate of $8.8 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which matures on June 21, 2000. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVI Private Capital. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is included in interest expense. The equity participation fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is classified as amortization of lender equity participation fees. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $2.6 million in the accompanying Condensed Consolidated Statement of Operations (see
Note 8). At March 31, 1999, the balances outstanding under the Debentures and the $25.0 million loan agreement were $21.7 million and $22.0 million, respectively.

The maturity date of the Company's $35.0 million revolving credit loan from DVI Business Credit Corporation ("DVIBC") has been extended to February 28, 2001.

 [6]  EARNINGS PER SHARE

Earnings per common share ("EPS") data were computed as follows:

                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                           1999            1998
                                                           ----            ----
In thousands, except per share data

Income (loss) before extraordinary item                 $   (1,427)      $   746
Extraordinary item                                           2,598            --
                                                        ----------       -------
Net income                                              $    1,171       $   746
                                                        ==========       =======

BASIC EPS:

Weighted-average common shares outstanding                  22,724        22,716
                                                        ==========       =======

EPS - income (loss) before extraordinary item           $     (.06)      $   .03
EPS - extraordinary item                                       .11            --
                                                        ----------       -------
EPS - net income                                               .05       $   .03
                                                        ==========       =======

DILUTED EPS:
Weighted-average common shares outstanding                  22,724        22,716
Stock options and warrants                                      --             2
Restricted stock grants                                         --           138
Contingent shares                                               --           271
                                                        ----------       -------
Shares applicable to diluted earnings                       22,724        23,127
                                                        ==========       =======

EPS- income (loss) before extraordinary item            $     (.06)      $   .03
EPS - extraordinary item                                       .11            --
                                                        ----------       -------
EPS - net income                                        $      .05       $   .03
                                                        ==========       =======

The Company had a loss before extraordinary item for the three months ended March 31, 1999, and all potentially dilutive securities were excluded from basic and diluted earnings per share during such period since the effect would be anti-dilutive. Additionally, certain potentially dilutive securities were excluded from basic and diluted earnings per share for the three months ended March 31, 1998 because their effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 6.0 million and 5.6 million shares of the Company's Common Stock as of March 31, 1999 and 1998, respectively; (ii) 3.9 million and 7.8 million shares of the Company's Common Stock issuable upon conversion of convertible debt as of March 31, 1999 and 1998, respectively; (iii) unexercised restricted stock amounting to 177,400 shares of the Company's Common Stock as of March 31, 1999, and unvested or unexercised restricted stock amounting to 442,000 shares of the Company's Common Stock as of March 31, 1998.

[7] DISPOSALS OF BUSINESSES

On January 22, 1999, the Company sold its interest in Integrated Health Concepts, Inc. ("IHC") to Dr. Mohammad Athari, M.D., ("Athari") the owner of a minority interest in IHC. IHC and its subsidiaries owned and operated six diagnostic imaging centers in Houston, Texas. The sales price was $11.7 million, consisting of cash received of $3.3 million and the assumption by Athari of debt amounting to $8.4 million. Immediately upon the closing, $1.0 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan.

On February 12, 1999, the Company sold its 100% interest in US Imaging, Inc., ("USI"), to United Radiology Associates, Inc. ("URA"). USI and its subsidiaries own and operate eight diagnostic imaging centers in Houston and San Antonio, Texas. Additionally, on February 12, 1999, the Company sold to URA certain assets relating to the Company's billing and regional corporate offices located in Houston and San Antonio, Texas. URA is affiliated with Dr. L.E. Richey, M.D., who was Chairman of the Board of the Company. Effective February 12, 1999, Dr. Richey resigned as Chairman of the Board and as a Director of the Company. The Company obtained a fairness opinion in connection with the transaction. The consideration received for the stock of USI and for the billing and regional corporate office assets totaled $11.7 million, consisting of cash received of $8.6 million, a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually, and debt assumed by URA of $1.2 million. Immediately upon the closing, $6.2 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan, and another $1.4 million was paid to DVI in full payment of an equipment loan.

[8] EXTRAORDINARY ITEM

In January 1999 the Company repurchased approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures in the open market, which Debentures were immediately retired. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 5). The Debentures were purchased at a total price of $9.1 million including related costs. The Company recognized an extraordinary gain after taxes of approximately $2.6 million during the quarter ended March 31, 1999.

[9] LITIGATION

Two suits have been filed against the Company by sellers of diagnostic imaging centers who received shares of the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding the background of Keith Greenberg, a former consultant to the Company, were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al. v. US Diagnostic et al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its Common Stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. Non-binding mediation has been scheduled by the parties for early June 1999. In the second such suit (Sanders et al. v. US Diagnostic et al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $2.0 million but have been unable to substantiate this amount. A motion by the Company to dismiss the action is pending with the Court. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

In June 1997, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company in the Circuit Court of Montgomery County, Alabama alleging breach of an alleged oral contract to provide radiology services (and subsequently amended its complaint to include additional related claims). Under its various claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million. In addition, Shelby Radiology sought punitive damages. On May 7, 1999 the jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages. The jury did not award any punitive damages. The verdict is not subject to execution until at least the expiration of a thirty day period and execution thereafter may be postponed during the post-trial and appeal process by the posting of a bond. The Company believes the verdict is unjustifiable and without merit. The Company intends to vigorously challenge the verdict through post-trial motions before the trial court within the next thirty days, and, if relief is not granted, to appeal the verdict to the Alabama Supreme Court. There can be no assurances that the Company will prevail in its efforts.

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

As has been previously disclosed, since late 1997 the Company has continued a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and, under appropriate financial circumstances, engage in prudent acquisitions. In January and February of 1999, in two separate transactions, the Company sold its interest in certain subsidiaries located in Texas, for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities. The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt and to bolster the Company's cash reserves. In January 1999, the Company completed the repurchase in the open market of $12.5 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $9.1 million, resulting in a decrease in long-term debt and related interest expense. Four new centers are either already in development or will begin development in the near term, to be opened during the second quarter of 1999.

The Company's strategy for 1999 will be to continue the cost and debt reduction efforts, divest a few remaining underperforming centers, seek advantageous refinancing when and as market conditions permit, and pursue its long-term strategy set forth in Item 1, Business, in the Company's Form 10-K for the year ended December 31, 1998 ("Form 10-K").

The following table sets forth items of income and expense as a percentage of total revenues:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                        1999        1998
                                                                        ----        ----
NET REVENUE                                                             100.0%      100.0%
                                                                       ------      ------
OPERATING EXPENSES
     General and administrative                                          75.3        73.3
     Bad debt expense                                                     3.4         2.3
     Depreciation                                                        11.8         9.4
     Amortization                                                         3.0         2.9
     Stock-based compensation                                              .5          .7

TOTAL OPERATING EXPENSES                                                 94.0        88.6
                                                                       ------      ------
INCOME FROM OPERATIONS                                                    6.0        11.4
TOTAL OTHER INCOME (EXPENSE)                                            (10.9)       (8.0)
                                                                       ------      ------

Income (loss) before minority interest, provision (benefit) for
 income taxes and extraordinary items                                    (4.9)        3.4
                                                                       ------      ------

Minority interest and income tax provision (benefit)                     (1.3)        2.0
                                                                       ------      ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (3.6)        1.4
                                                                       ------      ------
Extraordinary item, net of taxes                                          6.5        --
                                                                       ------      ------
NET INCOME                                                                2.9%        1.4%
                                                                       ======      ======

In May 1998, the Company sold certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. During 1998 and the first quarter of 1999, the Company sold several underperforming facilities which include United States Cancer Care, Inc., US Heartcare Management, Inc., Integrated Health Concepts, Inc., and US Imaging, Inc. These non-core assets and underperforming facilities are collectively referred to as the "sold facilities". See "Overview" above and the Company's Form 10-K for the year ended December 31, 1998 for further information relating to these dispositions.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998.

Net revenue for the three months ended March 31, 1999 (the "1999 three month period") decreased to $39.9 million, from $54.5 million for the three months ended March 31, 1998 (the "1998 three month period"). The decrease resulted from the sale of the sold facilities. Excluding the net revenue generated by the sold facilities, net revenue increased by 4.3% to $38.7 million during the 1999 three month period, from $37.1 million during the 1998 three month period.

General and Administrative ("G&A") expense decreased to $30.1 million during the 1999 three month period, compared to G&A expense of $39.9 million during the 1998 three month period. The decrease from 1998 to 1999 resulted primarily from the sale of the sold facilities.

Bad debt expense was $1.3 million during both the 1999 and 1998 three month periods. The 1998 amount is net of approximately $718,000 of bad debt recoveries of accounts receivable written off in 1997 in conjunction with the conversion of the billing system during that period.

Depreciation expense was $4.7 million during the 1999 three month period, compared to $5.1 million during the 1998 three month period. Depreciation expense decreased from 1998 to 1999 resulting from the sale of the sold facilities, which was partially offset by an increase relating to increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued enhancements to the new billing system.

Amortization expense decreased to $1.2 million during the 1999 three month period, compared to $1.6 million during the 1998 three month period. The decrease from 1998 to 1999 resulted primarily from the sale of the sold facilities.

Interest expense decreased to $4.4 million, excluding amortization of lender equity participation fees, during the 1999 three month period, compared to $5.5 million during the 1998 three month period, resulting primarily from reduced debt in connection with the sale of the sold facilities.

As further discussed in Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary gain net of taxes of $2.6 million during the 1999 three month period related to the repurchase of approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures for amounts less than the recorded amounts. Additionally, during late December 1998 and January 1999, the Company paid DVIPC an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of the Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an eighteen month period (the life of the related indebtedness). The amortization expense during 1999 three month period amounted to $463,000 and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $3.7 million, compared to $8.3 million at December 31, 1998. The decrease in working capital resulted primarily from a decrease in accounts receivable and certain other current assets relating to the sale of certain facilities. The Company's primary short-term liquidity requirements as of March 31, 1999 include the current portion of long-term debt and capital leases (totaling $27.1 million), accounts payable, other current liabilities and capital expenditures related to the opening of new facilities, the replacement and enhancement of existing imaging equipment and facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash provided by operating activities during the 1999 three month period was $5.3 million, compared to $2.3 million provided by operating activities during the 1998 three month period.

Net cash provided by investing activities was $7.1 million during the 1999 three month period, compared to net cash used in investing activities of $9.4 million during the 1998 three month period. During the 1999 three month period, the Company received $8.5 million in net cash proceeds from the sale of certain facilities. Additionally, equipment purchases were $9.5 million during the 1998 three month period compared to $1.6 million during the 1999 three month period.

Net cash used in financing activities was $11.9 million during the 1999 three month period compared to $618,000 provided by financing activities during the 1998 three month period. Proceeds from new borrowings totaled $14.7 million during the 1999 three month period compared to $9.7 million during the 1998 three month period. Repayments of notes and capital leases totaled $18.7 million during the 1999 three month period compared to $9.1 million during the 1998 three month period. As discussed in Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of Debentures. As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $7.2 million under its revolving credit loan with DVIBC from proceeds received upon the sales of certain facilities during the 1999 three month period.

The Company continues to implement its strategy to reduce debt and increase cash flows as more fully described in "Overview" above. Although there can be no assurance, based on its current operations and financial condition, the Company believes that it has or can obtain sufficient financial resources to satisfy its liquidity and working capital requirements for the foreseeable future. As of March 31, 1999, the Company has approximately $7.0 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Part II - Item 3 - Legal Proceedings and
Note 9 of Notes to Condensed Consolidated Financial Statements.

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

The Company has established a multi-phased Year 2000 Readiness Program consisting of an "Assessment Phase", "Planning Phase", "Implementation Phase", "Testing/Certification Phase" and a "Recovery Plan Phase" and a timetable to address Year 2000 compliance issues for all of its internal information technology ("IT") consisting of computer software, hardware, bundled components, development and support tools. The Company has adopted a rigorous battery of tests to ensure Year 2000 compliance in its IT. The majority of the PCs in use throughout the offices and facilities were purchased within the past two (2) years. The Company will be using testing products to test the PCs basic input-output system. As a part of the Assessment and Planning Phases, the Company performed a ground-up review of its software application design and application code-review processes to ensure Year 2000 compliance from project initialization to completion.

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

The Company is reviewing the computer applications of its significant payors, consisting of Medicare, Medicaid and private insurance carriers, to determine whether such applications will be upgraded before January 1, 2000. News reports have indicated that various agencies of the federal government, including the Health Care Financing Administration, which administers Medicare, may have difficulty becoming fully Year 2000 compliant before January 1, 2000. The Company is obtaining written confirmation from each of its private insurance carriers and Medicare that the carrier is Year 2000 compliant.

The Company's Assessment and Planning Phases with respect to IT issues have been completed at a cost of approximately $25,000; the next phase to be executed is the Implementation Phase to be followed by the Testing/Certification Phase. The Company plans to complete its Year 2000 Readiness Program for IT issues by the end of June 1999. The Company has completed approximately 75% of its IT Year 2000 Project at a cost of $60,000, all of which will be expensed in operations.

The Company anticipates completing its Assessment and Planning Phases for non-IT imaging systems for Year 2000 issues by the end of the third quarter of 1999. The Company is testing 100% of the imaging equipment (CT and MRI) in its facilities during non-business hours and has completed approximately 60% of its facility reviews. To date, the Company has tested at least one of every type of other system owned and has determined that there are no substantial Year 2000 related issues that need to be addressed. As part of the Implementation Phase, the Company has completed conversion on about 40% of its non-compliant equipment, which represents approximately 10% of the Company's total imaging equipment. All testing and conversion of critical and non-critical medical imaging systems is scheduled for completion by the end of the third quarter of 1999.

The majority of the costs associated with replacements or upgrades necessary to achieve Year 2000 compliance for the Company's non-IT imaging systems are covered under service contracts with the Company's vendors, providing minimum financial exposure to the Company. The Company anticipates that its vendors will commence upgrading the non-IT imaging systems in the third quarter of 1999. The majority of the upgrades not covered under service contracts include features enhancements that are beneficial to the Company's operations. The costs of such upgrades will be depreciated over the remaining life of the upgraded asset. Although no material funds have been expended to date, the Company expects to incur expenses of approximately $45,000 in connection with its review of non-IT medical imaging systems, which includes all of the testing and repairs required to attain Year 2000 compliance. The Company will include non-IT Year 2000 compliance expenses in operations in the periods in which they are incurred.

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

Because of the nature of the uncertainty surrounding Year 2000 issues, there can be no assurance that the Company's assessment will be correct or that a failure resulting from the impact of Year 2000 issues on the Company's operations will not have a material adverse effect on its financial condition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1997, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company in the Circuit Court of Montgomery County, Alabama, alleging breach of an alleged oral contract to provide radiology services (and subsequently amended its complaint to include additional related claims). Under its various claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million. In addition, Shelby Radiology sought punitive damages. On May 7, 1999 the jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages. The jury did not award any punitive damages. The verdict is not subject to execution until at least the expiration of a thirty day period and execution thereafter may be postponed during the post-trial and appeal process by the posting of a bond. The Company believes the verdict is unjustifiable and without merit. The Company intends to vigorously challenge the verdict through post-trial motions before the trial court within the next thirty days, and, if relief is not granted, to appeal the verdict to the Alabama Supreme Court. There can be no assurances that the Company will prevail in its efforts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

       Exhibit
       Number     Description
       ------     -----------

          27      Financial Data Schedule.

(b) A report on Form 8-K dated March 1, 1999 was filed during the quarter ended March 31, 1999 disclosing an Item 2 event and an Item 7 event.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.

Dated:  May 14, 1999                   By: /s/ Joseph A. Paul
                                           -----------------------------
                                           Joseph A. Paul
                                           President and Chief Executive Officer



                                       By: /s/ J. Wayne Moor
                                           -----------------------------
                                           J. Wayne Moor
                                           Executive Vice President and Chief
                                           Financial Officer

                                  EXHIBIT INDEX

 27    Financial Data Schedule