Form 10-Q
period 1999-06-30
U S DIAGNOSTIC INC
filed 1999-08-12
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from               to
                                   --------------  --------------

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

          DELAWARE                                     11-3164389
-------------------------------          ---------------------------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                       Outstanding at August 12, 1999:
                -----                       -------------------------------
    Common Stock, $ .01 par value                  22,741,233 shares

                               US DIAGNOSTIC INC.

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                   ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration strategies, collections of accounts receivable, available financing or available refinancing for existing debt, any unanticipated impact of the Year 2000, including delays or changes in costs of the Company's Year 2000 compliance program, or the failure of major vendors, payers, service providers and others with whom the Company does business to resolve their own Year 2000 issues on a timely basis, the Company's inability to carry out its strategy and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS


    In thousands, except per share data                                       JUNE 30,       DECEMBER 31,
                                                                                1999            1998
                                                                              ---------       ---------
                                                                            (UNAUDITED)


ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...........................................      $   8,737       $   9,177
   Accounts receivable, net of allowance for bad debts of
       $7,103 and $8,300 in 1999 and 1998,  respectively ...............         40,698          43,405
    Other receivables ..................................................          4,679           6,886
    Prepaid expenses and other current assets ..........................          4,575           5,263
                                                                              ---------       ---------
       TOTAL CURRENT ASSETS ............................................         58,689          64,731
                                                                              ---------       ---------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $42,366 and $39,475 in 1999 and 1998, respectively ..         87,632          91,345

INTANGIBLE ASSETS, net of accumulated amortization of $14,097
    and $11,773 in 1999 and 1998, respectively .........................         73,671          75,445


OTHER ASSETS ...........................................................          4,195           5,049

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES ..............          1,023           1,260
                                                                              ---------       ---------
    TOTAL ASSETS .......................................................      $ 225,210       $ 237,830
                                                                              =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses .............................      $  26,277       $  24,695
     Current portion of long-term debt .................................         21,640          20,982
     Obligations under capital leases - current portion ................          5,478           6,257
     Other current liabilities .........................................          2,170           4,522
                                                                              ---------       ---------
         TOTAL CURRENT LIABILITIES .....................................         55,565          56,456
                                                                              ---------       ---------


Subordinated convertible debentures ....................................         21,704          33,969
Long-term debt, net of current portion .................................         99,139         100,956
Obligations under capital leases, net of current portion ...............         12,874          10,227
Other liabilities ......................................................          2,239           2,549
                                                                              ---------       ---------
         TOTAL LIABILITIES .............................................        191,521         204,157
                                                                              ---------       ---------
MINORITY INTEREST ......................................................          2,824           2,120

COMMITMENTS AND CONTINGENCIES (NOTE 9)                                               --              --

Stockholders' Equity
     Preferred stock, $1.00 par value; 5,000,000 shares authorized; none
        issued .........................................................             --              --
     Common stock, $.01 par value; 50,000,000 shares authorized;
        22,741,233 and 22,712,433 shares issued and outstanding,
        respectively ...................................................            227             227
     Additional paid-in capital ........................................        148,047         148,047
     Deferred stock-based compensation                                             (620)           (973)
     Accumulated deficit ...............................................       (116,789)       (115,748)
                                                                              ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY .....................................         30,865          31,553
                                                                              ---------       ---------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ...........................      $ 225,210       $ 237,830
                                                                              =========       =========






 See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

    In thousands, except per share data

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   -------------------------       -------------------------
                                                      1999           1998            1999            1998
                                                   ---------       ---------       ---------       ---------
NET REVENUE .................................      $  39,929       $  52,459       $  79,857       $ 106,917
                                                   ---------       ---------       ---------       ---------
OPERATING EXPENSES
     General and administrative .............         29,430          38,239          59,503          78,172
     Bad debt expense .......................          1,356           1,655           2,701           2,913
     Depreciation ...........................          4,604           4,946           9,313          10,076
     Amortization ...........................          1,213           1,137           2,418           2,736
     Stock-based compensation ...............            158             282             353             638
                                                   ---------       ---------       ---------       ---------
       TOTAL OPERATING EXPENSES .............         36,761          46,259          74,288          94,535
                                                   ---------       ---------       ---------       ---------

GAIN ON SALE OF SUBSIDIARIES ................             --           5,805              --           5,805
                                                   ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS ......................          3,168          12,005           5,569          18,187
                                                   ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE)

     Interest expense .......................         (4,274)         (5,160)         (8,645)        (10,612)
     Amortization of lender equity
         participation fees .................           (463)             --            (926)             --
     Interest and other income ..............            625             320           1,093           1,412
                                                   ---------       ---------       ---------       ---------
       TOTAL OTHER INCOME (EXPENSE) .........         (4,112)         (4,840)         (8,478)         (9,200)
                                                   ---------       ---------       ---------       ---------
Income (loss) before minority interest,
   provision (benefit) for income taxes
   and extraordinary item ...................           (944)          7,165          (2,909)          8,987
Minority interest in income of subsidiaries .          1,002             621           1,572           1,361
                                                   ---------       ---------       ---------       ---------

Income (loss) before provision (benefit) for
   income taxes and extraordinary item ......         (1,946)          6,544          (4,481)          7,626
Provision (benefit) for income taxes ........            266           3,133            (842)          3,469
                                                   ---------       ---------       ---------       ---------

     INCOME (LOSS) BEFORE EXTRAORDINARY

         ITEM ...............................         (2,212)          3,411          (3,639)          4,157

EXTRAORDINARY ITEM, NET OF TAXES ............             --              --           2,598              --
                                                   ---------       ---------       ---------       ---------


NET INCOME (LOSS) ...........................      $  (2,212)      $   3,411       $  (1,041)      $   4,157
                                                   =========       =========       =========       =========

BASIC EARNINGS PER COMMON SHARE
      Income (loss) before extraordinary item      $    (.10)      $     .15       $    (.16)            .18
      Extraordinary item ....................             --              --             .11              --
      Net income (loss) .....................      $    (.10)      $     .15       $    (.05)            .18
                                                   =========       =========       =========       =========

     Average common shares outstanding ......         22,736          22,821          22,730          22,759
                                                   =========       =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE
      Income (loss) before extraordinary item      $    (.10)      $     .15       $    (.16)      $     .18
      Extraordinary item ....................             --              --             .11              --
      Net income (loss) .....................      $    (.10)      $     .15       $    (.05)      $     .18
                                                   =========       =========       =========       =========

      Average common and dilutive
          equivalent shares outstanding .....         22,736          23,117          22,730          23,115
                                                   =========       =========       =========       =========

See Notes to Condensed Consolidated Financial Statements

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


In thousands

                                                                                                                 Total
                                      Common       Common         Paid-in         Deferred     Accumulated   Stockholders'
                                      Shares       Stock          Capital       Compensation      Deficit        Equity
                                      ------       ------         -------       ------------   ------------  -------------
BALANCE - JANUARY 1, 1999              22,712       $227           $148,047        $ (973)       $(115,748)      $31,553

Restricted stock issued                    29         --                 --                             --            --
Amortization of deferred
  Compensation                             --         --                 --           353               --           353
 Net income
                                           --         --                 --            --           (1,041)       (1,041)
                                       ------       ----           --------        ------        ---------       -------
BALANCE -  JUNE 30, 1999               22,741       $227           $148,047        $ (620)       $(116,789)      $30,865
                                       ======       ====           ========        ======        =========       =======


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
-------------------------------------------------------------------------------

In thousands


                                                                               Six Months Ended June 30,
                                                                            -------------------------------
                                                                              1999                   1998
                                                                            --------               --------
OPERATING ACTIVITIES
      NET CASH - OPERATING ACTIVITIES                                       $ 10,273               $    772
                                                                            --------               --------
INVESTING ACTIVITIES
      Purchases of equipment                                                  (9,456)               (12,224)
      Acquisitions, net of cash                                                  (44)                    --
      Proceeds from the sale of subsidiaries, net of
        cash retained by purchasers                                            9,098                 31,678
      Other                                                                      124                    144
                                                                            --------               --------
      NET CASH - INVESTING ACTIVITIES                                           (278)                19,598
                                                                            --------               --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                                24,031                 15,162
      Purchase of subordinated convertible debentures                         (7,925)                    --
      Repayments of notes payable and
          obligations under capital leases                                   (26,541)               (39,928)
                                                                            --------               --------
      NET CASH - FINANCING ACTIVITIES                                        (10,435)               (24,766)
                                                                            --------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (440)                (4,396)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                9,177                 17,460
                                                                            --------               --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $  8,737               $ 13,064
                                                                            ========               ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                                             $   7,958               $ 11,310
      Income taxes paid                                                    $     220               $  2,616


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $3.7 million and $1.7 million during 1999 and 1998, respectively.

The value of shares of common stock released from escrow in 1998 relating to prior acquisitions was $1.3 million.

The value of 206,000 shares of common stock repurchased by issuing debt and subsequently retired in 1998 was $1.9 million.

During 1998 long-term debt and capital lease obligations decreased $10.7 million as a result of the sale of certain subsidiaries, and increased by $6.4 million as a result of the purchase and consolidation of the remaining 50% interest in a subsidiary.



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 1999, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years that begin after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands


                                                                      June 30,    December 31,         Estimated
                                                                       1999           1998             Useful Life
                                                                     --------    ------------         -----------
  Land                                                               $  1,868      $  1,868                    --
  Buildings                                                             5,561         5,561              40 Years
  Medical equipment                                                    90,289        90,462               7 Years
  Furniture and fixtures                                                2,913         3,451            7-10 Years
  Office, data processing equipment and software                       10,542        11,351            3-10 Years
  Vehicles                                                                572           626               3 Years
  Leasehold improvements                                               18,253        17,501              10 Years
                                                                     --------      --------
    Total                                                             129,998       130,820
  Less:  accumulated depreciation and amortization                    (42,366)      (39,475)
                                                                     --------      --------
      Property and equipment, net                                    $ 87,632      $ 91,345
                                                                     ========      ========

Included in property and equipment is equipment under capital leases amounting to $33.5 million and $28.9 million at June 30, 1999 and December 31, 1998, respectively. Accumulated depreciation for equipment under capital leases was $10.9 million and $9.1 million as of June 30, 1999 and December 31, 1998, respectively.

Depreciation expense amounted to $4.6 million and $9.3 million during the three and six months ended June 30, 1999, respectively, of which $1.0 million and $2.0 million, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $4.9 million and $10.1 million during the three and six months ended June 30, 1998, respectively, of which $1.0 million and $2.1 million, respectively, was attributed to equipment under capital leases.

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

  In thousands


                                                                      June 30,    December 31,         Estimated
                                                                       1999           1998             Useful Life
                                                                     --------    ------------         -----------
  Goodwill                                                           $ 81,210      $ 80,660              20 Years
  Covenants not to compete                                              3,192         3,192            3-10 Years
  Customer lists                                                        3,189         3,189              15 Years
  Other intangibles                                                       177           177             3-5 Years
                                                                     --------      --------
  Total                                                                87,768        87,218
  Less: accumulated amortization                                      (14,097)      (11,773)
                                                                     --------      --------
           Intangibles, net                                          $ 73,671      $ 75,445
                                                                     ========      ========

Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. The Company believes that a twenty year amortization policy for goodwill is reasonable based upon current and expected operating results of the businesses acquired. On an ongoing basis, the Company measures realizability of goodwill. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]  DEBT

In connection with consummation of the sale of US Imaging, Inc. and Integrated Health Concepts, Inc. during the first quarter of 1999, long term debt and capital leases decreased by an aggregate of $8.8 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which originally matured on June 21, 2000 and was subsequently extended to July 1, 2001. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVI Private Capital. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is included in interest expense. The equity participation fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is classified as amortization of lender equity participation fees. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $2.6 million during the first quarter of 1999. As of June 30, 1999, the balances outstanding under the Debentures was $21.7 million, and $22.0 million was drawn against the loan agreement.

The maturity date of the Company's $35.0 million revolving credit loan from DVI Business Credit Corporation has been extended to February 28, 2001.

[6]  EARNINGS PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:


                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------           -------------------------
                                                             1999               1998                1999            1998
                                                             ----               ----                ----            ----
In thousands, except per share data

Income (loss) before extraordinary item                    $(2,212)          $ 3,411              $ (3,639)        $ 4,157
Extraordinary item                                              --                --                 2,598              --
                                                           -------           -------              --------         -------
Net income (loss)                                          $(2,212)          $(3,411)             $ (1,041)        $ 4,157
                                                           =======           =======              ========         =======
BASIC EPS:

Weighted-average common shares outstanding                  22,736            22,821                22,730          22,759
                                                           =======           =======              ========         =======
EPS - income (loss) before extraordinary item              $  (.10)          $   .15              $   (.16)        $   .18
EPS - extraordinary item                                        --                --              $    .11              --
                                                           -------           -------              --------         -------
EPS - net income (loss)                                    $  (.10)          $   .15              $   (.05)        $   .18
                                                           =======           =======              ========         =======
DILUTED EPS:

Weighted-average common shares outstanding                  22,736            22,821                22,730          22,759
Stock options and warrants                                      --                 2                    --               6
Restricted stock grants                                         --               114                    --             126
Contingent shares                                               --               180                    --             224
                                                           -------           -------              --------         -------
Shares applicable to diluted earnings                       22,736            23,117                22,730          23,115
                                                           =======           =======              ========         =======
EPS - income (loss) before extraordinary item              $  (.10)          $   .15              $   (.16)        $   .18
EPS - extraordinary item                                        --                --              $    .11              --
                                                           -------           -------              --------         -------
EPS - net income (loss)                                    $  (.10)          $   .15              $   (.05)        $   .18
                                                           =======           =======              ========         =======


The Company had a loss before extraordinary item for the three and six months ended June 30, 1999, and all potentially dilutive securities were excluded from basic and diluted earnings per share during such period since the effect would be anti-dilutive. Additionally, certain potentially dilutive securities were excluded from basic and diluted earnings per share for the three months and six months ended June 30, 1998 because their effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 5.9 million and 5.8 million shares of the Company's Common Stock as of June 30, 1999 and 1998, respectively; (ii) 3.6 million and 7.8 million shares of the Company's Common Stock issuable upon conversion of convertible debt as of June 30, 1999 and 1998, respectively; (iii) unexercised restricted stock amounting to 170,400 shares of the Company's Common Stock as of June 30, 1999.

[7] SALES AND ACQUISITIONS OF BUSINESSES

During the second quarter of 1999, the Company acquired a facility for approximately $900,000 and merged its operations with an existing facility, and sold its interest in two facilities for approximately $1.3 million (which approximated the net carrying value of the assets sold).

[8] LITIGATION

Two suits have been filed against the Company by sellers of diagnostic imaging centers who received shares of the Company's Common Stock in partial payment of the purchase price for their centers and who allege that undisclosed facts regarding the background of Keith Greenberg, who had provided consulting services to the Company, were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al. v. US Diagnostic et al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its Common Stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. Non-binding mediation was held in June 1999, recessed and discussions continue. In the second such suit (Sanders et al. v. US Diagnostic et al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York seek to recover damages of up to $2.0 million but have been unable to substantiate this amount. A motion by the Company to dismiss the action is pending with the Court and non-binding mediation is scheduled for August 1999. The Company is vigorously defending both suits but there can be no assurances that the Company will prevail.

In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, and certain former officers and directors and other parties, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg who had provided consulting services to the Company, were material to the Trust's decision to sell the stock of U.S. Imaging, Inc. ("USI") to the Company in June 1996 and to receive 1,671,000 shares of Company Common Stock as partial consideration for the sale; and (b)the Trust was harmed by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. L.E. Richey, a former director and Chairman of the Board of the Company. The Plaintiff has not specified the amount of actual damages sought and the suit is in a very early stage. The Company intends to vigorously defend the suit, and believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. In April 1999, the Company sued United Radiology Associates, Inc. ("URA") for breach of contract and related claims relating to the sale of the stock of USI to URA by the Company in February 1999, and the Company simultaneously filed a claim against Dr. Richey for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA.

In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

In June 1997, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company in the Circuit Court of Montgomery County, Alabama, alleging breach of an alleged oral contract to provide radiology services (and subsequently amended its complaint to include additional related claims). Under its various claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million. In addition, Shelby Radiology sought punitive damages. On May 7, 1999 the jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages. The jury did not award any punitive damages. The verdict is not subject to execution during the post trial and appeals process due to the posting of a bond by the Company. The Company believes the verdict is unjustifiable and without merit. The Company intends to vigorously challenge the verdict through post-trial motions which have been filed with the trial court and, if relief is not granted, to appeal the verdict to the Alabama Supreme Court. There can be no assurances that the Company will prevail in its efforts.

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

Since late 1997 the Company has pursued a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and, under appropriate financial circumstances, engage in prudent acquisitions. In January and February of 1999, in two separate transactions, the Company sold its interest in certain subsidiaries located in Texas, for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities. The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt and to bolster the Company's cash reserves. In January 1999, the Company completed the repurchase in the open market of $12.5 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $9.1 million, resulting in a decrease in long-term debt and related interest expense. During the second quarter of 1999, the Company (i) acquired a facility for approximately $900,000 and merged its operations with an existing facility; (ii) sold its interest in two facilities for approximately $1.3 million (which approximated the net carrying value of the assets sold) and closed two centers; and (iii) opened three new centers.

The Company's strategy for the remainder of 1999 will be to continue the cost and debt reduction efforts, divest a few remaining underperforming centers, seek advantageous refinancing when and as market conditions permit, and pursue its long-term strategy set forth in Item 1, Business, in the Company's Form 10-K for the year ended December 31, 1998 ("Form 10-K").

The following table sets forth items of income and expense as a percentage of total revenues:


                                               Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                               ------------------    -----------------
                                               1999       1998       1999       1998
                                               ----       ----       ----       ----
Net revenue                                    100.0%     100.0%     100.0%     100.0%
                                               -----      -----      -----      -----
Operating Expenses

     General and administrative                 73.7       72.9       74.5       73.1
     Bad debt expense                            3.4        3.2        3.4        2.7
     Depreciation                               11.5        9.4       11.7        9.4
     Amortization                                3.0        2.2        3.0        2.6
     Stock-based compensation                     .4         .5         .4         .6
                                               -----      -----      -----      -----

Total Operating Expenses                        92.0       88.2       93.0       88.4
                                               -----      -----      -----      -----

Gain on Sale of Subsidiaries                      --       11.1         --        5.4
                                               -----      -----      -----      -----

Income from Operations                           8.0       22.9        7.0       17.0

Total Other Income (Expense)                   (10.3)      (9.2)     (10.7)      (8.6)
                                               -----      -----      -----      -----

Income (loss) before minority interest,
provision (benefit) for income taxes and
   Extraordinary items                          (2.3)      13.7       (3.7)       8.4

Minority interest and income tax
  provision (benefit)                            3.2        7.2         .9        4.5
                                               -----      -----      -----      -----
Income (Loss) Before Extraordinary
  Item                                          (5.5)       6.5       (4.6)       3.9

Extraordinary item, net of taxes                  --         --        3.3         --
                                               -----      -----      -----      -----
Net Income (Loss)                               (5.5)%      6.5%      (1.3)%      3.9%
                                               =====      =====      =====      =====

In May 1998, the Company sold certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. During 1998 and the first quarter of 1999, the Company sold several underperforming facilities which include United States Cancercare, Inc., US Heartcare Management, Inc., Integrated Health Concepts, Inc., and US Imaging, Inc. See "Overview" above and the Company's Form 10-K for the year ended December 31, 1998 for further information relating to these dispositions. During the second quarter of 1999, the Company sold its interest in two additional underperforming facilities. Collectively, these non-core assets and underperforming facilities are referred to as the "sold facilities".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998.

Net revenue for the three months ended June 30, 1999 (the "1999 three month period") decreased to $39.9 million from $52.5 million for the three months ended June 30, 1998 (the "1998 three month period"). The decrease resulted from the sale of the sold facilities. Excluding the net revenue generated by the sold facilities, net revenue increased by 4.8% to $39.8 million during the 1999 three month period, from $37.9 million during the 1998 three month period. The increase from 1998 to 1999 was due primarily to three new center openings as well as providing additional modalities at certain centers. For centers which were operational during the entire comparable 1998 and 1999 periods, revenue was approximately equal. However, second quarter 1999 revenues increased by approximately 4.0% over first quarter 1999 revenues for centers which were operational during both those periods.

General and Administrative ("G&A") expense decreased to $29.9 million (or 74.5% of revenue) during the 1999 three month period, compared to G&A expense of $38.2 (or 73.1% of revenue) million during the 1998 three month period. The decrease in G&A expense from 1998 to 1999 resulted to a large degree from the sale of the sold facilities. Excluding the sold facilities, G&A expense was $29.1 million (or 73.3% of revenue) during the 1999 three month period compared to $27.7 million (or 73.1% of revenue) during the 1998 three month period. As discussed in the paragraph above, the Company has opened three new centers and began providing additional modalities in certain facilities which results in additional G&A costs. However, new centers traditionally operate at a loss during the first six to nine months of operation contributing to the increase in G&A expense as a percentage of revenue. Additionally, certain of the Company's cost reduction plans implemented during 1999 did not have a full impact on the results for the 1999 three month period and are expected to be more fully realized throughout the remainder of the year. Overall, the Company has experienced an increase in it payroll expenses, which the Company believes is a result of wage inflation across the country, particularly for technical salaries.

Bad debt expense was $1.4 million (or 3.4% of revenue) during the 1999 three month period, compared to $1.7 million (or 3.2% of revenue) during the 1998 period. The 1998 amount is net of approximately $199,000 of bad debt recoveries of accounts receivable written off in 1997 in conjunction with the conversion of the billing system during that period. Excluding the bad debt recoveries, bad debt expense was $1.9 million (or 3.5% of revenue) during the 1998 three month period. Excluding the sold facilities, bad debt expense was $1.4 million (or 3.4% of revenue) during the 1999 three month period. For the 1998 three month period, bad debt expense excluding the sold facilities and excluding the bad debt recoveries was $1.2 million (or 3.2% of revenue).

Depreciation expense was $4.6 million during the 1999 three month period, compared to $4.9 million during the 1998 three month period. Depreciation expense decreased from 1998 to 1999 resulting from the sale of the sold facilities, which was partially offset by an increase relating to increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued enhancements to the new billing system.

Amortization expense was $1.2 million during the 1999 three month period compared to $1.1 million during the 1998 three month period.

Interest expense (excluding amortization of lender equity participation fees) decreased to $4.3 million, during the 1999 three month period, compared to $5.2 million during the 1998 three month period, resulting primarily from reduced debt in connection with the sale of the sold facilities. Total debt including capital leases outstanding amounted to $160.8 million as of June 30, 1999, compared to $192.0 million as of June 30, 1998.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, during late December 1998 and January 1999, the Company paid an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of a portion of the Company's Subordinated Convertible Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an 18 month period (the life of the related indebtedness). The amortization expense during 1999 three month period amounted to $463,000 and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

The Company had a basic and diluted loss per share of $.10 during the 1999 three month period compared to basic and diluted earnings per share of $.15 during the 1998 three month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998.

Net revenue for the six months ended June 30, 1999 (the "1999 six month period") decreased to $79.9 million from $106.9 million for the six months ended June 30, 1998 (the "1998 six month period"). The decrease resulted from the sale of the sold facilities. Excluding the net revenue generated by the sold facilities, net revenue increased by 4.6% to $78.0 million during the 1999 six month period, from $74.5 million during the 1998 six month period. The increase from 1998 to 1999 was due primarily to certain new center openings as well as providing additional modalities at certain centers. For centers opened during the entire comparable 1998 and 1999 periods, revenue was approximately equal.

General and Administrative ("G&A") expense decreased to $59.5 million (or 73.7% of revenue) during the 1999 six month period, compared to G&A expense of $78.1 million (or 72.9% of revenue) during the 1998 six month period. The decrease from 1998 to 1999 resulted primarily from the sale of the sold facilities. Excluding the sold facilities, G&A expense was $57.3 million (or 73.5% of revenue) during the 1999 six month period compared to $55.0 million (or 73.8% of revenue) during the 1998 six month period. G&A expense for the 1999 six month period was affected by the same factors discussed above with respect to the 1999 three month period.

Bad debt expense was $2.7 million (or 3.4% of revenue) during the 1999 six month period, compared to $2.9 million (or 2.7% of revenue) during the 1998 period. The 1998 amount is net of approximately $917,000 of bad debt recoveries of accounts receivable written off in 1997 in conjunction with the conversion of the billing system during that period. Excluding the bad debt recoveries, bad debt expense was $3.8 million (or 3.6% of revenue) during the 1998 six month period. Excluding the sold facilities, bad debt expense was $2.6 million (or 3.4% of revenue) during the 1999 six month period. For the 1998 six month period, bad debt expense excluding the sold facilities and excluding the bad debt recoveries was $2.3 million (or 3.1% of revenue).

Depreciation expense was $9.3 million during the 1999 six month period, compared to $10.1 million during the 1998 six month period. Depreciation expense decreased from 1998 to 1999 resulting from the sale of the sold facilities, which was partially offset by an increase relating to increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued enhancements to the new billing system.

Amortization expense was $2.4 million during the 1999 six month period compared to $2.7 million during the 1998 six month period.

Interest expense (excluding amortization of lender equity participation fees) decreased to $8.6 million during the 1999 six month period, compared to $10.6 million during the 1998 six month period. The reduction in interest expense from 1998 to 1999 resulted primarily from reduced debt in connection with the sale of the sold facilities, as well as debt reduction relating to the Debenture repurchases described above. Total debt including capital leases outstanding amounts to $160.8 million as of June 30, 1999, compared to $192.0 million as of June 30, 1998.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary gain net of taxes of $2.6 million during the 1999 six month period related to the repurchase of approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures for amounts less than the recorded amounts. Additionally, during late December 1998 and January 1999, the Company paid an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of the Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an eighteen month period (the life of the related indebtedness). The amortization expense during the 1999 six month period amounted to $963,000 and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

On a basic and diluted per share basis, the Company had a loss before extraordinary item of $.16, an extraordinary gain of $.11, and a net loss of $.05 during the 1999 six month period. The Company had basic and diluted earnings per share of $.18 during the 1998 six month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of $3.1 million, compared to $8.3 million at December 31, 1998. The decrease in working capital resulted primarily from a decrease in accounts receivable and certain other current assets relating to the facilities sold during the first quarter of 1999. The Company's primary short-term liquidity requirements as of June 30, 1999 include the current portion of long-term debt and capital leases (totaling $27.1 million), accounts payable, other current liabilities and capital expenditures related to the opening of new facilities, the replacement and enhancement of existing imaging equipment and facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash provided by operating activities during the 1999 six month period was $10.3 million, compared to $772,000 provided by operating activities during the 1998 six month period. During the 1998 six month period, the Company paid $5.3 million in shareholder class action settlement payables. Additionally, excluding changes in accounts receivable relating to the sold facilities, during the 1998 six month period, accounts receivable and other receivables increased by $9.7 million, compared to an increase of $2.4 million during the 1999 six month period. The reduced increase in accounts receivable and other receivables from 1998 to 1999 resulted from improved collection efforts during the 1999 six month period.

Net cash used in investing activities was $278,000 during the 1999 six month period, compared to net cash provided by investing activities of $19.6 million during the 1998 six month period. During the 1999 six month period, the Company received $9.1 million in net cash proceeds from the sale of certain facilities, compared to $31.7 million received from the sale of certain facilities during the 1998 six month period. Equipment purchases were $9.5 million during the 1999 six month period, compared to $12.2 million during the 1998 six month period.

Net cash used in financing activities was $10.4 million during the 1999 six month period, compared to $24.8 million used in financing activities during the 1998 six month period. Proceeds from new borrowings totaled $24.0 million during the 1999 six month period, compared to $15.2 million during the 1998 six month period. Repayments of notes and capital leases totaled $26.5 million during the 1999 six month period, compared to $39.9 million during the 1998 six month period. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of Debentures.

The Company continues to implement its strategy to reduce debt and increase cash flows as more fully described in "Overview" above. Although there can be no assurance, based on its current operations and financial condition, the Company believes that it has or can obtain sufficient financial resources to satisfy its liquidity and working capital requirements for the foreseeable future. As of June 30, 1999, the Company has approximately $4.2 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Part II - Item 3 - Legal Proceedings and
Note 8 of Notes to Condensed Consolidated Financial Statements.

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

The Company has established a multi-phased Year 2000 Readiness Program consisting of an "Assessment Phase", "Planning Phase", "Implementation Phase", "Testing/Certification Phase" and a "Recovery Plan Phase" and a timetable to address Year 2000 compliance issues for all of its internal information technology ("IT") consisting of computer software, hardware, bundled components, development and support tools. The Company has adopted a rigorous battery of tests to ensure Year 2000 compliance in its IT. The majority of the PCs in use throughout the offices and facilities were purchased within the past two years. The Company will be using testing products to test the PCs basic input-output system. As a part of the Assessment and Planning Phases, the Company performed a ground-up review of its software application design and application code-review processes to ensure Year 2000 compliance from project initialization to completion.

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

The Company is reviewing the computer applications of its significant payors, consisting of Medicare, Medicaid and private insurance carriers, to determine whether such applications will be upgraded before January 1, 2000. News reports have indicated that various agencies of the federal government, including the Health Care Financing Administration, which administers Medicare, may have difficulty becoming fully Year 2000 compliant before January 1, 2000. During the six months ended June 30, 1999 revenue generated under Medicare billings amounted to approximately 12.4% of gross billings for such period. The Company has requested written confirmation from each of its private insurance carriers and Medicare of their Year 2000 compliance status.

The Company's Assessment and Planning Phases with respect to IT issues have been completed at a cost of approximately $25,000; the next phase to be executed is the Implementation Phase to be followed by the Testing/Certification Phase. The Company is 90% complete in its Year 2000 Readiness Program for IT issues and has spent approximately $70,000, all of which has been expensed to operations. IT Y2K issue compliance is projected to be completed by the end of August 1999.

The Company anticipates completing its Assessment and Planning Phases for non-IT imaging systems for Year 2000 issues by the end of the third quarter of 1999. The Company is testing 100% of the imaging equipment (CT and MRI) in its facilities during non-business hours and has completed approximately 60% of its facility reviews. To date, the Company has tested at least one of every type of other system owned and has determined that there are no substantial Year 2000 related issues that need to be addressed. As part of the Implementation Phase, the Company has completed conversion of about 60% of its non-compliant equipment, which represents approximately 20% of the Company's total imaging equipment. All testing and conversion of critical and non-critical medical imaging systems is scheduled for completion by the end of the third quarter of 1999.

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

ITEM 3. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at June 30, 1999. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted average interest rates for the various liabilities presented are as of June 30, 1998.

  In thousands

                                                    Principal Amount Maturing on June 30:
                                    -------------------------------------------------------------------     Fair Value
                                    2000       2001      2002        2003     2004   Thereafter   Total     at 6/30/99
                                    ----       ----      ----        ----     ----   ----------   -----     ----------
Interest Sensitive
 Liabilities:

Long-term debt
 Adjustable-rate
 borrowings                       $    48    $13,860    $    58    $   64    $    70    $  826    $ 14,926    $ 14,926

Average interest Rate                9.07%      9.75%      9.07%     9.07%      9.07%     9.07%       9.70%

Long-term debt
 Fixed-rate Borrowings             21,571     31,040     39,404     6,473     25,732     3,337     127,557     127,557

Average interest Rate               10.15%      8.83%     10.45%    10.26%      9.02%    10.38%       9.41%

Capitalized lease obligations
 Fixed-rate borrowings              5,499      4,602      3,977     3,058      1,216        --      18,352      18,352

Average interest Rate               10.20%     10.31%     10.56%    10.56%     10.38%       --       10.38%
                                  -------    -------    -------    ------    -------    ------    --------    --------
Total long-term debt and
  Obligation under
  capital Leases                  $27,118    $49,502    $43,439    $9,595    $27,018    $4,163    $160,835    $160,835
                                  =======    =======    =======    ======    =======    ======    ========    ========
Total weighted average
  interest rate of all
  debt and capital leases           10.14%      9.23%     10.46%    10.35%      9.08%     9.34%       9.76%
                                  =======    =======    =======    ======    =======    ======    ========

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, and certain former officers and directors and other parties, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg who had provided consulting services to the Company, were material to the Trust's decision to sell the stock of U.S. Imaging, Inc. ("USI") to the Company in June 1996 and to receive 1,671,000 shares of Company Common Stock as partial consideration for the sale; and (b)the Trust was harmed by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. L.E. Richey, a former director and Chairman of the Board of the Company. The Plaintiff has not specified the amount of actual damages sought and the suit is in a very early stage. The Company intends to vigorously defend the suit, and believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. In April 1999, the Company sued United Radiology Associates, Inc. ("URA") for breach of contract and related claims relating to the sale of the stock of USI to URA by the Company in February 1999, and the Company simultaneously filed a claim against Dr. Richey for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Stockholders held on June 10, 1999, the stockholders of the Company voted upon and elected the following directors:

       DIRECTOR NOMINEE                VOTES CAST FOR          VOTES WITHHELD
       ----------------                --------------          --------------
       C. Keith Hartley                  19,973,743                459,898
       Kenneth R. Jennings               20,064,113                369,528
       David McIntosh                    19,974,113                459,528
       Michael A. O'Hanlon               19,974,113                459,528
       Joseph A. Paul                    20,062,243                311,398

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         EXHIBIT                    DESCRIPTION
         -------                    -----------
          27                        Financial Data Schedule.

(b) A report on Form 8-K dated April 7, 1999 was filed during the quarter ended June 30, 1999 disclosing an Item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      US DIAGNOSTIC INC.

Dated:  August 12, 1999               By: /s/ JOSEPH A. PAUL
                                          -------------------------------------
                                          Joseph A. Paul
                                          President and Chief Executive Officer



                                      By: /s/ J. WAYNE MOOR
                                          -------------------------------------
                                          J. Wayne Moor
                                          Executive Vice President and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


       27           Financial Data Schedule