Form 10-Q
period 1999-09-30
U S DIAGNOSTIC INC
filed 1999-11-12
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                  -----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                     Outstanding at November 10, 1999:
                 -----                     ---------------------------------
     Common Stock, $.01 par value                  22,636,233 shares

                               US DIAGNOSTIC INC.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration factors, collections of accounts receivable, available financing or available refinancing for existing debt, the ability to sell non-core or underperforming assets at fair market value, cash flow and working capital availability, any unanticipated impact of the Year 2000, including delays or changes in costs of the Company's Year 2000 compliance program, or the failure of major vendors, payers, service providers and others with whom the Company does business to resolve their own Year 2000 issues on a timely basis, the Company's inability to carry out its strategy and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

In thousands, except per share data                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                1999             1998
                                                                           -------------    --------------
                                                                             (UNAUDITED)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  7,622       $   9,177
   Accounts receivable, net of allowance for bad debts of
       $7,291 and $8,300 in 1999 and 1998, respectively                          42,497          43,405
    Other receivables
                                                                                  4,119           6,886
    Prepaid expenses and other current assets                                     4,568           5,263
                                                                              ---------       ---------
       TOTAL CURRENT ASSETS                                                      58,806          64,731
                                                                              ---------       ---------

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $43,106 and $39,475 in 1999 and 1998, respectively            84,968          91,345



INTANGIBLE ASSETS, net of accumulated amortization of $14,799
    and $11,773 in 1999 and 1998, respectively                                   72,365          75,445

OTHER ASSETS                                                                      3,540           5,049

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                         1,056           1,260
                                                                              ---------       ---------
    TOTAL ASSETS                                                              $ 220,735       $ 237,830
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $ 28,107       $  24,695
     Current portion of long-term debt                                           22,232          20,982
     Obligations under capital leases - current portion                           5,327           6,257
     Other current liabilities                                                    2,142           4,522
                                                                              ---------       ---------
         TOTAL CURRENT LIABILITIES                                               57,808          56,456
                                                                              ---------       ---------

Subordinated convertible debentures                                              21,727          33,969
Long-term debt, net of current portion                                           94,042         100,956
Obligations under capital leases, net of current portion                         12,871          10,227
Other liabilities                                                                 2,766           2,549
                                                                              ---------       ---------
         TOTAL LIABILITIES                                                      189,214         204,157
                                                                              ---------       ---------

MINORITY INTEREST                                                                 3,464           2,120

COMMITMENTS AND CONTINGENCIES (Note 8)                                               --              --

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 5,000,000 shares authorized; none
       issued                                                                        --              --
     Common stock, $.01 par value; 50,000,000 shares authorized;
        22,741,233 and 22,712,433 shares issued and outstanding,
        respectively                                                                227             227
     Additional paid-in capital                                                 148,047         148,047
     Deferred stock-based compensation
                                                                                   (514)           (973)
     Accumulated deficit                                                       (119,703)       (115,748)
                                                                              ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                               28,057          31,553
                                                                              ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 220,735       $ 237,830
                                                                              =========       =========


 See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


    In thousands, except per share data
                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------    -------------------------------
                                                          1999              1998            1999              1998
                                                   ---------------   --------------    ---------------   -------------
NET REVENUE                                           $ 38,469          $ 46,289          $ 118,326          $ 153,206
                                                      --------          --------          ---------          ---------
OPERATING EXPENSES
     General and administrative                         29,995            35,104             89,496            113,276
     Bad debt expense                                    1,786             1,005              4,487              3,918
     Depreciation                                        4,596             4,921             13,910             14,997
     Amortization                                        1,279             1,115              3,697              3,851
     Stock-based compensation                              106               276                459                914
                                                      --------          --------          ---------          ---------
       TOTAL OPERATING EXPENSES                         37,762            42,421            112,049            136,956
                                                      --------          --------          ---------          ---------

GAIN ON SALE OF SUBSIDIARIES                             1,720               377              1,720              6,182
                                                      --------          --------          ---------          ---------

INCOME FROM OPERATIONS                                   2,427             4,245              7,997             22,432
                                                      --------          --------          ---------          ---------
OTHER INCOME (EXPENSE)
     Interest expense                                   (4,396)           (5,215)           (13,042)           (15,827)
     Amortization of lender equity
         participation fees                               (463)               --             (1,389)                --
     Interest and other income                             298               575              1,391              1,987
                                                      --------          --------          ---------          ---------
       TOTAL OTHER INCOME (EXPENSE)                     (4,561)           (4,640)           (13,040)           (13,840)
                                                      --------          --------          ---------          ---------
Income (loss) before minority interest,
   provision (benefit) for income taxes
   and extraordinary item                               (2,134)             (395)            (5,043)             8,592
Minority interest in income of subsidiaries                816               673              2,388              2,034
                                                      --------          --------          ---------          ---------
Income (loss) before provision (benefit) for
   income taxes and extraordinary item                  (2,950)           (1,068)            (7,431)             6,558
Provision (benefit) for income taxes                       (36)              356               (878)             3,825
                                                      --------          --------          ---------          ---------

     INCOME (LOSS) BEFORE EXTRAORDINARY
         ITEM                                           (2,914)           (1,424)            (6,553)             2,733

EXTRAORDINARY ITEM, NET OF TAXES                            --                --              2,598                 --
                                                      --------          --------          ---------          ---------

NET INCOME (LOSS)                                     $ (2,914)         $ (1,424)         $  (3,955)         $   2,733
                                                      ========          ========          =========          =========

BASIC EARNINGS (LOSS) PER COMMON SHARE
      Income (loss) before extraordinary item         $   (.13)         $   (.06)         $    (.28)         $     .12
      Extraordinary item                                    --                --                .11                 --
                                                      --------          --------          ---------          ---------
     Net income (loss)                                $   (.13)         $   (.06)         $    (.17)         $     .12
                                                      ========          ========          =========          =========

     Average common shares outstanding                  22,741            22,710             22,734             22,655
                                                      ========          ========          =========          =========

DILUTED EARNINGS PER COMMON SHARE
      Income (loss) before extraordinary item         $   (.13)         $   (.06)         $    (.28)         $     .12
      Extraordinary item                                    --                --                .11                 --
                                                      --------          --------          ---------          ---------
      Net income (loss)                               $   (.13)         $   (.06)         $    (.17)         $     .12
                                                      ========          ========          =========          =========

      Average common and dilutive
          equivalent shares outstanding                 22,741            22,710             22,734             22,942
                                                      ========          ========          =========          =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
------------------------------------------------------------------------------


In thousands

                                                                                                            TOTAL
                                       COMMON     COMMON      PAID-IN       DEFERRED     ACCUMULATED    STOCKHOLDERS'
                                       SHARES      STOCK      CAPITAL     COMPENSATION     DEFICIT         EQUITY
                                       ------      -----      -------     ------------     -------      -------------
BALANCE - JANUARY 1, 1999               22,712      $227      $148,047       (973)      $(115,748)      $ 31,553
Restricted stock issued                     29        --            --         --              --             --

Amortization of deferred
  compensation                              --        --            --        459              --            459
 Net loss                                   --        --            --         --          (3,955)        (3,955)
                                        ------      ----      --------       ----       ---------       --------
BALANCE - SEPTEMBER 30, 1999            22,741      $227      $148,047      $(514)      $(119,703)      $ 28,057
                                        ======      ====      ========       ====       =========       ========


















See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
------------------------------------------------------------------------------

In thousands

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                                  1999           1998
                                                                                  ----           ----
OPERATING ACTIVITIES
      NET CASH - OPERATING ACTIVITIES                                           $ 13,512       $  6,798
                                                                                --------       --------

INVESTING ACTIVITIES
      Purchases of equipment                                                      (9,723)       (14,789)
      Acquisitions, net of cash                                                     (269)            --
      Proceeds from the sale of subsidiaries, net of cash retained
        by purchasers                                                             12,168         31,678
      Other                                                                         (176)            71
                                                                                --------       --------

      NET CASH - INVESTING ACTIVITIES                                              2,000         16,960
                                                                                --------       --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                                    24,560         17,356
      Purchase of subordinated convertible debentures                             (7,925)            --
      Repayments of notes payable and
          obligations under capital leases                                       (33,702)       (48,793)
                                                                                --------       --------
      NET CASH - FINANCING ACTIVITIES                                            (17,067)       (31,437)
                                                                                --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,555)        (7,679)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    9,177         17,460
                                                                                --------       --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  7,622       $  9,781
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                                                  $ 12,471       $ 16,110
      Income taxes paid                                                         $    464       $  2,894



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Borrowings under capitalized leases were $5.6 million and $5.3 million during 1999 and 1998, respectively. The value of shares of common stock released from escrow in 1998 relating to prior acquisitions was $1.2 million. The value of 206,000 shares of common stock repurchased by issuing debt and subsequently retired in 1998 was $1.9 million.

During 1998, long-term debt and capital lease obligations decreased $10.7 million as a result of the sale of certain subsidiaries, and increased by $6.4 million as a result of the purchase and consolidation of the remaining 50% interest in a subsidiary.

The long-term debt and certain long-term assets increased by $637,000 and $500,000 in 1999 and 1998, respectively, resulting from the purchase of the operating assets of an imaging center.





See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements as of September 30, 1999, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                   September 30,  December 31,        Estimated
                                                       1999           1998           Useful Life
                                                   ------------   ------------       -----------
Land                                               $  1,868       $  1,868          N/A
Buildings                                             5,561          5,561          40 Years
Medical equipment                                    88,333         90,462          7 Years
Furniture and fixtures                                3,033          3,451          7-10 Years
Office, data processing equipment and software       10,559         11,351          3-10 Years
Vehicles                                                572            626          3 Years
Leasehold improvements                               18,148         17,501          10 Years
                                                    ----------------------
    Total                                           128,074        130,820

Less:  accumulated depreciation
       and amortization                             (43,106)      (39,475)
                                                    ----------------------

Property and equipment, net                        $ 84,968       $91,345
                                                    ======================



Included in property and equipment is equipment under capital leases amounting to $35.1 million and $28.9 million at September 30, 1999 and December 31,
1998, respectively. Accumulated depreciation for equipment under capital leases was $11.9 million and $9.1 million as of September 30, 1999 and December 31, 1998, respectively.

Depreciation expense amounted to $4.6 million and $13.9 million during the three and nine months ended September 30, 1999, respectively, of which $1.0 million and $3.1 million, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $4.9 million and $15.0 million during the three and nine months ended September 30, 1998, respectively, of which $1.1 million and $3.2 million, respectively, was attributed to equipment under capital leases.

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

  In thousands

                                        September 30,         December 31,          Estimated
                                           1999                  1998              Useful Life
                                       --------------         ------------         -----------

Goodwill                                  $ 80,606             $ 80,660             20 Years
Covenants not to compete                     3,192                3,192             3-10 Years
Customer lists                               3,189                3,189             15 Years
Other intangibles                              177                  177             3-5 Years
                                       --------------         ------------
Total                                       87,164               87,218

Less: accumulated amortization             (14,799)             (11,773)
                                       --------------         ------------
         Intangibles, net                 $ 72,365             $ 75,445
                                       ==============         ============


Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. The Company believes that a twenty-year amortization policy for goodwill is reasonable based upon current and expected operating results of the businesses acquired. On an ongoing basis, the Company measures realizability of goodwill. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]  DEBT

In connection with consummation of the sale of US Imaging, Inc. and Integrated Health Concepts, Inc. during the first quarter of 1999, long term debt and capital leases decreased by an aggregate of $8.8 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which originally matured on June 21, 2000 and was subsequently extended to July 1, 2001. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVI Private Capital. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is included in interest expense. The equity participation fees were capitalized to other assets in the accompanying Condensed Consolidated Balance Sheets and the amortization of such amount is classified as amortization of lender equity participation fees. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $2.6 million during the first quarter of 1999. As of September 30, 1999, the balances outstanding under the Debentures were $21.7 million, and $22.0 million was drawn against the loan agreement.

The maturity date of the Company's $35.0 million revolving credit loan from DVI Business Credit Corporation has been extended to February 28, 2001.

[6]  EARNINGS PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                             -----------------------                   --------------------
                                                             1999               1998                   1999            1998
                                                             ----               ----                   ----            ----
In thousands, except per share data

Income (loss) before extraordinary item                  $ (2,914)            $ (1,424)            $   (6,553)            $ 2,733
Extraordinary item                                             --                   --                  2,598                  --
                                                         --------             --------             ----------             -------
Net income (loss)                                        $ (2,914)            $ (1,424)            $   (3,955)            $ 2,733
                                                         ========             ========             ==========             =======
E
BASIC EPS:

Weighted-average common shares outstanding                 22,741               22,710                 22,734              22,655
                                                         ========             ========             ==========             =======
EPS - income (loss) before extraordinary item            $   (.13)            $   (.06)            $     (.28)            $   .12
EPS - extraordinary item                                       --                   --                    .11                  --
                                                         --------             --------             ----------             -------
EPS - net income (loss)                                  $   (.13)            $   (.06)            $     (.17)            $   .12
                                                         ========             ========             ==========             =======

DILUTED EPS:

Weighted-average common shares outstanding                 22,741               22,710                 22,734              22,655
Stock options and warrants                                     --                   --                     --                   4
Restricted stock grants                                        --                   --                     --                 134
Contingent shares                                              --                   --                     --                 149
                                                         --------             --------             ----------             -------
Shares applicable to diluted earnings                      22,741               22,710                 22,734              22,942
                                                         ========             ========             ==========             =======

EPS - income (loss) before extraordinary item            $   (.13)            $   (.06)            $     (.28)            $   .12
EPS - extraordinary item                                       --                   --                    .11                  --
                                                         --------             --------             ----------             -------
EPS - net income (loss)                                  $   (.13)            $   (.06)            $     (.17)            $   .12
                                                         ========             ========             ==========             =======


The Company had a loss before extraordinary item for the three and nine months ended September 30, 1999, and for the three months ended 1998, and all potentially dilutive securities were excluded from basic and diluted earnings per share during such period since the effect would be anti-dilutive. Additionally, certain potentially dilutive securities were excluded from basic and diluted earnings per share for the nine months ended September 30, 1998 because their effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 5.8 million and 6.3 million shares of the Company's Common Stock as of September 30, 1999 and 1998, respectively; (ii) 3.6 million and 7.6 million shares of the Company's Common Stock issuable upon conversion of convertible debt as of September 30, 1999 and 1998, respectively; and (iii) unexercised restricted stock amounting to 170,400 shares of the Company's Common Stock as of September 30, 1999.

[7] SALES AND ACQUISITIONS OF BUSINESSES

In September 1999, the Company sold a facility for $2.75 million in cash resulting in a gain of approximately $1.7 million.

[8] LITIGATION

Two suits were filed in 1997 against the Company by sellers of diagnostic imaging centers who received shares of the Company's Common Stock in partial payment of the purchase price for their centers and who alleged that undisclosed facts regarding the background of Keith Greenberg, who had provided consulting services to the Company, were material to their decision to sell. In connection with the first of these actions (Centre Commons MRI Ltd., et al. v. US Diagnostic et al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania seek to compel the Company to repurchase approximately 750,000 shares of its Common Stock at a price of $12.125 per share and also allege that the Company's failure to register such shares under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a written contract, diminished their value. Even if registered, the shares were subject to limited releases from lock-up until July 1997 when they became tradable pursuant to Rule 144 without the need for registration. Non-binding mediation was held in June 1999 and recessed although settlement discussions continue. Depositions have been scheduled. In the second such suit (Sanders et al. v. US Diagnostic et al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York sought to recover damages of up to $2.0 million. At non-binding mediation held in August 1999, the matter was settled for a payment by the Company of an immaterial amount. The Company is vigorously defending the remaining suit but there can be no assurances that the Company will prevail.

In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, and certain former officers and directors and other parties, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg who had provided consulting services to the Company, were material to the Trust's decision to sell the stock of U.S. Imaging, Inc. ("USI") to the Company in June 1996 and to receive 1,671,000 shares of Company Common Stock as partial consideration for the sale; and
(b)the Trust was harmed by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. L.E. Richey, a former director and Chairman of the Board of the Company.
The Plaintiff has not specified the amount of actual damages sought and the suit is in a very early stage. The Company intends to vigorously defend the suit, and believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of USI to URA by the Company in February
1999, and the Company simultaneously filed a claim in the same court against Dr. Richey for breach of a personal guaranty in connection therewith. Dr.
Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. Although there can be no assurances, the Company intends to prosecute its suits against URA and Dr. Richey vigorously and believes it has substantive defenses to URA's counterclaims.

In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

In June 1997, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company in the Circuit Court of Montgomery County, Alabama, alleging breach of an alleged oral contract to provide radiology services (and subsequently amended its complaint to include additional related claims). Under its various claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million. In addition, Shelby Radiology sought punitive damages. On May 7, 1999 the jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages. The jury did not award any punitive damages. The verdict is not subject to execution during the post trial and appeals process due to the posting of a bond by the Company. The Company believes the verdict is unjustifiable and without merit. Customary post-trial motions were filed with the trial court but were not granted. The Company intends to challenge the verdict by appeal to the Alabama Supreme Court. A notice of appeal has been filed. There can be no assurances that the Company will prevail in its efforts.

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

Since late 1997, the Company has pursued a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and, under appropriate financial circumstances, engage in prudent acquisitions. In January and February of 1999, in two separate transactions, the Company sold its interest in certain subsidiaries located in Texas, for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities. The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt and to bolster the Company's cash reserves. In January 1999, the Company completed the repurchase in the open market of $12.5 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $9.1 million, resulting in a decrease in long-term debt and related interest expense. During the second and third quarters of 1999, the Company (i) acquired a facility for approximately $900,000 and merged its operations with an existing facility; (ii) sold its interest in three facilities for approximately $4.0 million (which resulted in a gain of approximately 1.7 million) and closed two centers; and (iii) opened three new centers.

The Company's strategy for the remainder of 1999 will be to continue the cost and debt reduction efforts, divest a few remaining underperforming centers, seek advantageous refinancing when and as market conditions permit, and pursue its long-term strategy set forth in Item 1, Business, in the Company's Form 10-K for the year ended December 31, 1998 ("Form 10-K").

In May 1998, the Company sold certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. During 1998 and the first quarter of 1999, the Company sold several underperforming facilities which include United States Cancercare, Inc., US Heartcare Management, Inc., Integrated Health Concepts, Inc., and US Imaging, Inc. See "Overview" above and the Company's Form 10-K for the year ended December 31, 1998 for further information relating to these dispositions. During the second and third quarter of 1999, the Company sold its interest in three additional facilities. Collectively, these non-core assets and facilities are referred to as the "sold facilities".

The following table sets forth items of income and expense as a percentage of total revenues:

                                                       Three Months
                                                          Ended                     Nine Months
                                                      September 30,             Ended September 30,
                                                 ---------------------          --------------------
                                                 1999             1998           1999           1998
                                                 ----             ----           ----           ----
Net revenue                                       100.0 %        100.0 %        100.0 %         100.0 %
                                                  -----          -----          -----           -----

Operating expenses
  General and administrative                       78.0           75.8           75.6            73.9
  Bad debt expense                                  4.6            2.2            3.8             2.6
  Depreciation                                     11.9           10.6           11.8             9.8
  Amortization                                      3.3            2.4            3.1             2.5
  Stock-based compensation                          0.4            0.6            0.4             0.6
                                                  -----          -----          -----           -----

Total operating expenses                           98.2           91.6           94.7            89.4
                                                 -----          -----          -----           -----

Gain on sale of subsidiaries                        4.5            0.8            1.5             4.0
                                                  -----          -----          -----           -----

Income from operations                              6.3            9.2            6.8            14.6

Total other income (expense)                      (11.9)         (10.1)         (11.0)           (9.0)
                                                  -----          -----          -----           -----

Income (loss) before minority interest,
provision (benefit) for income taxes
and extraordinary items                            (5.6)          (0.9)          (4.2)            5.6

Minority interest and income tax
provision (benefit)                                 2.0            2.2            1.3             3.8
                                                  -----          -----          -----           -----
Income (loss) before extraordinary
  item                                             (7.6)          (3.1)          (5.5)            1.8
Extraordinary item, net of taxes
                                                     --             --            2.2             --
                                                  -----          -----          -----           -----
Net Income (loss)                                  (7.6)%        (3.1)%         (3.3)%           1.8%
                                                  =====          =====          =====           =====



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998.


Net revenue for the three months ended September 30, 1999 (the "1999 three month period") decreased by $7.8 million to $38.5 million from $46.3 million for the three months ended September 30, 1998 (the "1998 three month period"). The decrease in revenue is due to the fact that the Company has sold or closed 28 centers since September 30, 1998. Excluding the net revenue generated by the sold facilities, net revenue increased by $1.2 million to $37.8 million during the 1999 three month period, from $36.6 million during the 1998 three month period. The increase from 1998 to 1999 was due primarily to three new center openings as well as providing additional modalities at certain centers. For centers which were operational during the entire comparable 1998 and 1999 periods, revenue was adversely affected due to the loss of a fee for service contract in June of 1999 and the renegotiation of reimbursement under a contractual arrangement with a group of New York centers that resulted in a one time reduction. These items reduced revenue by $538,000 for the quarter. To a lesser extent, net revenue was also negatively impacted by a shift in mix of both payors and modalities.

General and Administrative ("G&A") expense decreased to $30.0 million (or 78.0% of revenue) during the 1999 three month period, compared to G&A expense of $35.1 (or 75.8% of revenue) million during the 1998 three month period. The decrease in G&A expense from 1998 to 1999 resulted to a large degree from the sale of the sold facilities. Excluding the sold facilities, G&A expense was $29.6 million (or 78.3% of revenue) during the 1999 three month period, compared to $26.9 million (or 73.5% of revenue) during the 1998 three month period. As discussed in the paragraph above, the Company has opened three new centers and added modalities in certain facilities which resulted in additional G&A costs. New centers traditionally operate at a loss during the first six to nine months of operation contributing to the increase in G&A expense as a percentage of revenue. Additionally, certain of the Company's cost reduction plans are still in the process of being implemented, thus did not have a full impact on the results for the 1999 three month period and are expected to be more fully realized throughout the remainder of the year. Further negative impact to the Company's G&A expense in the 1999 three month period resulted from the Company recording a $182,000 charge in connection with the renegotiation of its service costs under its national agreement with General Electric. Finally, overall, the Company has experienced an increase in its payroll expenses, which the Company believes is a result of wage inflation across the country, particularly for technical salaries.

Bad debt expense was $1.8 million (or 4.6% of revenue) during the 1999 three month period, compared to $1.0 million (or 2.2% of revenue) during the 1998 period. The 1998 amount is net of approximately $400,000 of bad debt recoveries recoveries recorded in the 1998 three month period for accounts receivable written off in 1997. Excluding the bad debt recoveries, bad debt expense was $1.4 million (or 3.0% of revenue) during the 1998 period. Bad debt expense in the 1999 three month period increased due to additional bad debt expense of $427,000 recorded for a group of California centers adversely effected by the bankruptcy of a third party payor.

Depreciation expense was $4.6 million during the 1999 three month period, compared to $4.9 million during the 1998 three month period. Excluding the sold facilities, depreciation expense was $4.4 million during the 1999 three month period, compared to $3.9 million during the 1998 three month period. The decrease in depreciation expense from 1998 to 1999 resulting from the sale of the sold facilities was partially offset by increases relating to additions to property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and continued enhancements to the new billing system.

Amortization expense was consistent for the 1999 and 1998 three month periods.

Interest expense (excluding amortization of lender equity participation fees of $463,000 for the 1999 three month period) decreased to $4.4 million, during the 1999 three month period, compared to $5.2 million during the 1998 three month period, resulting from debt reductions in connection with the sale of the sold facilities and repayments of notes and capital lease obligations in excess of new borrowings. Total debt including capital leases outstanding amounted to $156.2 million as of September 30, 1999, compared to $189.7 million as of September 30, 1998.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, as well as Note 7 of the Notes to the Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1998, during late December 1998 and January 1999, the Company paid an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of a portion of the Company's Subordinated Convertible Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an 18 month period (the original term of the related indebtedness). The amortization expense during 1999 three month period amounted to $463,000 and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

The Company had a basic and diluted loss per share of $.13 during the 1999 three month period compared to basic and diluted earnings per share of $.06 during the 1998 three month period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net revenue for the nine months ended September 30, 1999 (the "1999 nine month period") decreased to $118.3 million from $153.2 million for the nine months ended September 30, 1998 (the "1998 nine month period"). The decrease is due to the Company selling or closing 28 centers since September 30, 1998, as well as the fact that the Company sold or closed 13 centers in the first nine months of 1998, most of which were part of the Company's very profitable mobile imaging division. Excluding the net revenue generated by the sold facilities, net revenue increased by $4.6 million to $115.7 million during the 1999 nine month period from $111.1 million during the 1998 nine month period. The increase from 1998 to 1999 was due primarily to certain new center openings as well as adding modalities at certain centers. For centers opened during the entire comparable 1998 and 1999 periods, revenue was approximately equal.

General and Administrative ("G&A") expense decreased to $89.5 million (or 75.6% of revenue) during the 1999 nine month period, compared to G&A expense of $113.3 million (or 73.9% of revenue) during the 1998 nine month period. The decrease from 1998 to 1999 resulted primarily from the sale of the sold facilities. Excluding the sold facilities, G&A expense was $86.9 million (or 75.1% of revenue) during the 1999 three month period, compared to $81.9 million (or 73.7% of revenue) during the 1998 three month period. G&A expense for the 1999 nine month period was affected by the same factors discussed above with respect to the 1999 three month period.

Bad debt expense was $4.5 million (or 3.8% of revenue) during the 1999 nine month period, compared to $3.9 million (or 2.6% of revenue) during the 1998 period. The 1998 amount is net of approximately $1.3 million of bad debt recoveries of accounts receivable written off in 1997 in conjunction with the conversion of the billing system during that period. Excluding the bad debt recoveries, bad debt expense was $5.2 million (or 3.4% of revenue) during the 1998 nine month period. Excluding the effect of both the sold facilities and bad debt recoveries, bad debt expense was $4.4 million (or 3.8% of revenue) during the 1999 nine month period, compared to $3.8 million (or 3.4% of revenue) during the similar 1998 nine month period. Bad debt expense for the 1999 nine month period was affected by the same factors discussed above with respect to the 1999 three month period.

Depreciation expense was $13.9 million during the 1999 nine month period, compared to $15.0 million during the 1998 nine month period. Excluding the sold facilities, depreciation expense was $13.6 million and 11.5 million during the 1999 and 1998 nine month periods, respectively. Depreciation expense for the 1999 nine month period was affected by the same factors discussed above with respect to the 1999 three month period.

Amortization expense was $3.7 million during the 1999 nine month period compared to $3.9 million during the 1998 nine month period.

Interest expense (excluding amortization of lender equity participation fees of $1.4 million in the 1999 nine month period) decreased to $13.0 million during the 1999 nine month period, compared to $15.9 million during the 1998 nine month period. The reduction in interest expense from 1998 to 1999 resulted from debt reductions in connection with the sale of the sold facilities and repayments of notes and capital lease obligations in excess of new borrowing, as well as debt reduction relating to the Debenture repurchases described above. Total debt including capital leases outstanding amounted to $156.2 million as of September 30, 1999, compared to $189.7 million as of September 30, 1998.

As further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary gain net of taxes of $2.6 million during the 1999 nine month period related to the repurchase of approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures for amounts less than the recorded amounts. Additionally, during late December 1998 and January 1999, the Company paid an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of the Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an eighteen month period (the original term of the related indebtedness). The amortization expense during the 1999 nine month period amounted to $1.4 million and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

On a basic and diluted per share basis, the Company had a loss before extraordinary item of $.28, an extraordinary gain of $.11, and a net loss of $.17 during the 1999 nine month period. The Company had basic and diluted earnings per share of $.12 during the 1998 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $1.0 million, compared to $8.3 million at December 31, 1998. The decrease in working capital resulted primarily from a decrease in accounts receivable and certain other current assets relating to the facilities sold during the first quarter of 1999. The Company's primary short-term liquidity requirements as of September 30, 1999 include the current portion of long-term debt and capital leases (totaling $27.6 million), accounts payable, other current liabilities and capital expenditures related to the opening of new facilities, the replacement and enhancement of existing imaging equipment and facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash provided by operating activities during the 1999 nine month period was $13.5 million, compared to $6.8 million provided by operating activities during the 1998 nine month period. During the 1998 nine month period, the Company paid $5.3 million in shareholder class action settlement payables. Excluding changes in accounts receivable relating to the sold facilities, during the 1998 nine month period, accounts receivable and other receivables increased by $9.4 million, compared to an increase of $5.7 million during the 1999 nine month period. The reduced increase in accounts receivable and other receivables from 1998 to 1999 resulted from improved collection efforts during the 1999 nine month period. While collections of accounts receivable for the 1999 nine month period were improved as compared to the 1998 nine month period, receivable balances grew in the 1999 third quarter by $3.3 million from balances as of the end of the second quarter of 1999. This 1999 three month period accounts receivable growth was primarily due to the Company experiencing a temporary disruption in outside technical support of its normal billing and collection activities resulting in approximately $3.0 million in third quarter 1999 billings not being submitted to payors for payment until October of 1999. The Company's sole provider of network communication services experienced a nationwide circuit failure lasting six business days. As a direct result of the circuit failure, the Company's billing and collection system was incapacitated for three additional business days subsequent to the communication provider's six business day outage. The Company was able to bring all billing activities to a current status by mid October, and is currently experiencing unusually high levels of cash collections as a result of the third quarter billing problem. The increase in accounts payable in the 1999 three month period is primarily due to the impairment of the Company's cash collections for the reasons discussed above.

Net cash provided by investing activities was $2.0 million during the 1999 nine month period, compared to net cash provided by investing activities of $17.0 million during the 1998 nine month period. During the 1999 nine month period, the Company received $12.2 million in net cash proceeds from the sale of certain facilities, compared to $31.7 million received from the sale of certain facilities during the 1998 nine month period. Equipment purchases were $9.7 million during the 1999 nine month period, compared to $14.8 million during the 1998 nine month period.

Net cash used in financing activities was $17.1 million during the 1999 nine month period, compared to $31.4 million used in financing activities during the 1998 nine month period. Proceeds from new borrowings totaled $24.6 million during the 1999 nine month period, compared to $17.4 million during the 1998 nine month period. Repayments of notes and capital leases totaled $33.7 million during the 1999 nine month period, compared to $48.8 million during the 1998 nine month period. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of Debentures.

The Company continues to implement its strategy to reduce debt and increase cash flows as more fully described in "Overview" above. Although there can be no assurance, based on its current operations and financial condition, the Company believes that it has or can obtain sufficient financial resources to satisfy its liquidity and working capital requirements for the foreseeable future. As of September 30, 1999, the Company has approximately $5.9 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, to sell non-core or underperforming assets at fair market value, cash flow and working capital availability, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Part II - Item 1 - Legal Proceedings and
Note 8 of Notes to Condensed Consolidated Financial Statements.

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

The Company has established a multi-phased Year 2000 Readiness Program consisting of an "Assessment Phase", "Planning Phase", "Implementation Phase", "Testing/Certification Phase" and a "Recovery Plan Phase" and a timetable to address Year 2000 compliance issues for all of its internal information technology ("IT") consisting of computer software, hardware, bundled components, development and support tools and Medical Equipment. The Company adopted a rigorous battery of tests to ensure Year 2000 compliance in its IT. The majority of the PCs in use throughout the offices and facilities were purchased within the past two years. The Company used testing products to test the PCs basic input-output system. As a part of the Assessment and Planning Phases, the Company performed a ground-up review of its software application design and application code-review processes to ensure Year 2000 compliance from project initialization to completion.

The Company's Assessment and Planning Phases with respect to IT issues have been completed at a cost of approximately $30,000; the next phase to be executed is the Implementation Phase to be followed by the Testing/Certification Phase. During the month of September, the Company's billing and collecting software provider notified the Company that its billing and collecting application, which was certified Year 2000 compliant earlier in the year, is no longer Year 2000 compliant. The software provider has provided the software to the Company, and the Company expects to complete the Year 2000 upgrade by the end of November 1999. To date the Company has spent $75,000 on its IT Year 2000 Compliance and Readiness Program, all of which has been expensed to operations. IT Year 2000 issue compliance is projected to be completed by the end of November 1999.

The Company completed its Assessment and Planning Phases for non-IT imaging systems for Year 2000 issues during the month of October 1999. The Company tested 100% of the imaging equipment (CT and MRI) in its facilities during non-business hours and has completed 100% of its facility reviews. To date, the Company has tested at least one of every type of other system owned and has determined that there are no substantial Year 2000 related issues that need to be addressed. As part of the Implementation Phase, the Company has completed conversion of about 99.96% of its Medical Equipment. Of the total 367 Medical Equipment devices, thirteen devices need to be upgraded. All remaining upgrades will be completed by December 15, 1999.

The majority of the costs associated with replacements or upgrades necessary to achieve Year 2000 compliance for the Company's non-IT imaging systems are covered under service contracts with the Company's vendors, providing minimum financial exposure to the Company. The majority of the upgrades not covered under service contracts include features enhancements that are beneficial to the Company's operations. The costs of such upgrades will be depreciated over the remaining life of the upgraded asset. Although no material funds have been expended to date, the Company expects to incur expenses of approximately $590,615 in connection with its review of non-IT medical imaging systems, which includes all of the testing, and, in certain cases, equipment replacement required to attain Year 2000 compliance. In the case of equipment replacements, these funds constitute the total of lease payments to be made in the future. The Company will include non-IT Year 2000 compliance expenses in operations in the periods in which they are incurred.

The Company's compliance policy requires that new computer applications and/or hardware equipment acquired by the Company be warranted as Year 2000 compliant by the manufacturer. To ensure that all purchased business systems (hardware and software components) will operate reliably into the new millennium, the Company has verified that 100% of its suppliers of services and products have effective Year 2000 compliance processes.

The Company is reviewing the computer applications of its significant payors, consisting of Medicare, Medicaid and private insurance carriers, to determine whether such applications will be upgraded before January 1, 2000. News reports have indicated that various agencies of the federal government, including the Health Care Financing Administration, which administers Medicare, may have difficulty becoming fully Year 2000 compliant before January 1, 2000. During the nine months ended September 30, 1999 revenue generated under Medicare billings amounted to approximately 17.2% of gross billings for such period. The Company has requested written confirmation from each of its private insurance carriers and Medicare of their Year 2000 compliance status. The Company expects to receive written responses from Medicare and its private insurance carriers by the end of November 1999.

The Company's accounting, word processing, spreadsheet and small database applications have all been warranted by the manufacturers to be Year 2000 compliant. The underlying operating systems and network software are also warranted to be Year 2000 compliant.

In the event that any compliance issues are identified during the Implementation or Testing/Certification Phases, the Company will, through its internal systems support programs provide the necessary corrections, upgrades, and software releases as part of the Recovery Plan Phase to make all software and services Year 2000 compliant. In the event that there is a Year 2000 failure during the transition to the next millennium, the Company is prepared through its comprehensive Recovery Plan Phase. Characteristics of the plan include making additional hardware, R & D support and client support personnel available.

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

ITEM 3. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at September 30, 1999. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted average interest rates for the various liabilities presented are as of September 30, 1999.

In thousands

                                               Principal Amount Maturing on September 30:
                                -------------------------------------------------------------------------

                                 2000             2001         2002             2003           2004
                                 ----             ----         ----             ----           ----

Interest Sensitive
  Liabilities:

Long-term debt
  adjustable-rate
  borrowings                  $       50      $   13,862      $       59      $       65      $      71
 Average interest
  rate                              9.07%          10.25%           9.07%           9.07%          9.07%

Long-term debt
  fixed-rate                      22,258          52,565          15,144          26,793          3,310
  borrowings
Average interest
  rate                             10.08%           9.62%          10.20%           9.21%          9.10%

Capitalized lease
  obligations fixed-rate
  borrowings                       5,102           4,782           4,082           3,168          1,064
Average interest
  rate                             10.40%          10.42%          10.63%          10.52%         10.47%
                              ----------      ----------      ----------      ----------      ---------

Total long-term debt and
  obligations under
  capital leases              $   27,410      $   71,209      $   19,285      $   30,026      $   4,445
                              ==========      ==========      ==========      ==========      =========

Total weighted average
  interest rate of all debt
  and capital leases               10.15%           9.80%          10.29%           9.35%          9.43%
                              ==========      ==========      ==========      ==========      =========




                                 Principal Amount Maturing on September 30:
                             --------------------------------------------------
                                                                   Fair Value
                                Thereafter       Total             at 9/30/99
                                ----------       -----             ----------

Interest Sensitive
  Liabilities:

Long-term debt
  adjustable-rate
  borrowings                      $     808      $   14,915       $ 14,915
Average interest
  rate                                 9.07%          10.16%

Long-term debt
  fixed-rate                          3,017         123,087        123,087
  borrowings
 Average interest
  rate                                 9.35%           9.67%

Capitalized lease
  obligations fixed-rate
  borrowings                             --          18,198         18,198
Average interest
  rate                                 0.00%          10.48%
                                  ---------      ----------        -------

Total long-term debt and
  obligations under
  capital leases                  $   3,825      $ $156,200       $156,200
                                  =========      ==========       ========

Total weighted average
  interest rate of all debt
  and capital leases                   9.29%           9.81%
                                  =========      ==========


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The previously reported Sanders et al. v. US Diagnostic et al. case in the United States District Court for the Eastern District of New York in which four participants in limited partnerships which sold the Company three imaging centers in New York in 1996 sought to recover damages of approximately $2,000,000 was settled for a payment by the Company of an immaterial amount.

In June 1997, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company in the Circuit Court of Montgomery County, Alabama, alleging breach of an alleged oral contract to provide radiology services (and subsequently amended its complaint to include additional related claims). Under its various claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million. In addition, Shelby Radiology sought punitive damages. On May 7, 1999 the jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages. The jury did not award any punitive damages. The verdict is not subject to execution during the post trial and appeals process due to the posting of a bond by the Company. The Company believes the verdict is unjustifiable and without merit. Customary post-trial motions were filed with the trial court but were not granted. The Company intends to vigorously challenge the verdict by appeal to the Alabama Supreme Court. A notice of such appeal has been filed. There can be no assurances that the Company will prevail in its efforts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Board of Directors has approved a new non-employee director compensation plan which consists of (a) an annual cash retainer of ten thousand dollars ($10,000) to each non-employee director, (b) one thousand dollars ($1,000) for each board meeting attended by a non-employee director and five hundred dollars ($500) for a board committee meeting attended by a non-employee director, and
(c) a grant to each non-employee director of one hundred thousand (100,000) options to purchase the Company's Common Stock. The options granted to current non-employee directors were granted at a price equal to $.906 per share, the closing price of the Company's stock on August 27, 1999. The options vest immediately and have a five (5) year term. The Board approved the new plan in order to enable the Company to attract and retain board members of a high caliber and in light of studies which showed the Company's existing director compensation plan to be lagging behind the non-employee director compensation plans of other health care companies and companies in general.

In August 1999, the Board of Directors approved the repurchase of up to 10% of the Company's outstanding Common Stock from time to time on the open market. As of September 30, 1999, no shares had been repurchased. In October 1999, 105,000 shares were purchased and retired by the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit                    Description
-------                    -----------

27                        Financial Data Schedule.

(b) A report on Form 8-K dated August 31, 1999 was filed during the quarter ended September 30, 1999 disclosing an Item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               US DIAGNOSTIC INC.



Dated:  November 12, 1999         By:    /s/ Joseph A. Paul
                                        ---------------------------------------
                                         Joseph A. Paul
                                         President and Chief Executive Officer


                                   By:    /s/ J. Wayne Moor
                                        ---------------------------------------
                                          J. Wayne Moor
                                          Executive Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

27           Financial Data Schedule