Form 10-K
period 1999-12-31
U S DIAGNOSTIC INC
filed 2000-03-30
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
--------------------------------------------------------------------------------
                       (Name of Registrant in its charter)

           Delaware                                           11-3164389
 ------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


777 South Flagler Drive, Suite 1201 East,
      West Palm Beach, Florida                                   33401
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (561) 832-0006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 8, 2000 was approximately $31,727,858 based on the closing price of the common stock on March 8, 2000.

As of March 8, 2000, 22,658,033 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

                               US DIAGNOSTIC INC.

               SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration factors, collections of accounts receivable, available financing or available refinancing for existing debt, the ability to sell assets at fair market value, cash flow and working capital availability, the availability of sufficient financial resources to implement its business strategy, as well as the Company's inability to carry out that strategy and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1.  BUSINESS

GENERAL

US Diagnostic Inc. (the "Company") is one of the nation's largest independent operators of outpatient diagnostic imaging and related facilities ("Facilities") with 81 locations owned, operated or managed nationwide at the date hereof. The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT" or "CAT"), mammography, x-ray and ultrasound equipment. The use of the type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose and treat a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, carry more risk and are more debilitating for patients.

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

STRATEGY

   OVERVIEW

During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. In late 1997, the Company announced, and throughout 1998 and 1999 the Company pursued, a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and engage in prudent acquisitions as detailed below.

As part one of the aforementioned strategy, the Company implemented a cost reduction plan in 1998 that included a significant reduction in nonessential staff in the first quarter of 1998; retention of GE Business Solutions to conduct a Company-wide efficiency and savings review; an emphasis on centralized purchasing; consolidation of four regional billing offices and four regional operational offices to three of each (effected in the first quarter of 1999) and a further consolidation from three to two such offices in January 2000; and a review of other consolidation synergies. Also, the Company reduced its professional and outside consulting fees during 1999 and reorganized its data telecommunications systems to further reduce cost.

The second part of the Company's corporate strategy was a review and sale of all non-core assets and underperforming facilities. In 1998, the Company disposed of its mobile imaging operations, its radiation oncology interests and its nuclear medicine subsidiary in order to more closely focus on the Company's core business of fixed site MRI and multi-modality imaging facilities. Additionally, in January and February of 1999, in two separate transactions, the Company sold its interests in certain subsidiaries located in Texas for an aggregate price of $23.4 million in cash, a promissory note and assumption of certain liabilities. The Company has also divested itself of non-core or underperforming assets by selling individual centers in California and New Mexico in 1999, and closing of the Las Vegas center in February 2000. The proceeds from the sales of both non-core assets and underperforming facilities were used by the Company to reduce debt, meet operating needs and generally to bolster the Company's working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Due to financial market conditions in 1998, the Company decided to postpone the third part of its strategy, which was a refinancing of its long-term debt. However, in addition to the significant debt reduction described above, in December 1998 and January 1999, the Company completed the repurchase in the open market of $35.4 million aggregate principal amount of its 9% Convertible Subordinated Debentures due 2003 for $25.0 million, resulting in a decrease in long-term debt and related long-term interest expense. The Company may effect further debenture repurchases as market conditions warrant and financial resources allow.

A significant portion of the Company's cash flow is required to amortize debt. As a result, new center development and additional acquisitions, which were the fourth part of the Company's strategy, have been constrained by the Company's limited capital resources and the inability of the Company to extend the maturities of its debt through refinancing. Accordingly, the Company made only one minor acquisition, and two new internally developed facilities were opened in 1999.

   RECENT DEVELOPMENTS

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. Furthermore, the relatively short maturities of its indebtedness require the Company to devote a significant portion of its annual cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Although the Company's cash flow from operating activities has been positive, it nevertheless has been and is projected to be insufficient to meet the Company's scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, a refinancing to extend the maturity of the Company's indebtedness is not currently anticipated in the near term. These factors necessitate the incurrence of additional indebtedness or the meeting of the Company's capital requirements through other means.

Accordingly, despite the fact that the Company's primary lending source has made additional funding available to the Company during the first quarter of 2000, the Company has begun a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and
1999) in order to raise cash to meet its operating and debt repayment needs. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, or, even if such sales were successfully completed and the Company subsequently was required by its capital needs to continue to sell assets, the Company could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Notwithstanding the above, management believes it will be successful in obtaining additional funding and/or will be able to sell selected imaging centers at advantageous prices such that the Company will have sufficient funds over the next twelve months to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

The Company is continuing its evaluation, begun during 1999, of its strategic alternatives to maximize stockholder value, including, without limitation, the possible sale of additional imaging centers as the Company's or market conditions warrant or the diversification of the Company's business into other medical or nonmedical operations, including internet related opportunities, utilizing some of the proceeds of divested imaging facilities. However, there can be no assurance that the Company will have adequate financial resources to implement any such diversification or, if implemented, that such diversification would be profitable.

INDUSTRY OVERVIEW

Total annual spending on diagnostic imaging services in the United States is estimated to be between $56 billion and $70 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's approximately 2,900 outpatient testing facilities, especially in relation to the roughly $10 billion subsector of advanced imaging services, which includes MRI and CAT scans. These approximately 2,900 facilities are mainly operated individually and represent a fragmented market.

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

The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, when Congress reformed Medicare in 1983 by putting strict controls on inpatient reimbursement, this led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to the quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some, such as positron emission tomography scanners ("PET"), are relatively expensive and are not considered cost-effective for most procedures. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax-sheltered investments were being eliminated or were less economic. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the U.S. increased from roughly 700 to over 2,000.

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

In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels - the first increase in at least four years. In January 1998, Medicare reimbursement for diagnostic procedures increased an additional 1%-2%. Effective January 2000, Health Care Financing Administration ("HCFA") increased reimbursement by approximately 3%-4% depending upon modality of service. A recent initiative by HCFA to impose a 24% reduction in radiology reimbursement over a four year period beginning January 1999 has been indefinitely postponed due to flaws in the HCFA's imaging center cost study. However, HCFA has indicated it will continue to evaluate radiology reimbursement. It is unclear as to whether HCFA will recommend reductions or increases in reimbursement. See "Regulation and Government Reimbursement". Public HMOs, which have suffered from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. The Company believes that, as managed care becomes more prevalent, further decreases in the average reimbursement per test will be mostly attributable to payor mix shifts to increased managed care business which generally have lower reimbursement rates than commercial insurance payors. There is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

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

Each of the Company's Facilities has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologists' compensation ranges between 10%-21% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board-eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The Company currently operates a majority of the Facilities out of two regional billing offices which bill and collect both for technical services and professional services of interpreting physicians at the Facilities. A few Facilities bill and collect independently on individual systems.

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

The Company's general operational strategies include the following:

PARTNERING WITH HOSPITALS AND RADIOLOGY GROUPS. Currently, the Company has several joint ventures to provide services at hospitals with large companies such as Tenet Healthcare and Universal Health Services. Hospitals are increasingly outsourcing various components of their operations. The Company believes opportunities exist to enter into agreements with many hospitals to manage their in-patient radiology departments and intends to continue its efforts to improve its partnering with hospitals.

INTERNAL GROWTH. Although the Company was developed through acquisitions, the Company believes that currently the most advantageous way to build its business is to develop new Facilities because it believes internal Facility development is more cost-effective. To the extent the Company has the financial resources to do so, new Facility development will be primarily concentrated in the Company's existing geographic markets. The Company is experienced in the planning, opening and operation of Facilities, and is in the process of developing several openings by fiscal year-end 2000 as well as a schedule of additional openings in the following year. Facilities opened in 1999 include two Facilities in St. Louis, Missouri. Facilities scheduled to open in 2000 include the Westfall (Rochester, New York) and Montclair (Alabama) Facilities.

ACHIEVE OPERATING EFFICIENCIES. The Company consolidates certain aspects of imaging center operations, such as accounting, administration, billing, collections, marketing, productivity, purchasing and materials management. By rendering support and management functions, the Company seeks to realize significant economies of scale while enabling the physicians providing services at the Facilities to spend more time focusing on patient care and quality control, which in turn positively impacts the utilization rate of the Company's diagnostic equipment. The Company has made and continues to make a substantial investment in the development of a state-of-the-art information system designed to consolidate the Company's billing and collection operations.

CONTRACT WITH MANAGED CARE PROVIDERS. The Company actively pursues contractual arrangements with managed care organizations. The Company believes that third-party payors will increasingly prefer to contract for service on a national or regional basis, and that the Company's network of centers assists it in obtaining such contracts on favorable terms. Senior management of the Company actively markets the Company's services to administrators of managed care organizations in regions where the Company operates Facilities.

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

PROVIDE SERVICES WHICH ARE COMPLEMENTARY TO IMAGING. The Company has developed medical services that are complementary to its core imaging operations such as bone densitometry which is a specialized x-ray procedure that precisely quantifies bone density at the spine, femur and other skeletal sites for diagnosis and treatment of osteoporosis. In addition, the Company is evaluating other modalities such as PET scanning and coronary scanning for blockage causing plaque.

PROFESSIONAL MARKETING. In order to expand referral sources, the Company provides marketing training and materials to Facility personnel to enhance marketing efforts to area physicians and third-party payors such as managed care organizations. The Company utilizes a variety of marketing techniques in the communities where it does business, including meetings between the Facility administrators or account executives and referring physicians and/or their staff, and mailings of technical case studies and clinical articles.

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

In 1999, revenues from conventional indemnity insurance carriers accounted for approximately 23% of the Company's revenues, Medicare and Medicaid accounted for approximately 17% of revenues, managed care accounted for approximately 38% of revenues and the remainder was derived directly from patients and workers' compensation cases.

The Company is a party to over 1,000 managed care contracts which require it to provide services on a fixed fee-for-service basis. All Facilities are attempting to obtain additional managed care contracts.

COMPETITION

The market for diagnostic imaging services is highly competitive. The market is highly fragmented with over 2,900 outpatient diagnostic imaging centers nationwide and no dominant national imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more facilities and more managed care organizations putting pricing pressure on the market. The Company competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own diagnostic imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including participation in healthcare plans, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

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

In 1994 Congress passed legislation that required the Health Care Financing Administration ("HCFA") to develop a methodology for a new resource-based relative value unit ("RBRVU") system for determining practice expense resource value units ("PE-RVUs") for each physician service. Subsequently, Congress passed the Balanced Budget Act of 1997 that extended the implementation date for the new practice PE-RVU system to January 1999. On June 5, 1998, HCFA published a Notice of Proposed Rulemaking ("NPRM") in the Federal Register to implement these provisions of the Balanced Budget Act. The NPRM proposed a reduced Medicare payment for the facilities, equipment, staff, supplies and other "technical component" costs of diagnostic imaging by over 24% to be phased in over four years at approximately 6% per year beginning January 1999. Industry members were able to convince HCFA that the data used to determine the proposed reductions may be flawed, indefinitely postponing the implementation until further studies can be completed. On November 2, 1998, HCFA published in the Federal Register a notice setting forth the new PE-RVUs for 1999 and beyond which essentially maintain current payment levels for technical component services. However, the notice reduces the professional component (the physician fees for interpreting exams) for radiology services by 10% to be phased in over four years at approximately 2.5% per year beginning January 1999. Because the Company derives the majority of its revenue from the technical component, the reduction in the professional component will not have a material effect on the Company's revenue. However, there can be no assurance that HCFA will not attempt to reduce the technical component of Medicare payments in the future.

In December 1998, HCFA announced its final implementation date by which all Independent Physiological Laboratories ("IPL") and other provider types are required to convert to a status of Independent Diagnostic Testing Facility ("IDTF") in order to continue to receive reimbursement from Medicare. An IDTF is independent of a hospital or physician's office in which diagnostic tests are performed by licensed, certified nonphysician personnel under appropriate physician supervision. All Medicare carriers were required to provide notice to all affected entities that, beginning March 15, 1999, they will no longer be able to bill as an IPL. In order to accomplish this conversion for all affected Company Facilities, HCFA required that the respective Medicare carriers receive all applications no later than February 1, 1999. This allowed for the 45 day review provided to the Medicare carriers, with a final implementation date of March 15, 1999. If the cutoff dates were not met by the entity applying for the IDTF status change, claims for diagnostic testing services might have been rejected. All applicable Company applications were filed by February 1, 1999. The Company successfully converted all applicable Facilities to the IDTF status within the aforementioned timeframes. Currently, the Company is awaiting further clarification and final regulations from HCFA with respect to the physician supervision requirements associated with the services performed in each Facility.

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

REIMBURSEMENT FOR RADIOLOGY SERVICES. In general, Medicare reimburses radiology services under a physician fee schedule which covers services provided not only in a physician's offices, but also in freestanding Facilities, portable x-ray suppliers, hospitals and other entities. The scheduled amount is based on a resource-based relative value scale, recognizing three separate components of the physician's services: professional, technical and malpractice. For radiology there are separate Medicare scheduled amounts for the professional component of a service or procedure (i.e. the physician's time) and the technical component of the service or procedure (i.e. services and supplies necessary to perform the procedure).

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

The Anti-Fraud and Abuse Amendments to the Social Security Act prohibit the solicitation, payment, receipt or offer, directly or indirectly, of any remuneration for the referral of Medicare or Medicaid patients or for the provision of services, items or equipment which may be covered by the Medicare or other state healthcare programs including Medicaid programs. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare, and Medicaid and other state healthcare programs.

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

ACR ACCREDITATION. Aetna U.S. Healthcare announced in early 1999 that all of its MRI providers must be ACR accredited by January 1, 2000. USD began efforts in April 1999 to achieve this goal for all applicable Facilities. ACR accreditation of MRI units initially was voluntary, however, with managed care having reimbursed nearly 100,000 MRI procedures in 1998, this process has now become a requirement of Aetna's in order to ensure future reimbursements. MRI accreditation is a lengthy and complex process that requires radiologists, technologists and physicists to meet certain educational and technical experience in the field of MRI. In addition to the educational requirements, phantom tests and clinical images must be submitted or evaluated by a panel of ACR radiologists and physicists. As of October 20, 1998 the American College of Radiology had granted accreditation to 115 facilities with 132 systems. Since ACR began accepting applications, 104 non-USD facilities have failed this process. Late in 1999, Aetna made the announcement to delay this requirement by one full year, allowing additional time for all contracted facilities and the ACR to complete the necessary tasks for accreditation. Currently, USD is working to achieve this goal. All applications for the applicable facilities were submitted in April 1999. USD believes other managed care entities will follow suit in requiring ACR accreditation or similar programs in order to become or remain participating providers.

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

EMPLOYEES

As of March 15, 2000, the Company had approximately 995 full-time and 108 part-time employees, none of whom is represented under union contracts or other collective bargaining arrangements. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company's executive offices, corporate accounting and certain administrative and other operations are located in West Palm Beach, Florida where the Company leases an aggregate of approximately 34,767 square feet at two separate locations. Annual rental payments under the two leases are $526,000 and $459,000 which expire in 2008 and 2009, respectively.

The Company operates imaging centers that range in size from approximately 800 to 21,600 square feet. During 1999, the Company had three regional billing offices and three regional operational centers. The aggregate lease expense in 1999 for all such facilities was approximately $9.0 million. In January 2000, a regional operational center was closed, and the Company relocated it to corporate headquarters. The imaging centers, billing offices and operational centers have leases expiring between 2000 and 2008.

ITEM 3.  LEGAL PROCEEDINGS

CENTRE COMMONS MRI LTD., ET. AL. VS. US DIAGNOSTIC INC. ET. AL.; SANDERS ET.
AL. VS. US DIAGNOSTIC INC. ET. AL. - These two suits, which were filed against the Company by sellers of diagnostic imaging centers who received the Company's common stock in xpartial payment of the purchase price for their centers and who alleged that undisclosed facts regarding the background of Keith Greenberg (a former consultant to the Company) were material to their decision to sell, were settled in 1999. In connection with the first of these actions (Centre Commons MRI Ltd., et. al. v. US Diagnostic et. al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania sought to compel the Company to repurchase approximately 750,000 shares of its common stock at a price of $12.125 per share and also alleged that the Company's failure to register such shares under the Securities Act of 1933 diminished their value. The lawsuit was settled by agreement that USD would pay $1,800,000 over a period of 30 months (beginning December 1999). In the second suit (Sanders et. al. v. US Diagnostic et. al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York sought to recover damages of up to $2,000,000. The lawsuit was settled by agreement that USD would pay $180,000 over a period of eight months (beginning October 1999).

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET. AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging, Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties through late March 2000 pending settlement discussions, and a further minimum ninety day extension of the stay has been agreed to by the parties recently, subject to court approval at the end of March.

In connection with the sale of USI, USD received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. USD sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to USD's lawsuit and, to this date, has not paid anything in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit in Alabama Circuit Court against US Diagnostic Inc. ("USD") alleging breach of a contract to provide radiology services and, specifically, improper termination of an alleged oral contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the alleged oral agreement. In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. The jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. Based on the advice of counsel, the Company believes that it has meritorious grounds for appeal (although there can be no assurances of success). The Company has filed its appeal. A ruling is expected by the end of 2000.

INVESTIGATION BY SECURITIES AND EXCHANGE COMMISSION - In December 1996, the Securities and Exchange Commission ("SEC") commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

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

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has traded under the symbol USDL on the NASDAQ SmallCap Market since September 22, 1998 and on the NASDAQ National Market System from October 9, 1995 to September 21, 1998. The following table sets forth the high and low sales prices for the Company's common stock for each quarter within the two years ended December 31, 1999 as reported by NASDAQ. These prices do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                                     High           Low
                                                                                     ----           ---
         1998
         ----
         January 1 through March 31, 1998..................................        $ 5  1/4        $3 5/8
         April 1 through June 30, 1998.....................................          4 23/32        3 1/2
         July 1 through September 30, 1998.................................          3  7/8         1 3/8
         October 1 through December 31, 1998...............................          2  1/16          3/4

         1999
         ----
         January 1 through March 31, 1999..................................        $ 2  3/16       $  13/16
         April 1 through June 30, 1999.....................................          1 11/16        1  1/8
         July 1 through September 30, 1999.................................          1 11/32           3/4
         October 1 through December 31, 1999...............................          1  1/10           3/4



The number of record holders of the Company's common stock as of March 15, 2000 was 270.

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company has outstanding debt that prohibits the payment of dividends by the Company without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below summarize certain historical financial data and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                            Year Ended December 31,
                                              ------------------------------------------------------------------------------------
                                                   1999              1998               1997               1996            1995
                                              -----------        -----------        -----------        -----------     -----------
                                                                    (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
Net revenue                                   $   155,602        $   195,735        $   216,222        $   102,061     $    29,416
Income (loss) before extraordinary item           (10,793)(1)           (512)(1)       (116,712)(2)         (6,331)          3,025
Extraordinary item, net of income taxes             2,598              5,311(3)              --                 --             306
Net income (loss)                                  (8,195)             4,799           (116,712)            (6,331)          3,331
Basic earnings (loss) per common share
   Income (loss) before extraordinary item           (.47)              (.02)             (5.26)              (.48)            .70
   Extraordinary item, net of income taxes            .11                .23                 --                 --             .07
   Net income (loss)                                 (.36)               .21              (5.26)              (.48)            .77
Diluted earnings (loss) per common share
   Income (loss) before extraordinary item           (.47)              (.02)             (5.26)              (.48)            .64
   Extraordinary item, net of income taxes            .11                .23                 --                 --             .06
   Net income (loss)                                 (.36)               .21              (5.26)              (.48)            .70
Cash dividends declared per common share               --                 --                 --                 --              --



(1) Includes $2.3 and $4.7 million gain on sale of subsidiaries in 1999 and 1998, respectively. See Note 11 of Notes to Consolidated Financial Statements.

(2) Includes asset impairment losses of $92.9 million. See Note 5 of Notes to Consolidated Financial Statements.

(3) Represents gain on repurchase of Convertible Subordinated Debentures. See Notes 6, 7 and 17 of Notes to Consolidated Financial Statements.


                                                                           As of December 31,
                                                   ----------------------------------------------------------------
                                                      1999          1998         1997         1996         1995
                                                   --------      --------      --------      --------      --------
BALANCE SHEET DATA
Total assets                                       $217,742      $237,830      $287,999      $339,023      $ 57,279
Current portion of long-term debt
   and capital leases                                27,705        27,239        27,745        37,627         6,352
Total long-term obligations                         128,640       147,701       191,547       123,984        21,653


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

OVERVIEW AND RECENT DEVELOPMENTS

The Company grew primarily through acquisitions of diagnostic imaging centers and businesses. The Company's operating performance is substantially dependent upon: (i) its ability to integrate the operations of acquired Facilities into the Company's infrastructure; (ii) its ability to bill and collect revenue in an efficient and timely manner; (iii) its ability to reduce and control operating expenses; (iv) its ability to effectively market its Facilities to physicians requiring imaging services; and (v) various other risks associated with the acquisition and operation of medical businesses, particularly in the increasingly competitive and cost conscious managed care environment, including the negotiation of favorable contracts with third-party payors. If the Company is unable to manage these risks, the Company's operating results could be materially adversely affected.

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

The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment, continuing governmental budgetary constraints, reductions in reimbursement rates, changes in the mix of the Company's patients and other changes in reimbursement for healthcare services, among other factors, which may put downward pressure on revenue per scan. See "Business - Clients and Payors" and "Business - Regulation and Government Reimbursement."

During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. Furthermore, these acquisitions were financed with a significant amount of debt. In addition, many of these acquisitions were made on valuations which ultimately would not be supported by the Facilities acquired resulting in a $92.9 million asset impairment charge in 1997. The Company has also been required to incur additional debt to maintain and upgrade its

Facilities as a result of technological changes. In late 1997, the Company announced, and throughout 1998 and 1999 the Company pursued, a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new Facilities and engage in prudent acquisitions as detailed below. See Item 1. Business - "Overview."

In order to address its liquidity needs, during the first quarter of 2000, the Company has begun a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. See "Business - Strategy - Recent Developments."

The following table sets forth items of income and expense as a percentage of total revenues:

                                                                        Years Ended December 31,
                                                                ----------------------------------------
                                                                  1999            1998            1997
                                                                --------        --------        --------
NET REVENUE                                                        100.0%          100.0%          100.0%
                                                                --------        --------        --------
OPERATING EXPENSES
     General and administrative                                     77.1            75.9            76.6
     Asset impairment losses                                          --              .3            42.9
     Bad debt expense                                                3.9             3.3             8.2
     Depreciation                                                   11.8            10.1             8.9
     Amortization                                                    3.2             2.6             5.0
     Loss on settlement of lawsuits                                   --              --             2.6
     Settlement with Former Chief Executive Officer                   --              --              .8
     Stock-based compensation                                         .4              .6              .6
                                                                --------        --------        --------

TOTAL OPERATING EXPENSES                                            96.4            92.8           145.6

GAIN ON SALE OF SUBSIDIARIES                                         1.5             2.3              --
                                                                --------        --------        --------

INCOME (LOSS) FROM OPERATIONS                                        5.1             9.5           (45.6)

TOTAL OTHER EXPENSE                                                (11.0)           (8.9)           (8.1)
                                                                --------        --------        --------

Income (loss) before minority interest, benefit for income
     taxes and extraordinary items                                  (5.9)             .6           (53.7)

Minority interest and income tax benefit, net                        1.1              .9              .3
                                                                --------        --------        --------
LOSS BEFORE EXTRAORDINARY ITEM                                      (7.0)            (.3)          (54.0)
Extraordinary item, net of taxes                                     1.7             2.7              --
                                                                --------        --------        --------
NET INCOME (LOSS)                                                   (5.3)%           2.4%          (54.0)%
                                                                ========        ========        ========


As discussed above, during 1999 and 1998, the Company sold several non-core and underperforming facilities. The facilities sold during 1999 (US Imaging , Physician's Plaza, Townley, Santa Maria and Santa Fe) and 1998 (Integrated Health Concepts, MDI, USCC and USH) are collectively referred to as the "1999 sold facilities" and "1998 sold facilities", respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net revenue decreased to $155.6 million in 1999 from $195.7 million in 1998, primarily as a result of the sale of the facilities in 1998 and 1999. Excluding the net revenue generated by the 1998 sold facilities as well as the 1999 sold facilities, net revenue would have increased by 3.8% to $150.0 million in 1999, from $144.5 million in 1998. For centers which were operational during the entire comparable 1999 and 1998 periods, revenue was adversely affected due to the loss of a fee for service contract in June 1999, and the renegotiations of reimbursement under a contractual arrangement with a group of New York centers that resulted in a one time reduction. To a lesser extent, net revenue was also negatively impacted by a shift in mix of both payors and modalities.

General and Administrative ("G&A") expense decreased to $120.0 million in 1999, compared to 1998 G&A expense of $148.4 million. To a large extent the decrease resulted from the sale of the 1998 and 1999 sold facilities. Expressed as a percentage of revenue, G&A increased from 75.9% in 1998 to 77.1% in 1999. The sold facilities contributed a total of $41.6 million to G&A expenses in 1998, compared to only $5.0 in 1999. Excluding the G&A expenses generated by the 1998 and 1999 sold facilities, G&A would have increased by 7.6% to $115.0 million in 1999 from $106.9 million in 1998. The increase is due to the fact that in 1999 the Company opened two new centers and added modalities in certain facilities which resulted in additional G&A costs. New centers traditionally operate at a loss during the first six to nine months of operation contributing to the increase in G&A expense as a percentage of revenue. In addition, in 1999, the Company experienced higher service costs on medical equipment that were no longer covered by warranty. G&A expense was also increased by higher payroll expenses, which the Company believes is a result of wage inflation across the country, particularly for technical salaries.

Bad debt expense decreased to $6.1 million in 1999, compared to $6.5 million in 1998 due to the sale of the 1999 and 1998 sold facilities. As a percentage of revenue, bad debt expense increased from 3.3% in 1998 to 3.9% in 1999. The percentage increase is primarily due to $1.3 million of bad debt recoveries, received in the 1998 period, of accounts receivable written off in 1997 in conjunction with the conversion of the billing system during the 1997 period. In addition, 1999 bad debt expense reflects $427,000 recorded for a group of California centers adversely affected by the bankruptcy of a third-party payor.

Depreciation expense was $18.3 million in 1999, compared to $19.9 million in 1998. The decrease resulted primarily from a reduction in the depreciable asset base due to the realization in 1999 of the full benefit of the sale of the 1998 sold facilities, as well as partial year savings from the 1999 sold facilities. The decrease was partially offset by increases in property and equipment in connection with medical equipment upgrades, enhancement of single modality centers to multi-modality centers, ongoing improvements to facilities, and the continued enhancements to the billing system.

Amortization expense remained consistent at approximately $5.0 million for both periods.

During 1999 and 1998, the Company recorded net gains on sales of subsidiaries of $2.3 and $4.7 million, respectively. The sale of the 1999 sold facilities resulted in a gain of $2.3 million. The 1998 sale of

MDI, which was purchased in 1997, generated a $5.8 million gain. The remaining subsidiaries sold in 1998 and early 1999 generated an aggregate loss of $1.1 million. See Note 11 of Notes to Consolidated Financial Statements.

Interest expense decreased to $17.4 million in 1999, compared to $20.0 million during 1998. This was a result of lower average borrowings outstanding during 1999 in connection with the sale of the 1999 sold facilities, and debt reduction relating to the Debenture repurchases. During 1998, interest expense included amortization of the estimated fair value of 250,000 warrants issued to DVI Business Credit Corporation ("DVIBC").

During 1999 and 1998, the Company recorded extraordinary gains net of income taxes of $2.6 million and $5.3 million related to the repurchase of approximately $12.5 million and $22.9 million aggregate principal amounts of its Convertible Subordinated Debentures, respectively, for amounts less than the recorded amounts. See Notes 6, 7 and 17 of Notes to Consolidated Financial Statements.

The Company had a basic and diluted loss per share of $.36 in 1999 compared to basic and diluted net income per share of $.21 in 1998.

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

Asset impairment loss was $680,000 in 1998 and $92.9 million in 1997. Such losses related to those centers for which the sum of the expected future cash flows did not cover the carrying value of the assets acquired. See Note 5 of Notes to Consolidated Financial Statements.

Bad debt expense decreased to $6.5 million in 1998, compared to $17.6 million in 1997. The significantly higher bad debt expense in 1997 is attributable both to the Company's overall rapid growth in revenue in 1997, and to an increase in accounts receivable resulting from a failure to fully collect receivables on the older billing and collection systems during the phase-in of a new billing and collection system. During 1997 the new system was affected adversely by training and operational related problems as well as by the installation complexity. In addition, 1997 collections were negatively affected by inefficiencies in realizing receivables in respect to patient co-payments and deductibles.

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

During 1998, the Company recorded a gain on sale of subsidiaries of $4.7 million. The sale of MDI, which was purchased in 1997, generated a $5.8 million gain. The remaining subsidiaries sold in 1998 and early 1999 generated an aggregate loss of $1.1 million. See Note 11 of Notes to Consolidated Financial Statements.

Interest expense increased to $20.0 million in 1998, compared to $19.1 million during 1997, resulting from higher average borrowings outstanding during 1998, and interest expense recorded during 1998 relating to amortization of the estimated fair value of 250,000 warrants issued to DVIBC on September 30, 1997, partially offset by a decrease relating to the 1998 sold facilities.

During 1998, the Company recorded an extraordinary gain net of income taxes of $5.3 million related to the repurchase of approximately $22.9 million aggregate principal amount of its Convertible Subordinated Debentures for amounts less than the recorded amounts. See Notes 6, 7 and 17 of Notes to Consolidated Financial Statements.

The Company had basic and diluted net income per share of $.21 in 1998 compared to a basic and diluted loss per share of $5.26 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had a working capital deficit of $4.6 million, compared to working capital of $8.3 million at December 31, 1998. The decrease from 1998 to 1999 was due to several factors, the more significant of which consist of the following: (i) a decrease in cash from $9.2 million as of December 31, 1998 to $5.8 million as of December 31, 1999 for reasons discussed below; (ii) and a decrease in accounts receivable, net of bad debt reserves to $41.3 million as of December 31, 1999 from $43.4 million as of December 31, 1998, resulting primarily from the sale of the 1998 sold facilities; (iii) an increase in accounts payable which was $17.8 million as of December 31, 1999 compared to $10.9 million as of December 31, 1998; (iv) an increase in prepaid expenses and other current assets from $5.3 million as of December 31, 1998 to $7.3 million as of December 31,1999, resulting from restricted cash of $2.4 million; and (v) offset by a decrease in other receivables from $6.9 million as of December 31, 1998 to $3.3 million as of December 31, 1999. The Company's primary short-term liquidity requirements as of December 31, 1999 include the current portion of long-term debt and capital leases (totaling $27.7 million), accounts payable, other current liabilities and capital expenditures related to the opening of new Facilities, the replacement and enhancement of existing imaging equipment and Facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash provided by operating activities in 1999 was $17.8 million, compared to $11.9 million provided by operating activities in 1998. The improved cash flow from operations in 1999 was primarily a result of an increase in accounts payable, accrued expenses and other liabilities, which was partially offset by a growth in the Company's receivables and the net loss in 1999 (net of the effect of the gain on sale of subsidiaries and extraordinary items). Additionally, the Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collecting software. While all of the problems associated with the conversion have been resolved, the Company has not yet fully begun seeing its collections return to levels experienced before the software conversion. Further, the Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions.

Net cash provided by investing activities was $.3 million in 1999, compared to net cash provided by investing activities of $10.1 million in 1998. In 1998, the Company received $33.9 million in net cash proceeds from the 1998 sold facilities versus $12.8 million in proceeds from the 1999 sold facilities. Cash expenditures for purchases of equipment and other improvements totaled $12.7 million in 1999 compared to $23.5 million in 1998.

Net cash used in financing activities was $21.5 million in 1999 compared to $30.3 million used in financing activities in 1998. Proceeds from new borrowings totaled $42.5 million during 1998 compared to $24.4 million in 1999. Repayments of notes and capital leases totaled $59.1 million in 1998 compared to $37.8 million in 1999. As discussed in Notes 6 and 7 of Notes to Consolidated Financial Statements, the Company borrowed approximately $15.9 million in December 1998 and $9.1 million in January 1999 to repurchase on the open market and retire approximately $22.9 million and $12.5 million principal amount of Debentures, respectively. As discussed in Notes 11 of the Notes to Consolidated Financial Statements, the Company repaid an aggregate of $32.2 million under its revolving credit loan with DVIBC from proceeds received upon the sales of facilities in 1999 and 1998.

As of December 31, 1999, the Company has approximately $3.4 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. Furthermore, the relatively short maturities of its indebtedness require the Company to devote a significant portion of its annual cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Although the Company's cash flow from operating activities has been positive, it is projected to be insufficient to meet the Company's scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness is not currently anticipated in the near term. These factors necessitate the incurrence of additional indebtedness or the meeting of the Company's capital requirements through other means.

Accordingly, despite the fact the Company's primary lending source has made additional funding available to the Company during the first quarter of 2000, the Company has begun a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, or, even if such sales were successfully completed and the Company subsequently was required by its capital needs to continue to sell assets, the Company could be materially and adversely affected.

The Company is continuing its evaluation, begun during 1999, of its strategic alternatives to maximize stockholder value, including, without limitation, the possible sale of additional imaging centers as the Company's or market conditions warrant or the diversification of the Company's business into other medical or nonmedical operations, including internet related opportunities, utilizing some of the proceeds of divested imaging facilities. However, there can be no assurance that the Company will have adequate financial resources to implement any such diversification or, if implemented, that such diversification would be profitable.

During December 1999 and January 2000, the Company experienced a significant disruption in its billing and collections function due to Year 2000 software upgrades. For a period of several weeks, the Company was unable to bill in the ordinary course of business. The Company has not yet fully recovered the amounts affected by such disruption. During January, February and March 2000, the Company borrowed an aggregate of $9.4 million from its primary lender to meet its normal operating expenses. See discussions at "Year 2000 Compliance" also.

Notwithstanding the above, management believes it will be successful in obtaining additional funding and/or will be able to sell selected imaging centers at advantageous prices such that the Company will have sufficient funds over the next twelve months to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

Additionally, even if the Company is successful at selling imaging centers, the degree to which the Company continues to be leveraged could affect its ability beyond year 2000 to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of business opportunities or obtain additional financing. A failure to significantly improve the Company's financial performance or obtain a refinancing of its debt or additional financing could require the Company to continue to sell imaging centers in order to maintain its operations and meet its obligations. If the Company is required to continue its sale of imaging centers, its long-term business and future prospects could be materially and adversely affected.

For a discussion of the Company's debt facilities, see Note 6 to the Consolidated Financial Statements. For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Item 1 - Business - Regulation and Government Reimbursement, Item 3 - Legal Proceedings and Note 20 of Notes to Consolidated Financial Statements.



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

The Company established a multi-phased Year 2000 Readiness Program and a timetable to address Year 2000 compliance issues for all of its internal information technology ("IT") consisting of computer software, hardware, bundled components, development and support tools as well as non-IT medical equipment.

The Company completed all phases of the Year 2000 Readiness Program for IT issues at a cost of $75,000, all of which was expensed in 1999. The Company completed its Year 2000 Readiness Program for non-IT imaging systems at a cost of approximately $600,000 (the majority of this total reflects totals of lease payments to be made in the future in the case of equipment replacements); such costs primarily will be amortized over the remaining lives of the upgraded assets.

The Company reviewed the computer applications of its significant payors, consisting of Medicare, Medicaid and private insurance carriers, to determine whether such applications would be upgraded before January 1, 2000. The Company obtained written confirmation from each of its private insurance carriers and Medicare that the carriers were Year 2000 compliant.

The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collection software. While all of the problems associated with the conversion have been resolved, the Company's collections have not yet fully recovered the amounts affected by such disruption Further, the Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources").

ITEM 7A.  QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at December 31, 1999. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of December 31, 1999.


In thousands

                                                        Principal Amount Maturing in:
                        ---------------------------------------------------------------------------------------------
                                                                                                                       Fair Value
                            2000         2001          2002          2003          2004       Thereafter     Total    At 12/31/99
                        ----------    ----------    ----------    ----------    ----------    ----------    --------  -----------
Interest rate sensitive
  liabilities:

Long-term debt
adjustable-rate
borrowings              $       51    $   14,862    $       61    $       67    $       73    $      789    $ 15,903    $ 15,903
Average interest rate         9.07%        10.50%         9.07%         9.07%         9.07%         9.07%      10.40%

Long-term debt
fixed-rate borrowings       22,528        52,324        12,325        27,043         2,643         2,662     119,525     119,525
Average interest rate        10.04%         9.61%        10.34%         9.08%        10.14%         9.26%       9.65%

Capitalized lease
obligations
fixed-rate borrowings        5,126         5,073         3,785         2,979         1,530            --      18,493      18,493
Average interest rate        10.46%        10.64%        10.75%        10.78%        10.71%           --      10.64%
                        ----------    ----------    ----------    ----------    ----------    ----------    --------    --------

Total                   $   27,705    $   72,259    $   16,171    $   30,089    $    4,246    $    3,451    $153,921    $153,921
                        ==========    ==========    ==========    ==========    ==========    ==========    ========    ========
Weighted-Average
Interest Rates               10.12%         9.86%        10.43%         9.25%        10.33%         9.21%       9.85%
                        ==========    ==========    ==========    ==========    ==========    ==========    ========


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report (1999 and 1998) ...................................      27

Report of Independent Certified Public Accountants (1997) ......................      28

Consolidated Balance Sheets as of December 31, 1999 and 1998 ...................      29

Consolidated Statements of Operations for each of the three years in the
   period ended December 31, 1999 ..............................................      30

Consolidated Statements of Stockholders' Equity for each of the three years
   in the period ended December 31, 1999 .......................................      31

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 1999 ..........................................      33

Notes to Consolidated Financial Statements .....................................      36


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of US Diagnostic Inc.:

We have audited the accompanying consolidated balance sheets of US Diagnostic Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule shown as Schedule II. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants


Miami, Florida
March 22, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of US Diagnostic Inc.:


         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of US Diagnostic Inc. (a Delaware corporation) and its subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of US Diagnostic Inc. and subsidiaries operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for the year ended December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


West Palm Beach, Florida,
  April 13, 1998.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

In thousands, except share data

                                                                                              December 31,
                                                                                        -------------------------
                                                                                           1999            1998
                                                                                        ---------       ---------
ASSETS

   CURRENT ASSETS
        Cash and cash equivalents                                                       $   5,811       $   9,177
        Accounts receivable, net of allowance for bad debts of $7,110
            and $8,300 in 1999 and 1998, respectively                                      41,366          43,405
        Other receivables                                                                   3,307           6,886
        Prepaid expenses and other current assets                                           7,335           5,263
                                                                                        ---------       ---------
            TOTAL CURRENT ASSETS                                                           57,819          64,731

   PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
       of $45,401 and $39,475 in 1999 and 1998, respectively                               83,888          91,345



   INTANGIBLE ASSETS, net of accumulated amortization of $16,008
       and $11,773 in 1999 and 1998, respectively                                          68,797          75,445

   OTHER ASSETS                                                                             2,762           5,049

   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                4,476           1,260
                                                                                        ---------       ---------

       TOTAL ASSETS                                                                     $ 217,742       $ 237,830
                                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable                                                                $  17,786       $  10,932
        Accrued expenses                                                                   12,979          13,763
        Current portion of long-term debt                                                  22,579          20,982
        Obligations under capital leases - current portion                                  5,126           6,257
        Other current liabilities                                                           3,695           4,226
        Purchase price due on companies acquired                                              294             296
                                                                                        ---------       ---------
            TOTAL CURRENT LIABILITIES                                                      62,459          56,456

   Subordinated convertible debentures                                                     21,750          33,969
   Long-term debt, net of current portion                                                  91,099         100,956
   Obligations under capital leases, net of current portion                                13,367          10,227
   Other liabilities                                                                        2,424           2,549
                                                                                        ---------       ---------
            TOTAL LIABILITIES                                                             191,099         204,157

   MINORITY INTEREST                                                                        2,815           2,120

   COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)                                             --              --

   STOCKHOLDERS' EQUITY
        Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued             --              --
        Common stock, $.01 par value; 50,000,000 shares authorized; 22,641,033 and
            22,712,433 shares issued and outstanding in 1999 and 1998,
            respectively                                                                      226             227
        Additional paid-in capital                                                        147,945         148,047
        Deferred stock-based compensation                                                    (400)
                                                                                                             (973)
        Accumulated deficit                                                              (123,943)       (115,748)
                                                                                        ---------       ---------
           TOTAL STOCKHOLDERS' EQUITY                                                      23,828          31,553
                                                                                        ---------       ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $ 217,742       $ 237,830
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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



In thousands, except per share data

                                                                     Years Ended December 31,
                                                           -----------------------------------------
                                                              1999            1998            1997
                                                           ---------       ---------       ---------
NET REVENUE                                                $ 155,602       $ 195,735       $ 216,222
                                                           ---------       ---------       ---------

OPERATING EXPENSES
     General and administrative                              120,007         148,433         165,549
     Asset impairment losses                                      --             680          92,853
     Bad debt expense                                          6,062           6,493          17,630
     Depreciation                                             18,280          19,861          19,232
     Amortization                                              5,000           5,012          10,790
     Loss on settlement of lawsuits                               --              --           5,739
     Settlement with Former Chief Executive Officer               --              --           1,809
     Stock-based compensation                                    573           1,219           1,261
                                                           ---------       ---------       ---------
       TOTAL OPERATING EXPENSES                              149,922         181,698         314,863

GAIN ON SALE OF SUBSIDIARIES                                   2,306           4,676              --
                                                           ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS                                  7,986          18,713         (98,641)
                                                           ---------       ---------       ---------

OTHER INCOME (EXPENSE)
     Interest expense                                        (17,369)        (20,032)        (19,114)
     Amortization of lender equity participation fees         (1,853)             --              --
     Interest and other income                                 2,105           2,545           1,225
     Gain on sale of marketable equity securities                 --              --             407
                                                           ---------       ---------       ---------
       TOTAL OTHER EXPENSE                                   (17,117)        (17,487)        (17,482)
                                                           ---------       ---------       ---------

Income (loss) before minority interest, benefit
     for income taxes and extraordinary item                  (9,131)          1,226        (116,123)
Minority interest in income of subsidiaries                    2,811           2,423           2,428
                                                           ---------       ---------       ---------

Loss before benefit for income taxes
     and extraordinary item                                  (11,942)         (1,197)       (118,551)
Benefit for income taxes                                      (1,149)           (685)         (1,839)
                                                           ---------       ---------       ---------

     LOSS BEFORE EXTRAORDINARY ITEM                          (10,793)           (512)       (116,712)
Extraordinary item, net of income taxes                        2,598           5,311              --
                                                           ---------       ---------       ---------
     NET INCOME (LOSS)                                     $  (8,195)      $   4,799       $(116,712)
                                                           =========       =========       =========

BASIC AND DILUTED LOSS PER COMMON SHARE
     Loss before extraordinary item                        $    (.47)      $    (.02)      $   (5.26)
     Extraordinary item                                          .11             .23              --
                                                           ---------       ---------       ---------
     Net income (loss)                                     $    (.36)      $     .21       $   (5.26)
                                                           =========       =========       =========

     Weighted-average common shares outstanding               22,719          22,594          22,182
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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
--------------------------------------------------------------------------------



In thousands

                                                            Additional                                                Total
                                  Common         Common      Paid-in       Unrealized     Deferred    Accumulated  Stockholders'
                                  Shares         Stock        Capital         Gain      Compensation    Deficit       Equity
                                 ---------     ---------    ----------     ---------    ------------   ---------   ------------
BALANCE - JANUARY 1, 1997           23,749     $     237     $ 141,941     $     526     $  (5,357)    $  (3,835)    $ 133,512

Release of escrow shares
   related to 1996
   acquisitions                         --            --         4,185            --            --            --         4,185

Issuance of contingent shares
   related to 1996
   acquisitions                         79             1           528            --            --            --           529

Cancellation of escrow shares       (1,164)          (11)           11            --            --            --            --

Sale of marketable equity
    securities                          --            --            --          (526)           --            --          (526)

Stock options exercised                 17            --            73            --            --            --            73

Bridge warrants exercised                7            --            34            --            --            --            34

Restricted stock issued                202             2           438            --          (440)           --            --

Deferred compensation
    component of settlement
    with former executive
    officer                             --            --            --            --         2,344            --         2,344

Amortization of deferred
    compensation                        --            --            --            --         1,261            --         1,261

Adjustment of income tax
    benefit from options
    exercised                           --            --          (767)           --            --            --          (767)

Warrants issued in connection
    with financing agreement            --            --         1,407            --            --            --         1,407

 Net loss                               --            --            --            --            --      (116,712)     (116,712)
                                 ---------     ---------     ---------     ---------     ---------     ---------     ---------

BALANCE - DECEMBER 31, 1997         22,890     $     229     $ 147,850     $      --     $  (2,192)    $(120,547)    $  25,340
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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  (Concluded)
--------------------------------------------------------------------------------


In thousands

                                                                     Additional                                  Total
                                          Common         Common       Paid-in      Deferred     Accumulated   Stockholders'
                                          Shares         Stock        Capital    Compensation     Deficit       Equity
                                         ---------     ---------     ---------   ------------   ----------   -------------
BALANCE - JANUARY 1, 1998                   22,890     $     229     $ 147,850     $  (2,192)    $(120,547)    $  25,340

Restricted stock issued                         28            --            --            --            --            --

Purchase and retirement of stock              (206)           (2)       (1,203)           --            --        (1,205)
Release of escrow shares related to a
1996 acquisition                                --            --         1,217            --            --         1,217

Amortization of deferred compensation           --            --            --         1,219            --         1,219

Warrants issued in connection
with financing agreement                        --            --           183            --            --           183

 Net income                                     --            --            --            --         4,799         4,799
                                         ---------     ---------     ---------     ---------     ---------     ---------

BALANCE - DECEMBER 31, 1998                 22,712           227       148,047          (973)     (115,748)       31,533

Restricted stock issued                         34            --            --            --            --            --

Purchase and retirement of stock              (105)           (1)         (102)           --            --          (103)

Amortization of deferred compensation           --            --            --           573            --           573

 Net loss                                       --            --            --            --        (8,195)       (8,195)
                                         ---------     ---------     ---------     ---------     ---------     ---------

BALANCE - DECEMBER 31, 1999                 22,641     $     226     $ 147,945     $    (400)    $(123,943)    $  23,828
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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS   (Continued)
--------------------------------------------------------------------------------



In thousands
                                                                          Years Ended December 31,
                                                                 -----------------------------------------
                                                                    1999            1998            1997
                                                                 ---------       ---------       ---------
OPERATING ACTIVITIES
  Net income (loss)                                              $  (8,195)      $   4,799       $(116,712)
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
      Asset impairment losses                                           --             680          92,853
      Depreciation and amortization                                 23,280          24,873          30,022
      Bad debt expense                                               6,062           6,493          17,630
      Deferred income tax benefit                                       --              --          (3,002)
      Stock-based compensation expense                                 573           1,219           1,261
      Amortization of non-cash financing and other costs               965           1,305             239
      Minority interest in income of subsidiaries                    2,811           2,423           2,428
      Gain on sale of marketable securities                             --              --            (406)
      Loss on settlement of lawsuits                                    --              --           5,739
      Settlement with former CEO                                        --              --           1,809
      Loss on sale of fixed assets                                     419              --             225
      Gain on sale of subsidiaries                                  (2,306)         (4,676)             --
      Extraordinary item                                            (3,936)         (8,047)             --

 Changes in Assets and Liabilities
      (Increase) decrease in, net of sales and acquisitions
          of businesses:
       Accounts receivable                                         (10,918)         (5,201)        (31,101)
       Other receivables                                             5,585           3,455          (4,757)
       Prepaid expenses                                             (2,334)         (1,464)          4,308
       Other assets                                                    952           1,007           1,452

      Increase (decrease) in, net of sales and acquisitions
           of businesses:
       Accounts payable and accrued expenses                         5,558          (5,921)         (3,199)
       Minority interest (partnership distributions)                (2,062)         (2,722)         (3,470)
       Other liabilities                                             1,381          (6,353)         (3,158)
                                                                 ---------       ---------       ---------
       Total adjustments                                            26,030           7,071         108,873
                                                                 ---------       ---------       ---------


      NET CASH - OPERATING ACTIVITIES                               17,835          11,870          (7,839)
                                                                 ---------       ---------       ---------

INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                              (269)           (457)        (21,827)
      Equipment purchases                                          (12,741)        (23,450)        (18,858)
      Payment of purchase price due on companies acquired               --             (75)         (5,258)
      Sale of marketable equity securities                              --              --           7,161
      Proceeds from dispositions of property and equipment             488             222           1,887
      Investment in and advances to subsidiaries                        --              --            (724)
      Proceeds from the sale of subsidiaries, net of cash
        retained by purchasers                                      12,783          33,897              --
                                                                 ---------       ---------       ---------
      NET CASH - INVESTING ACTIVITIES                                  261          10,137         (37,619)
                                                                 ---------       ---------       ---------



The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
--------------------------------------------------------------------------------


                                                                     Years Ended December 31,
                                                           --------------------------------------
                                                             1999            1998          1997
                                                           --------       --------       --------
FINANCING ACTIVITIES
      Proceeds from long-term debt                         $ 24,351       $ 42,482       $ 78,729
      Repayments of long-term debt and
           obligations under capital leases                 (37,785)       (59,135)       (34,558)
      Purchase of subordinated convertible debentures        (7,925)       (13,637)            --
      Common stock issued                                        --             --            106
      Repurchase of common stock                               (103)            --             --
                                                           --------       --------       --------
      NET CASH-FINANCING ACTIVITIES                         (21,462)       (30,290)        44,277
                                                           --------       --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,366)        (8,283)        (1,181)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                 9,177         17,460         18,641
                                                           --------       --------       --------

CASH AND CASH EQUIVALENTS - END OF YEAR                    $  5,811       $  9,177       $ 17,460
                                                           ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the years for:
           Interest                                        $ 18,201       $ 19,517       $ 18,469
                                                           ========       ========       ========
           Income taxes                                    $    547       $  2,961       $    911
                                                           ========       ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowing under capital leases were $9.0 million, $9.0 million and $4.8 million in 1999, 1998 and 1997, respectively.

In 1999, long-term debt and capital lease obligations decreased by $3.3 million from the sale of subsidiaries, and long-term debt and certain long-term assets increased by $637,000 from the purchase of the operating assets of a center.

In 1998, long-term debt and capital lease obligations decreased by $27.5 million from the sale of subsidiaries, and increased by $6.4 million from the purchase of a partnership interest from a minority holder.

In 1999, the goodwill decreased by $2.9 million and investment in unconsolidated subsidiaries increased by the same amount. This was due to conversion of a partnership that was previously being consolidated, into an unconsolidated joint venture.

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

The fair market value of common stock and options issued in connection with acquisitions totaled $4.7 million in 1997.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Concluded)
--------------------------------------------------------------------------------


Restricted common stock with a value of $440,000 was issued for services rendered to the Company in 1997.

Information with regard to the Company's acquisitions, all of which are accounted for under the purchase method of accounting, is as follows (in thousands):

                                                      1999          1998         1997
                                                    -------       -------       -------
Fair value of non-cash assets acquired, net of
  liabilities                                       $  (451)      $ 1,038       $ 3,492
Goodwill                                                720         3,469        18,335
Non-cash consideration paid                              --        (4,050)           --
                                                    -------       -------       -------
Cash, net of cash acquired                          $   269       $   457       $21,827
                                                    =======       =======       =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc. (formerly U.S. Diagnostic Labs Inc., the "Company"), its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries.

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the operation and management of multi-modality diagnostic imaging centers and related medical facilities. The Company owns, operates or manages 81 centers located throughout the United States. The Company provides a variety of medical diagnostic testing and evaluation service procedures including magnetic resonance imaging, computerized tomography scanning, ultrasound, and various radiological services.

MANAGEMENT'S PLANS

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. Furthermore, the relatively short maturities of its indebtedness require the Company to devote a significant portion of its annual cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Although the Company's cash flow from operating activities has been positive, it is projected to be insufficient to meet the Company's scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness is not currently anticipated in the near term. These factors necessitate the incurrence of additional indebtedness or the meeting of the Company's capital requirements through other means.

Accordingly, despite the fact the Company's primary lending source has made additional funding available to the Company during the first quarter of 2000, the Company has begun a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, or, even if such sales were successfully completed and the Company subsequently was required by its capital needs to continue to sell assets, the Company could be materially and adversely affected.

Notwithstanding the above, management believes it will be successful in obtaining additional funding and/or will be able to sell selected imaging centers at advantageous prices such that the Company will have sufficient funds over the next twelve months to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

Additionally, even if the Company is successful at selling imaging centers, the degree to which the Company continues to be leveraged could affect its ability beyond year 2000 to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of business opportunities or obtain additional financing. A failure to significantly improve the Company's financial performance or obtain a refinancing of its debt or additional financing could require the Company to continue to sell imaging centers in order to maintain its operations and meet its obligations. If the Company is required to continue its sale of imaging centers, its long-term business and future prospects could be materially and adversely affected.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

PREPAID EXPENSES AND OTHER CURRENT ASSETS - Prepaid expenses and other current assets are comprised of prepaid insurance, restricted cash, and other prepaid items, as well as medical supplies inventory. The inventory is carried at lower of cost or market, using the first-in, first-out method. As of December 31, 1999, the company has approximately $2.4 million of restricted cash recorded in other current assets.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term. The equipment used by the Company is technologically sophisticated and subject to accelerated obsolescence the company in the event of significant technological change. Included in property and equipment are capitalized costs for software and implementation costs paid to external consultants related to the Company's billing and general ledger systems.

INTANGIBLE ASSETS - Goodwill consists of the cost of purchased businesses in excess of the fair value of net assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. Customer lists and covenants not to compete are amortized on a straight line basis for a period of fifteen years and five to ten years, respectively.

LONG-LIVED ASSETS - The Company recognizes impairment losses on impaired long-lived assets (property and equipment and intangible assets) based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined by using a current market value modeling approach or by evaluating the current market value of the acquired business using fundamental analysis.

NET REVENUE - Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

COMPREHENSIVE INCOME - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. The components of comprehensive income which are excluded from net income are not significant individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

EARNINGS (LOSS) PER SHARE - Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive shares, unless the effect of issuance would have an anti-dilutive effect.

STOCK-BASED COMPENSATION PLANS - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The pro forma net earnings (loss) per common stock amounts as if the fair value method had been used are presented in Note 12.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Generally accepted accounting principles requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximate their fair values and any differences which may exist between the carrying values and fair values are not significant.

SEGMENT REPORTING - The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective January 1, 1998. The Company currently has one reporting segment and therefore the adoption of SFAS No. 131 had no impact on the consolidated financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

RECLASSIFICATIONS - Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

[3] PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, is as follows:

In thousands

                                                                                    Estimated
                                                       1999            1998         Useful Life
                                                    ---------       ---------       -----------
Land                                                $   1,868       $   1,868            --
Buildings                                               4,581           5,561        40 Years
Medical equipment                                      89,442          90,462         7 Years
Furniture and fixtures                                  3,055           3,451        7-10 Years
Office, data processing equipment and software         11,058          11,351        3-10 Years
Vehicles                                                  572             626         3 Years
Leasehold improvements                                 18,713          17,501         10 Years
                                                    ---------       ---------
   Total                                              129,289         130,820

Less:  accumulated depreciation
   and amortization                                   (45,401)        (39,475)
                                                    ---------       ---------

Property and equipment, net                         $  83,888       $  91,345
                                                    =========       =========


Included in property and equipment is equipment under capital leases amounting to $36.7 million and $28.9 million at December 31, 1999 and 1998, respectively. Accumulated depreciation for equipment under capital leases was $12.9 million and $9.1 million as of December 31, 1999 and 1998, respectively. Depreciation expense amounted to approximately $18.3 million, $19.9 million and $19.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, of which $4.0 million, $4.6 million and $4.3 million was attributable to the equipment under capital leases, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




[4] INTANGIBLE ASSETS

A summary of intangible assets at December 31, is as follows:

In thousands

                                                                 Estimated
                                     1999           1998        Useful Life
                                   --------       --------      -----------
Goodwill                           $ 78,247       $ 80,660        20 Years
Covenants not to compete              3,192          3,192       5-10 Years
Customer lists                        3,189          3,189        15 Years
Other intangibles                       177            177       3-5 Years
                                   --------       --------
Total                                84,805         87,218

Less: accumulated amortization      (16,008)       (11,773)
                                   --------       --------

         Intangible assets, net    $ 68,797       $ 75,445
                                   ========       ========



[5] ASSET IMPAIRMENT LOSSES

The majority of acquired businesses and imaging centers which comprise the Company were purchased in 1996. As a result, 1997 was the first year of uninterrupted operation for such acquired entities as part of the Company's consolidated group. During 1997, management became aware that many of the acquired centers were not performing as originally projected. At year-end 1997 all acquired businesses were analyzed in depth, in light of the additional operating data during the period of the Company's ownership, to determine whether such shortfalls in performance were of a temporary nature and if current and expected future operating income would be sufficient to cover annual amortization of intangible and long-lived assets acquired (see Note 2). The analysis was repeated at the close of 1998 and 1999. Management has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. No impairment losses have been recorded for 1999. The components of the impairment losses for 1998 and 1997 are as follows:

In thousands

                                                               1998          1997
                                                             -------      -------
Intangible assets                                            $   250      $75,980
Investment in unconsolidated subsidiaries accounted for
   using the equity method (primarily intangible assets
   included therein)                                              --        6,269
Property and equipment                                           430        4,609
Acquired receivables                                              --        4,817
Other long-lived assets                                           --        1,178
                                                             -------      -------
                                                             $   680      $92,853
                                                             =======      =======


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



[6] LONG-TERM DEBT

Long-term debt at December 31 consists of the following (also, see Note 7):

In thousands

                                                                                        1999            1998
                                                                                     ---------       ---------
Revolving credit loan, up to $35.0 million maximum, interest at prime plus 2%
   (10.5% at December 31, 1999), due February 2001.
   Collateralized by accounts receivable.                                            $  14,807       $  16,475

Acquisition and equipment line of credit, up to $25.0 million maximum, interest from 10% to 11%, due in monthly installments
   through June 2002. Collateralized by equipment.                                       5,718           8,983

10% to 11% term loans to lending institution, up to $15.0 million
   maximum, due through October 2002. Collateralized by equipment.                       9,317          11,982

Unsecured loan, up to $25.0 million maximum, interest at 10.75%,
   due July 2001.                                                                       21,934          15,719

6 1/2% convertible note, discounted to yield 9%, due in June 2001.                       9,727           9,555

6% convertible notes maturing through June 2000.                                            10              19

6% to 13% notes payable to lending institutions, due in monthly installments through April 2012. Collateralized by property and
   medical equipment.                                                                   44,669          48,343

5% to 11% notes payable related to acquisitions, due in monthly installments through April 2004. Collateralized by
   substantially all of the assets of the companies acquired.                            7,496          10,862
                                                                                     ---------       ---------

Total                                                                                  113,678         121,938
Less: current portion                                                                  (22,579)        (20,982)
                                                                                     ---------       ---------
Long-term debt                                                                       $  91,099       $ 100,956
                                                                                     =========       =========


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





At December 31, 1999, aggregate maturities of long-term debt, not including subordinated convertible debentures (see Note 7), were as follows:

In thousands

2000                                             $ 22,579
2001                                               67,278
2002                                               12,478
2003                                                5,082
2004                                                2,716
Thereafter                                          3,545
                                                 --------
Total                                            $113,678
                                                 ========

In February 1997, the Company entered into a financing agreement with DVI Business Credit Corporation ("DVIBC") to provide two credit facilities of $25.0 million each. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5.0 million in cash during all reporting periods. The first $25.0 million (increased to $35.0 million pursuant to an amendment dated September 29, 1997) is a revolving credit loan from DVIBC secured by accounts receivable and was initially due on February 28, 1998 (extended to February 28, 1999 pursuant to an amendment dated September 29, 1997, extended to February 28, 2000 pursuant to an amendment dated March 31, 1998 and further extended to February 28, 2001 pursuant to an amendment dated March 31, 1999), and bears interest, payable monthly, at prime plus two percent (10.5% at December 31, 1999). The second $25.0 million is an acquisition and equipment line of credit from DVI Financial Services Inc. ("DVIFS") and is collateralized by equipment. Advance of funds under the acquisition and equipment line of credit is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. Each advance under the acquisition and equipment line of credit is repayable in sixty monthly installments with interest from 10% to 11% per annum (see Note
22).

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15.0 million, the repayment of which was guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loans is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7.5 million borrowed and 11% per annum as to any additional amounts borrowed. As further discussed in Note 11, in May 1998, the Company sold MDI. The Company has retained all of the outstanding borrowings under the loan, which amounted to $9.3 million and $12.0 million at December 31, 1999 and 1998, respectively, and DVIFS released the liens it had on MDI's equipment and on the Company's ownership in MDI common stock.

In connection with the term loans and pursuant to the modification of the revolving credit loan (see above), the Company issued to DVIFS two warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $7.6875 per share, which was the fair market value

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




of a share of such common stock on the date the warrants were issued. One of the warrants to purchase 125,000 shares of common stock was exercisable immediately, and a second warrant to purchase 125,000 shares of common stock was exercisable beginning on or after April 30, 1998 but only if the entire indebtedness to DVIFS and DVIBC has not been reduced by at least $12.5 million (exclusive of regularly scheduled amortization) prior to the date of exercise. Both of the warrants were to expire on September 30, 2004. The estimated fair value of the warrants was $1.4 million as of the date of issuance. This amount is being amortized to interest expense over the term of the related indebtedness. The unamortized balance at December 31, 1999 and 1998 was $88,000 and $614,000, respectively, and is offset against long-term debt in the accompanying consolidated balance sheets. As discussed below, in December 1998, both of the warrants were canceled and a new warrant was issued to DVIFS in connection with additional financing from DVIFS. The unamortized balance relating to the original warrants will continue to be amortized over the life of the revolving credit loan because the valuation placed on these warrants when originally issued was deemed to be a cost of the loan.

In December 1998, the Company entered into an unsecured loan agreement with DVIFS. Advances under the loan agreement were limited to $25.0 million, could only be made until January 31, 1999, and could only be used to purchase the Company's Subordinated Convertible Debentures on the open market (see Note 7). The loan was initially due June 21, 2000 with interest payable monthly at 10.75%. By an amendment dated July 1999, the loan was extended to July 1, 2001. Additional terms of the loan agreement require that the Company pay DVIFS an origination fee of 3% on amounts borrowed, as well as pay an equity participation fee to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, equal to a percentage of the profit realized by the Company from the purchase of Subordinated Convertible Debentures as more fully described in Note 7. The total unamortized portion of such origination fees and equity participation aggregated $1.2 million and $2.3 million as of December 31, 1999 and 1998, respectively. These costs have been capitalized to other assets in the accompanying consolidated balance sheets and are being amortized over the original life of the related indebtedness. Borrowings outstanding were $21.9 million and $15.7 million at December 31, 1999 and 1998, respectively. In connection with the loan, the Company canceled the two warrants issued to DVIFS in September 1997 to purchase an aggregate of 250,000 shares of common stock of the Company (see discussion of such warrants above) and issued a new warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $.938 per share, which was the fair market value of a share of such common stock on the date the warrant was issued. The new warrant expires on September 30, 2005. The estimated fair value of the new warrant was $184,000 as of the date of issuance, and is being amortized to interest expense over the original life of the related indebtedness. The unamortized balance at December 31, 1999 and 1998 was $54,000 and $184,000, respectively, and is offset against long-term debt in the accompanying consolidated balance sheets.

The 6 1/2% Convertible Note (the "Note") was originally issued to HEICO Corporation ("HEICO") in 1996, and subsequently modified on September 10, 1997, as partial consideration for the Company's acquisition of all of the outstanding stock of MediTek Health Corporation from HEICO (see Note 21). The Note matures on June 30, 2001, and originally was convertible into the Company's common stock at $9.25 per share for an aggregate of 1,081,081 shares (adjusted to $8.50 per share for an aggregate of 1,176,472 shares as modified on September 10, 1997 as consideration for deferring the demand feature of the Note). The Note may be prepaid by the Company, at its $10 million face value, upon 60 days written notice, after January 1, 1999. The Company granted to the holder of the Note registration rights to the common stock into which the Note is convertible. Until such time as the shares were registered, the

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



holder could require the Company to redeem the Note for cash at its face value of $10 million at anytime after January 1, 1999. Effective December 1998, the Company registered the shares for resale under the Securities Act. The Company can require the holder to convert the Note at the conversion price if the last sale price of the common stock averages at least $9.25 per share for the ten trading days immediately preceding the "required conversion date". The "required conversion date" was any time commencing on the later of December 31, 1997 (extended to January 1, 1999 as modified on September 10, 1997) or December 8, 1998 (the date that the shares of common stock into which the Note is convertible were registered for resale by the Company under the Securities Act of 1933).

On September 16, 1997, HEICO sold the Note to Forum Capital Markets L.P. ("Forum") and, also on September 16, 1997, Forum resold the Note to eighteen
(18) individual parties in various amounts totaling $10 million, resulting in the Company re-issuing separate Notes to each of the purchasers for their respective amounts. Each individual Note contains the same terms and conditions as the amended Note that HEICO sold to Forum. In November, 1997, the Company listed a global note for trading on the PORTAL Market; and the Company has given holders that qualify as Qualified Institutional Buyers (as defined under Rule 144A of the Securities Act of 1933) the opportunity to exchange their Notes for an interest in a global note to be held by the Depository Trust Company in accordance with its book entry system.

The 6% convertible notes are convertible into shares of common stock at an average conversion price of $6.50 per share or 1,477 shares as of December 31, 1999.

The 6% to 13% notes payable to lending institutions represent several different notes payable, and are collateralized by property and medical equipment.

The 5% to 11% notes payable relate to acquisitions from 1996 and earlier and are collateralized by substantially all of the assets of the companies acquired to which they relate.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




[7] SUBORDINATED CONVERTIBLE DEBENTURES

In 1996, the Company consummated a $57.5 million offering of 9% Subordinated Convertible Debentures (the "Debentures") due in 2003. Interest is payable semi-annually in March and September. Holders of the Debentures are entitled to convert 100% of the principal amount into common stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Debenture Indenture ("Indenture"). The Company was not permitted to redeem the Debentures, in whole or in part at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company must offer to repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

In December 1998, the Company repurchased approximately $22.9 million of its Debentures in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 6). The Debentures were purchased at a total price of $15.9 million, consisting of $13.6 million paid directly to the Debenture holders, $409,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $1.9 million paid to DVIPC as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $5.3 million in the accompanying consolidated statement of operations (see Note 17). The loan origination fees and the equity participation amount aggregating $2.3 million was capitalized to other assets in the accompanying balance sheets and is being amortized over the original life of the related indebtedness. At December 31, 1998, the balance outstanding under the Debentures was $34.0 million.

In January 1999, the Company made additional open market purchases of its Debentures aggregating $12.5 million, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note
6). The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVIPC, as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees were capitalized to other assets in the accompanying consolidated balance sheets and the amortization of such amount is included in interest expense. The equity participation fees were capitalized to other assets in the accompanying consolidated balance sheets and the amortization of such amount is classified as amortization of lender equity participation fees. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




extraordinary gain of $2.6 million (net of related costs and income taxes) - See
Note 17. At December 31, 1999, the balance outstanding under the Debentures was $21.8 million.

Warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued in 1996 to the underwriter of the offering of the Debentures. The estimated fair value of the warrants at the date of the offering was $1.7 million. This amount is being amortized to interest expense over the term of the related Debentures. In December 1998 and January 1999, $405,000 and $214,000, respectively, of the proportionate share of the unamortized balances, were written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note
17). The unamortized balance at December 31, 1999 and 1998 is $293,000 and $610,000, respectively, and is offset against long-term debt in the accompanying consolidated balance sheets.

Debenture issuance costs of $3.5 million are being amortized as interest expense over the term of the related Debentures. In December 1998 and January 1999, $831,000 and $455,000, respectively, of the proportionate share of the unamortized balances, were written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note 17). The unamortized balance at December 31, 1999 and 1998 is $592,000 and $1.3 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18.0 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18.0 million, the Company must offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued (or lesser amount outstanding at the time of the deficiency). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt if the ratio of debt to operating cash flow, as defined, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less.

As the Company previously disclosed in its annual report on Form 10-K for the year ended December 31, 1997, in March 1998, the Company determined that it was not in compliance with the Indenture's debt to operating cash flow ratio in the fourth quarter of 1997. The non-compliance was due to the required treatment of certain items in the ratio calculation relating to significant non-operating write-offs, reserves and expenses taken by the Company in 1996 and 1997 for various items including the settlement of shareholder class action claims, the previously disclosed NASDAQ and SEC proceedings and related legal and accounting professional services fees totaling approximately $10.0 million. The Company obtained the consent of a majority of the holders of outstanding Debentures to waive any non-compliance in the fourth quarter of 1997 and permit the Company to modify the Indenture to add back $10.0 million representing the above noted items to the operating cash flow calculation for each quarter ended March 31, 1998, June 30, 1998 and September 30, 1998 (the "Consent"). Based upon the receipt of the Consent, the Company was in compliance with the modified debt to operating cash flow ratio during the quarter ended March 31, 1998, and was in compliance with the original and the modified debt to operating cash flow ratio during the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998. The Company was in compliance with all of the above noted ratios at each of the four quarters ending December 31, 1999.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



The Indenture also prohibits the Company from paying any dividends on common stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities.

[8] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the accompanying consolidated balance sheets at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 7 1/2% and 15%.

Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 1999, are as follows:

In thousands

                   Date                                      Amount
                   ----                                      ------
                   2000                                      $ 6,812
                   2001                                        6,222
                   2002                                        4,481
                   2003                                        3,315
                   2004                                        1,635
                   Thereafter                                     --
                                                            --------

                   Total                                      22,465

                   Less: amount representing interest         (3,972)
                                                            --------

                   Total                                      18,493

                   Less:  current portion                     (5,126)
                                                            --------

                   Long-term portion                        $ 13,367
                                                            ========


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



[9] INCOME TAXES

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

In thousands
                                 1999          1998          1997
                               -------       -------       -------
Current
    Federal                    $(1,332)      $(3,288)      $   115
    State                          183         2,603         1,048
                               -------       -------       -------
                                (1,149)         (685)        1,163
                               -------       -------       -------
Deferred
    Federal                         --            --        (2,600)
    State                           --            --          (402)
                               -------       -------       -------
                                    --            --        (3,002)
                               -------       -------       -------

Total                          $(1,149)      $  (685)      $(1,839)
                               =======       =======       =======



FEDERAL TAX RATE RECONCILIATION

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:

                                                         1999           1998            1997
                                                      --------        --------        --------
Federal tax rate                                           (34)%           (34)%           (34)%
Impairment of non-deductible intangible assets              --              38              17
Non-deductible amortization of intangible assets             7              51               2
Increase (decrease) in valuation allowance                  64            (242)             12
State taxes, net of federal benefit                          1             144               1
Sale of subsidiaries                                       (51)            (38)             --
Meals and entertainment                                     --               6              --
Debenture gain                                              --              11              --
Other                                                        3               7              --
                                                      --------        --------        --------
Effective tax rate                                         (10)%           (57)%            (2)%
                                                      ========        ========        ========


For the years ended December 31, 1999 and 1998, the extraordinary gains of $3.9 million and $8.0 million are shown net of $1.3 million and $2.7 million in income taxes, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

In thousands

                                                            1999           1998
                                                          --------       --------
Current

Deferred tax assets:
    Allowance for bad debts                               $  2,214       $  2,796
    Other allowances and reserves                              528            733

Deferred tax liabilities:
    Cash to accrual differences on acquired entities            --           (459)

Valuation allowance                                         (2,742)        (3,070)
                                                          --------       --------

Net current deferred tax assets                                 --             --
                                                          --------       --------

NON-CURRENT

Deferred tax assets:
    Net operating losses                                    20,012         16,353
    Basis differences of intangible assets                   8,976         11,061
    Compensatory options                                       615            430
    Asset impairment                                            24            533
    Capital loss carryforward                                7,714             --
    Other                                                    2,372          2,240

Deferred tax liabilities:
    Equipment basis differences                             (7,346)        (7,025)
    Other                                                   (1,772)          (269)

Valuation allowance                                        (30,595)       (23,323)
                                                          --------       --------

Net non-current deferred tax liability                          --             --
                                                          --------       --------
Net deferred income tax asset                             $     --       $     --
                                                          ========       ========



The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In 1997, management provided a valuation allowance for the net deferred tax asset for which it is more likely than not that a tax benefit will not be realized. During 1999 the valuation allowance increased $6.9 million primarily due to generated capital loss carryforwards ($7.7 million), current year net operating loss generated ($3.7 million) and a decrease in intangible assets ($2.1 million).

The Company has tax operating loss carryforwards of approximately $58.9 million expiring through the year 2013. Approximately $22.3 million of the operating loss carryforwards relate to acquired entities. The utilization of the acquired loss carryforwards is limited to approximately $2.2 million per year. The

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



Company has capital loss carryforwards of $19.7 million expiring through the year 2004. Approximately $18.0 million and $1.7 million were generated in 1999 and 1998, respectively, due to the sale of subsidiaries.

 [10] CAPITAL TRANSACTIONS

In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow 1,163,853 shares (the "IPO Escrow Shares") of the Company's common stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO Escrow Shares were canceled in early 1997. During 1997, earnings targets were achieved for certain companies, and 720,785 of such shares were released from escrow. Additionally, 79,135 shares were issued during 1997 related to such earnings targets for one of its acquisitions. As of December 31, 1997, 271,000 shares remained in escrow, pending achievement of specified earnings. During 1998, the earnings target was met and the remaining 271,000 shares were released from escrow. As of December 31, 1998, there were no shares held in escrow. There were no activities in 1999.

In December 1996, the Company and Jeffrey Goffman, who was at the time the Company's Chief Executive Officer, entered into a Settlement Agreement with Consolidated General Ltd. ("General"), U.K. Errington Ltd. ("Errington"), and certain other persons (collectively, the "Claimants"). Under the Settlement Agreement, the Company issued an aggregate of 68,400 shares of its common stock, with a fair market value of $654,000 at the date of issuance, to the Claimants and paid to the Claimants an aggregate of $1.3 million in cash. In exchange, the Claimants executed general releases in favor of the Company and Mr. Goffman. Under the Settlement Agreement, the Claimants settled claims relating to allegations that they had escrowed too many shares of their common stock under the escrow agreement entered into in connection with the Company's initial public offering. The Claimants also released their claims relating to promissory notes in the aggregate principal amount of $850,000 executed by Mr. Goffman in favor of the Claimants, which promissory notes were collateralized by 150,000 shares of the Company's common stock owned by Mr. Goffman. After the execution of these promissory notes, Mr. Goffman executed an assignment and assumption agreement on behalf of himself and the Company, under which the Company purportedly assumed Mr. Goffman's obligations under such promissory notes. These promissory notes were executed by Mr. Goffman in payment of consideration to the Claimants under consulting agreements between Mr. Goffman and the Claimants, which Mr. Goffman asserted were entered into by him for the benefit of the Company. Under the terms of these consulting agreements, the Claimants were to provide consulting and advisory services to Mr. Goffman, purportedly on behalf of the Company, to assist in funding, evaluating and structuring business opportunities and transactions. The fair market value of the shares issued and the cash paid totaled $2.0 million, which was included in loss on settlement of claims in 1996. Subsequently, the Claimants alleged that the Company had not registered the aforementioned 68,400 shares of common stock by the date contemplated in the Settlement Agreement and made claims against the Company. The dispute was settled as to General in November 1997 and as to Errington in January 1998 by payment by the Company to the Claimants of a total of approximately $364,000 to settle all additional claims and the Company was released from any further liability under the Settlement Agreement. The settlement amount was expensed in the accompanying consolidated statement of operations for 1997.

See Note 12 regarding activity under the Company's stock option plans and warrants issued by the Company.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



Prior to January 1997, the Company granted contractual rights to certain persons to whom the Company issued securities to register such securities under the Securities Act of 1933, and state securities registration statutes, and in some instances the Company agreed to repurchase the stock issued to these persons or to pay specified liquidated damages if such registration was not effected in a timely manner. The Company's inadvertent failure to timely file a Form 8-K report in connection with one of its 1996 acquisitions made it impracticable for the Company to file registration statements under the Securities Act of 1933 until June 1998. As such, the Company had not registered certain securities in accordance with provisions of various registration rights agreements. In November 1997 and January 1998 the Company entered into settlement agreements with two of the holders of such registration rights who had received a total of 68,400 shares of common stock as part of an earlier settlement with the Company in December 1996. Pursuant to the November 1997 and January 1998 settlements pertaining to registrations, the Company paid an aggregate of $364,000 in December 1997 and February 1998 in full and final satisfaction of its registration and any other obligations. Such amount is included in general and administrative expense in the accompanying consolidated statement of operations for 1997. Another individual who asserted an agreement to register securities requested and received a commitment to provide piggyback registration rights for 50,000 shares of the Company's common stock, at no cost to the Company, in full satisfaction of the Company's registration obligations, if any. Such agreement has been delivered to the individual.

The only other parties to assert non-compliance with an agreement to register the Company's common stock was a group of sellers of centers in Pennsylvania and certain sellers of centers in New York. Both of these lawsuits were settled in 1999 as more specifically described in Note 20.

The Company's financial condition may also be materially adversely affected to the extent that persons to whom the Company has issued securities successfully assert claims against the Company based upon inadequacy of disclosure regarding the background of Keith Greenberg, as more fully discussed in Note 20. In addition to the class action lawsuits which had been settled in 1998, two other suits have also been settled in 1999. The two suits are more specifically described in Note 20.

In August 1999, the Board of Directors approved the repurchase of up to 10% of the Company's outstanding common stock from time to time on the open market. In October 1999, 105,000 shares were purchased and retired by the Company. No further shares have been repurchased as of the date herein.

At December 31, 1999, the Company had 22,641,033 shares of common stock issued and outstanding.

A summary of shares of common stock reserved for potential future issuance as of December 31, 1999, is as follows (in thousands of shares):

Subordinated convertible debentures                               2,449
Stock option plans                                                2,274
Underwriter options and warrants                                    966
$10.0 million convertible note                                    1,176
Warrants issued to lender                                           250
Warrants outside of stock option plans                              225
Other convertible debt                                                1
1996 restricted stock grants not yet issued                         166
                                                                 ------
Total                                                             7,507
                                                                 ======

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



[11] SALES AND ACQUISITIONS OF BUSINESSES

In December 1999, the Company sold a facility for a total purchase price of $2.2 million; $615,000 in cash and $1.6 million assumption of certain liabilities. In September 1999, the Company sold a facility for $2.75 million in cash. During the second quarter of 1999, the Company sold its interest in two facilities for approximately $1.3 million.

On February 12, 1999, the Company sold its 100% interest in US Imaging, Inc., ("USI"), to United Radiology Associates, Inc. ("URA"). USI and its subsidiaries owned and operated eight diagnostic imaging centers in Houston and San Antonio, Texas. Additionally, on February 12, 1999, the Company sold to URA certain assets relating to the Company's billing and regional corporate offices located in Houston and San Antonio, Texas. URA is affiliated with Dr. L.E. Richey, M.D., who was Chairman of the Board of the Company. Effective February 12, 1999, Dr. Richey resigned as Chairman of the Board and as a Director of the Company. The Company obtained a fairness opinion in connection with the transaction. The consideration received for the stock of USI and for the billing and regional corporate office assets totaled $11.7 million, consisting of cash received of $8.6 million, a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually, and debt assumed by URA of $1.2 million. Immediately upon the closing, $6.2 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan (see Note 6), and another $1.4 million was paid to DVI in full payment of an equipment loan. In April 1999, URA defaulted on the note (see Note 20).

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

In November 1998, the Company sold its 100% interest in US Heartcare Management, Inc. ("US Heartcare"). US Heartcare provided management services to several third party nuclear medicine and diagnostic imaging centers in the New York City metropolitan area. The sale was effective as of October 1, 1998. The $12.0 million aggregate consideration received consisted of $2.7 million in cash, notes receivable of $1.0 million ($500,000 of which is due in various monthly and quarterly installments with interest at 7% per annum, and the remaining $500,000 due on September 30, 2001 with interest at 7% per annum payable quarterly), and the assumption and forgiveness of debt by the purchaser aggregating $8.3 million. Additionally, as part of the transaction, the Company entered into an agreement for the provision of general consulting services to US Heartcare for an annual fee of $500,000, payable quarterly in arrears, for a period of three years. During February and March 1999, the purchaser of US Heartcare paid the entire $1.0 million of notes receivable to the Company without penalty.

In May 1998, the Company sold certain non-core assets consisting of the Company's mobile subsidiary, Medical Diagnostics, Inc. ("MDI"), which had been acquired during 1997, to Alliance Imaging Inc. for $35.5 million in cash less debt assumed of $5.9 million. Immediately upon the closing, the Company used $25.0 million of the cash proceeds to repay a portion of the outstanding balance under the DVIBC credit loan.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

All of the acquisitions made by the Company during each of the three years in the period ended December 31, 1999, were accounted for under the purchase method of accounting. The Company allocates the purchase price to net assets acquired based upon their estimated fair market values. During the initial year after acquisition the Company may adjust the allocation of the purchase price as more information becomes available.

During 1997, the only acquisition made by the Company was Medical Diagnostics, Inc. in the first fiscal quarter. Total consideration paid was approximately $22.0 million in cash and assumption of debt of $8.6 million. MDI provided fixed and mobile diagnostic imaging services to approximately 40 hospitals. As further discussed above, in May 1998 the Company sold MDI.

Effective April 1, 1998, the Company purchased from Phycor of Jacksonville, Inc. ("Phycor"), a wholly-owned subsidiary of Phycor, Inc., certain accounts receivable owned by Phycor as well as Phycor's 50% interest in Diagnostic Equity Partners ("DEP"), a joint venture between the Company and Phycor. The purchase price was $2.0 million, of which $1.5 million was paid (without interest) in July 1998, and the remaining $500,000 was paid in two equal installments (without interest) in October 1998 and January 1999. The Company's interest in DEP had previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company operates the imaging centers previously managed by DEP.

On December 31, 1998, the Company purchased the remaining 50% interest in Imaging Center of Orlando for $1.3 million. Half of such purchase price is payable in six equal quarterly installments beginning April 1999 including interest at 7% per annum. The other half of such purchase price is payable at any time at the discretion of the Company for a period of five years from date of purchase with an option to extend for an additional five years, with accumulated interest at 4.5% which was the federal interest rate under Internal Revenue Code Section 1274 (d) at December 31, 1998.

During the second quarter of 1999, the Company acquired a facility for approximately $900,000 and merged its operations with an existing facility.

In connection with a certain 1996 acquisition, the Company guaranteed to repurchase 206,000 shares of the Company's common stock issued to the seller if, on the last trading day prior to the second anniversary of the closing date (as defined), the market price of the Company's common stock was more than $2.00 below a defined price. The Company placed 103,000 of these shares into escrow, which were released in late 1997 when certain earnings targets were met. The Company's share price was more than $2.00 below the defined price as of the specified date, resulting in a liability to repurchase the common stock at a total price of approximately $1.9 million. As of December 31, 1997, the Company had

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



recorded $1.2 million ($825,000 in 1996 and $379,000 in 1997) in paid-in capital to reflect the market price as of the date earned of the 206,000 shares and recorded a "purchase price due on companies acquired" of approximately $694,000 (representing the difference between amount to be paid of $1.9 million and the recorded value of the shares to be repurchased). As a result, goodwill of $1.9 million related to the required repurchase of the 206,000 shares was recorded as of December 31, 1997. In June, 1998, the Company reached an agreement with the seller for the payment of $1.9 million over 36 equal installments plus interest at 10%, and the 206,000 shares were returned to the Company and retired. As a result, the Company recorded a liability of $1.9 million, reduced common stock and paid-in capital by $1.2 million, and reduced purchase price due on companies acquired by $700,000.

The Company also entered into non-compete agreements with certain individuals of some of the companies acquired. The cost of these non-compete agreements is recorded as an intangible asset as of the date of the related acquisition and amortized over the contractual life of the agreement.

The results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the date of acquisition.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





The following summarizes the unaudited pro forma effect of the businesses acquired in 1999, 1998 and 1997, accounted for under the purchase method as if the businesses had been acquired as of the beginning of the year immediately preceding the year of acquisition. This presentation is prepared in accordance with generally accepted accounting principles and does not reflect estimates for potential operating efficiencies and other cost savings.

UNAUDITED:

                                                           1999           1998             1997
                                                        ---------       ---------       ---------
In thousands, except per share data
Net revenue as reported                                 $ 155,602       $ 195,735       $ 216,222
Effect of acquisitions                                        164           3,319          11,305
                                                        ---------       ---------       ---------
  Pro forma net revenue                                 $ 155,766       $ 199,054       $ 227,527
                                                        =========       =========       =========

Loss before extraordinary item as reported              $ (10,793)      $    (512)      $(116,712)
Effect of acquisitions                                         56              62             109
                                                        ---------       ---------       ---------
  Pro forma loss before extraordinary item              $ (10,737)      $    (450)      $(116,603)
                                                        =========       =========       =========

Net income (loss) as reported                           $  (8,195)      $   4,799       $(116,712)
Effect of acquisitions                                         56              62             109
                                                        ---------       ---------       ---------
  Pro forma net income (loss)                           $  (8,139)      $   4,861       $(116,603)
                                                        =========       =========       =========

Basic and diluted loss per common share
Loss before extraordinary item as reported              $    (.47)      $    (.02)      $   (5.26)
Effect of acquisitions                                         --              --              --
                                                        ---------       ---------       ---------
  Pro forma loss before extraordinary item              $    (.47)      $    (.02)      $   (5.26)
                                                        =========       =========       =========

Basic and diluted loss per common share
Net income (loss) as reported                           $    (.36)      $     .21       $   (5.26)
Effect of acquisitions                                         --              --              --
                                                        ---------       ---------       ---------
   Pro forma net income (loss)                          $    (.36)      $     .21       $   (5.26)
                                                        =========       =========       =========


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



[12] STOCK OPTION PLANS AND WARRANTS

At December 31, 1999, the Company has two stock-based compensation plans. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", ("SFAS No. 123"), the Company has accounted for all stock-based compensation grants issued to non-employees subsequent to December 15, 1995 as provided for by SFAS No. 123. The Company has elected to continue to account for its stock-based compensation grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". However, in accordance with SFAS No. 123, the pro forma effect of the issuance of such options is set forth below. The fair value of each option granted subsequent to December 15, 1995 to non-employees and employees has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.7 percent to 6.6 percent for 1997, 4.3 percent to 5.5 percent for 1998, and 5.9 percent for 1999; dividend yield of zero percent for all years; expected lives ranging from 3 to 6 years for 1997, and 2 to 5 years for 1998, and 1 to 5 years for 1999; and volatility of 82 percent for 1997, 87 percent for 1998, and 90 percent for 1999. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $3.6 million (including $2.3 million which is included in the net Settlement to Former Chief Executive Officer) in 1997, $1.2 million in 1998, and $573,000 in 1999, respectively.

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with SFAS No. 123 using the option pricing model assumptions described above.

In thousands, except per share data

                                                     1999               1998           1997
                                                 -----------       -----------      -----------
Net income (loss)
         As reported                             $    (8,195)      $     4,799      $  (116,712)
         Pro forma                               $    (8,305)      $     2,893      $  (120,758)
Basic and diluted earnings (loss) per share
         As reported                             $      (.36)      $      0.21      $     (5.26)
         Pro forma                               $      (.36)      $      0.13      $     (5.44)


The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the 1993 Plan, a maximum of 200,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The 1993 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1993 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed 10 years; however, with respect to incentive stock options granted to holders of more than 10% of the Company's common stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed five years. The 1993 Plan has no options available for new grants since December 31, 1998.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



The Company's 1995 Long-Term Incentive Plan (the "1995 LTIP") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 LTIP also provides for awards of restricted stock. Under the terms of the 1995 LTIP, as amended, a maximum of 4,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of common stock are available for restricted stock awards. The 1995 LTIP provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 LTIP, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 LTIP provides that the total number of shares of common stock that may be subject to stock options or restricted stock awards granted to any person in any calendar year may not exceed 25% of the maximum number of shares that may be issued and sold under the Plan. The Company has a policy pursuant to which non-employee directors shall receive an option to purchase shares of common stock under the 1995 LTIP on the date that such director first becomes a director. Effective August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each non-employee director of 100,000 options to purchase the Company's common stock. The options granted to current non-employee directors were granted at a price equal to $.91 per share, the closing price of the Company's stock on August 27, 1999. The options vest immediately and have a five year term.

A summary of the status of the Company's two stock option plans at December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                          1999                       1998                         1997
                                                 ----------------------      ----------------------       ----------------------
                                                              Weighted-                  Weighted-                     Weighted-
                                                               Average                    Average                      Average
                                                  Shares      Exercise       Shares       Exercise        Shares       Exercise
                                                  (000)         Price        (000)         Price           (000)         Price
                                                 ------       ---------      ------       ---------       ------       ---------
Outstanding at beginning of year                  3,556       $    4.42       3,171       $    7.97        2,620       $    8.42
Granted:
   Exercise price equals market price               400             .91       2,410            1.68          695            6.76
   Exercise price is less than market price          --              --          --              --           --              --
Exercised                                            --              --          --              --          (16)          (4.44)
Forfeited                                        (1,682)           6.00      (2,025)          (6.72)        (128)         (11.06)
                                                 ------       ---------      ------       ---------       ------       ---------

Outstanding at end of year                        2,274       $    2.61       3,556       $    4.42        3,171       $    7.97
                                                 ======       =========      ======       =========       ======       =========

Options exercisable at end of year                1,691                       1,807                        1,975
Weighted-average fair value of options
   granted during the year:
      Exercise price equals market price                      $     .91                   $    1.68                    $    6.76
      Exercise price is less than market price                    N/A                         N/A                        N/A


US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




The following table summarizes information about stock options outstanding at December 31, 1999. (Shares in thousands)

                                     Options Outstanding                                Options Exercisable
                     ------------------------------------------------------      ------------------------------
                         Shares                                                    Shares
 Range of Exercise   Outstanding at    Weighted-Average     Weighted-Average     Exercisable    Weighted-Average
       Price            12/31/99       Remaining Life        Exercise Price      at 12/31/99    Exercise Price
 -----------------   --------------    ---------------      ---------------      -----------    ---------------
  $ 0.91 - $ 0.91           400              4.65                $ 0.91               400            $ 0.91
  $ 0.94 - $ 0.94         1,135              3.95                  0.94               630              0.94
  $ 4.00 -  $7.00           465              1.49                  4.99               416              5.09
  $ 7.13 -  $9.00           250              1.58                  7.41               233              7.32
  $13.63 - $13.63            24              3.43                 13.63                12             13.63
                          -----            ------                ------             -----            ------
  $ 0.91 - $13.63         2,274              3.30                $ 2.61             1,691            $ 2.92
                          =====            ======                ======             =====            ======


Not issued pursuant to the plans discussed above are a total of 225,000 warrants outstanding at December 31, 1999, issued during 1995 to individuals to purchase common stock at exercise prices ranging from $5.00 to $5.13.

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allow the holder to acquire 170,000 shares of common stock at $7.25 per share, 170,000 warrants convertible into common stock at $6.25 per share and 340,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants expired in October 1999. The 1995 options allow the holder to acquire 161,500 shares of common stock at $7.82 per share, 161,500 warrants convertible into shares of common stock at $6.25 per share and 323,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants, which are convertible into a total of 646,000 shares, are outstanding at December 31, 1999, and expire November 15, 2000.

In connection with the 1996 issuance of the Company's Subordinated Convertible Debentures, warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued to the underwriter, such warrants expire March 31, 2003. All of these warrants are outstanding at December 31, 1999.

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

The Company granted 94,000 and 51,000 shares of restricted common stock to certain other officers and directors of the Company in 1996 and 1997, respectively, under the 1995 LTIP. These restricted stock grants have vesting periods ranging from two to five years. Related deferred charges in 1996 and 1997 amounted to $1.2 million and $440,000, respectively, which are being amortized to compensation expense over the vesting periods of the restricted stock. The unamortized deferred compensation

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



balance as of December 31, 1999 and 1998 is $247,000 and $567,000, respectively.


In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its then Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of two directors, all under the 1995 LTIP. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (see Note 19). The options vested on September 30, 1997. The exercise price of the options is $8.625 which was the market value of the Company's common stock at the date of grant. As of December 31, 1999 all of these options were canceled.

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

On July 13, 1998, the Board of Directors of the Company elected Dr. L.E. Richey, M.D., then a Co-Chairman of the Board of the Company, to the position of sole Chairman of the Board. Concurrently, the Company granted Dr. Richey options to purchase 350,000 shares of the Company's common stock under the 1995 LTIP in recognition of the extensive amount of time he devoted to the Company and in anticipation of his future contributions as Chairman. The options were exercisable at a price of $3.50, which represented the closing price of the Company's common stock on the day immediately preceding the date of grant, and fully vest one year from the date of grant.

On December 11, 1998, options to purchase 1,966,000 shares of the Company's common stock under its 1995 LTIP were canceled. These canceled options were granted at various times in the past and under various terms and conditions (at exercise prices ranging from $3.69 to $13.50), with 1,215,000 of such total having been issued to current directors and executive officers of the Company and 751,000 having been issued to other employees. Concurrent with the cancellation of these options, options (hereinafter defined as "new options") to purchase 1,165,001 shares of the Company's common stock under the 1995 LTIP were granted to current directors and executive officers, and new options to purchase 530,000 shares of common stock were granted to certain other employees. The December 1998 cancellation and reissuance was consummated in lieu of the July 1998 cancellation and reissuance previously disclosed which was not consummated. The new options were issued in order to provide an appropriate incentive to the grantees, especially those whose previous options were granted with exercise prices substantially above the current market price of the Company's common stock. All such new options are exercisable at a price of $0.937, which represents the closing price of the Company's common stock on the day immediately preceding the date of grant. New options issued to non-employee directors fully vest on the first anniversary of the date of grant and have a term of five years. All other new options granted vested 25% at date of grant and will vest 25% on each anniversary date thereafter, and have a term of five years. During 1999, 560,000 of these options were canceled, of which 515,000 were granted to previous executive officers and directors and 45,000 were granted to other employees. As of December 31, 1999, 1,135,000 of these options remain outstanding. At December 31, 1999, Dr. Richey was no longer on the Company's Board of Directors, and all of his options granted as described herein have been canceled.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


[13] EARNINGS PER SHARE

The Company had a loss before extraordinary item in each of the three years in the period ended December 31, 1999, and all potentially dilutive securities were excluded from basic and diluted earnings per share in each year since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 3.7 million,
6.1 million and 5.7 million shares of the Company's common stock as of December 31, 1999, 1998 and 1997, respectively; (ii) 3.6 million, 5.0 million and 7.8 million shares of the Company's common stock issuable upon conversion of convertible debt as of December 31, 1999, 1998 and 1997, respectively; (iii) unvested restricted stock amounting to 165,600, 199,000 and 228,000 shares of the Company's common stock as of December 31, 1999, 1998 and 1997, respectively; and (iv) 271,000 shares of the Company's common stock held in escrow as of December 31, 1997, to be released to the sellers related to certain acquisitions only if certain earnings targets were achieved. As of December 31, 1998, all shares of the Company's common stock held in escrow had been released.

[14] COMMITMENTS

The Company and its subsidiaries have non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

Minimum future rental payments for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 1999 are:

                In thousands

                Date                                Amount
                ----                              --------
                2000                              $ 12,929
                2001                                10,322
                2002                                 8,055
                2003                                 6,936
                2004                                 5,727
                Thereafter                          15,769
                                                  --------
                Total                             $ 59,738
                                                  ========

Rent expense for the years ended December 31, 1999, 1998 and 1997, under various operating leases amounted to $9.8 million, $13.2 million and $10.5 million, respectively.

The Company has comprehensive maintenance contracts with its equipment vendors for its magnetic resonance imaging ("MRI"), computerized tomography ("CT") and other diagnostic medical equipment. The terms of these contracts are between one and five years, but may be canceled by the Company under certain circumstances. Such non-cancelable service contracts are included in the minimum future rental payments schedule above. In addition, the Company has approximately $3.4 million of purchase commitments for capital expenditures as of December 31, 1999.

The Company has entered into employment agreements with certain officers. The employment agreements have original terms of one to five years. All of the agreements provide for a specific amount

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


of annual base salary. Certain of the agreements provide for incentive bonuses, stated minimum base salary increases, and options to acquire the Company's common stock. In addition, certain of the employment agreements, including at will contracts, provide that in the event of certain changes in control of the Company, the officers may deem their employment terminated and receive lump sum payments pursuant to terms provided in each of the applicable employment agreements. The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 1999, for the remaining terms of the respective employment agreements, was approximately $1.3 million at December 31, 1999. In addition, the amount of compensation in the event of certain changes in control of the Company, was approximately $2.6 million at December 31, 1999.

Each of the Company's Facilities has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologist compensation ranges between 10% and 21% of net collections attributable to radiology services performed by the radiologist.

[15] CONCENTRATION OF CREDIT RISKS

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.

The mix of receivables from third-party payors and patients at December 31:


                                                                       1999             1998
                                                                     --------         --------
        Medicare and Medicaid                                              13%              12%
        Workers' Compensation and Self Pay                                 11               10
        Commercial                                                         17               17
        Managed Care                                                       36               36
        Other                                                              23               25
                                                                     --------         --------
        Total                                                             100%             100%
                                                                     ========         ========


[16] 401(k) PROFIT SHARING PLAN

The 401(k) Profit Sharing Plan (the "401(k) Plan") is offered to full-time employees who have completed six months of service. Eligible employees may make elective deferrals in any amount up to 15% of their compensation. The Company contributes 100% of the amount withheld from the Participant's compensation (up to a maximum of 3%) and may make additional discretionary contributions. Employer contributions to the 401(k) Plan totaled $464,000, $486,000 and $526,000 in fiscal 1999, 1998 and 1997, respectively.

[17] EXTRAORDINARY ITEM

The Company repurchased approximately $12.5 and $22.9 million, aggregate principal amount of its Convertible Subordinated Debentures in the open market during 1999 and 1998, respectively, for amounts less than the recorded amounts (see Note 7). The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




1998 (see Note 6). The transaction resulted in an extraordinary gain after taxes in 1999 and 1998 of approximately $2.6 and $5.3 million, respectively.

[18] INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

In 1997, as the result of losses incurred by Diversified Therapy Corporation ("DTC"), a previously unconsolidated investment in a start-up company accounted for using the equity method of accounting, the Company recorded a loss of $3.6 million in the quarter ended June 30, 1997, representing the Company's entire recorded investment in DTC. Such loss amount is included in asset impairment losses in 1997 as discussed in Notes 2 and 5. On December 31, 1998, the Company sold its interest in DTC for a nominal amount which included a note receivable for $250,000, and a common stock purchase warrant for 416,662 shares of DTC.

Effective April 1, 1998, the Company purchased from Phycor certain accounts receivable owned by Phycor as well as Phycor's 50% interest in DEP (see Note
11). The Company's interest in DEP had previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. The Company operates the centers previously managed by DEP. For the three months ended March 31, 1998, DEP had total revenues of $3.0 million, total expenses of $3.3 million, and a net loss of $320,000. At December 31, 1997 DEP had current assets of $444,000 and total assets of $11.0 million, current liabilities of $4.0 million and total liabilities of $9.3 million and total partnership capital of $1.7 million. During 1997, DEP had total revenues of $11.5 million, total expenses of $12.5 million, and a net loss of $1.0 million.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




The following is a combined financial summary of all unconsolidated subsidiaries (other than DEP discussed above), which the Company is accounting for under the equity method. The Company's ownership interests in the partnerships varies between 18% and 50%. On December 17, 1998, one of the partnership entities was dissolved and the operations were terminated. In 1998, the Company opened a center in the same city that provides similar as well as expanded services. The Company's combined investments in and advances to these entities were $4.5 million and $1.3 million as of December 31, 1999 and 1998, respectively.


In thousands, as of December 31:
                                         1999        1998
                                        ------      ------

Current Assets                          $5,105      $5,121
Non-Current Assets                       3,297       3,359
                                        ------      ------
     Total Assets                       $8,402      $8,480
                                        ======      ======

Current Liabilities                     $1,725      $1,650
Non-Current Liabilities                  2,175       2,921
Partnership Capital                      4,502       3,909
                                        ------      ------
     Total Liabilities and Capital      $8,402      $8,480
                                        ======      ======

                                         1999         1998         1997
                                       -------      -------      -------
Results of Operations
     Net Revenue                       $12,798      $12,571      $12,237
     Expenses                            7,706        7,345        7,224
                                       -------      -------      -------
Net Income                             $ 5,092      $ 5,226      $ 5,013
                                       =======      =======      =======

During July 1999, the Company contributed certain assets of a wholly-owned subsidiary to a 50% owned joint venture, Jefferson Magnetic Resonance Imaging, LLC. The goodwill related to these assets was recorded as Investment in Unconsolidated Subsidiaries. Equity in the net income of the subsidiary which has been reduced by the amortization of goodwill, is reflected in the accompanying consolidated statements of operations. Goodwill is being amortized using the straight-line method over seven years, the term of the joint venture agreement. Amortization expense of $192,000 was recorded in 1999.

The reconciliation of the investment in the unconsolidated subsidiaries at December 31, 1999, in thousands, is as follows:


Equity Interest at Respective Ownership Percentages           $1,491
Advances to Unconsolidated Subsidiaries                          244
Unamortized Goodwill                                           2,741
                                                              ------
      Carrying Value                                          $4,476
                                                              ======

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



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

On April 24, 1997, the Company and Mr. Goffman entered into a Letter of Intent (the "Letter") with respect to the resolution of employment related disputes between them. Pursuant to the terms of the Letter, Mr. Goffman resigned as an officer, director and employee of the Company effective as of March 31, 1997, and received $165,000 upon execution of the Letter. On July 11, 1997, the Company and Mr. Goffman entered into a Settlement Agreement and General Release (the "Settlement Agreement"), pursuant to which, among other things, the Company paid Mr. Goffman an additional $33,000 implementing the terms of the letter and agreed to pay an additional $267,000 in sixteen equal monthly consecutive installments of $17,000 beginning in August 1997. Mr. Goffman also agreed to transfer or vote, as required by the Company, all proxies or other agreements by which he exercised the right to vote or exercise legal control over the Company's stock in which others have a beneficial interest. As part of this settlement, it was agreed that all previously vested restricted stock and stock options granted to Mr. Goffman would be retained by him and all unvested restricted stock as of March 31, 1997 (220,000 shares) would become vested and be placed in an escrow account. All of Mr. Goffman's options were canceled as of December 31, 1999.

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

During the quarter ended September 30, 1997, a credit of $1.0 million was recorded in Settlement with Former Chief Executive Officer to reflect the contributions and debt forgiveness from Mr. Goffman.

Michael D. Karsch, the Company's former Senior Vice President, General Counsel and Secretary of the Company, and the Company were parties to a five-year employment agreement dated June 1, 1996. On February 3, 1997, Mr. Karsch was placed on administrative leave by the Company's Board of Directors.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




This action followed the recommendation of a Special Committee of the Board of Directors reviewing the Company's former relationship with Coyote Consulting and Keith Greenberg. During this administrative leave, Mr. Karsch was relieved of all corporate duties and did not participate in any meetings of the Company's Board of Directors. On March 25, 1997, Mr. Karsch declared his election to treat himself as having been terminated without cause by the Company under his employment contract, thus invoking constructive termination provisions of his employment agreement. The Company has treated this election as a resignation. The Company has not agreed to any severance arrangements with Mr. Karsch. At December 31, 1998, the Company had deferred compensation totaling $93,000 relating to Mr. Karsch which is included in Deferred Stock-Based Compensation in the accompanying consolidated balance sheets. Such deferred compensation has been fully amortized in 1999.

Coyote Consulting and Keith Greenberg (an employee of Coyote) sued the Company alleging that they were entitled to receive additional cash, stock and/or options in an unspecified amount in connection with the Company's December 1996 termination of its consulting relationship with Coyote. The complaint was dismissed in 1999.

[20] LITIGATION

CENTRE COMMONS MRI LTD., ET. AL. VS. US DIAGNOSTIC INC. ET. AL.; SANDERS ET. AL. VS. US DIAGNOSTIC INC. ET. AL. - These two suits, which were filed against the Company by sellers of diagnostic imaging centers who received the Company's common stock in partial payment of the purchase price for their centers and who alleged that undisclosed facts regarding the background of Keith Greenberg (a former consultant to the Company) were material to their decision to sell, were settled in 1999. In connection with the first of these actions (Centre Commons MRI Ltd., et. al. v. US Diagnostic et. al.), in the United States District Court for the Western District of Pennsylvania, the sellers of multiple centers in Pennsylvania sought to compel the Company to repurchase approximately 750,000 shares of its common stock at a price of $12.125 per share and also alleged that the Company's failure to register such shares under the Securities Act of 1933 diminished their value. The lawsuit was settled by agreement that USD would pay $1,800,000 over a period of 30 months (beginning December 1999). In the second suit (Sanders et. al. v. US Diagnostic et. al.) in the United States District Court for the Eastern District of New York, four participants in limited partnerships which sold the Company three imaging centers in New York sought to recover damages of up to $2,000,000. The lawsuit was settled by agreement that USD would pay $180,000 over a period of eight months (beginning October 1999).

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET. AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties through late March 2000 pending settlement discussions, and a further minimum ninety day extension of the stay has been agreed to by the parties recently, subject to court approval at the end of March.

In connection with the sale of USI, USD received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. USD sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to USD's lawsuit and, to this date, has not paid anything in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit in Alabama Circuit Court against US Diagnostic Inc. ("USD") alleging breach of a contract to provide radiology services and, specifically, improper termination of an alleged oral contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the alleged oral agreement. In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. The jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. Based on the advice of counsel, the Company believes that it has meritorious grounds for appeal (although there can be no assurances of success). The Company has filed its appeal. A ruling is expected by the end of 2000.

INVESTIGATION BY SECURITIES AND EXCHANGE COMMISSION - In December 1996, the Securities and Exchange Commission ("SEC") commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company is cooperating fully with the SEC.

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

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

[21] RELATED PARTY TRANSACTIONS

As of January 1, 1995, and amended effective September 1995, the Company entered into a consulting agreement with Gordon Rausser, a member of the Company's Board of Directors until June 10, 1999, to retain his services as an economic consultant to the Company. The compensation under this agreement was (a) $25,000 cash for each quarter commencing January 1, 1995, through December 31, 1999, for which he offered or agreed to serve on the Company's Board of Directors and provided other consulting services to the Company; and (b) warrants to acquire 400,000 shares of the Company's common stock immediately exercisable at $5.00 per share through December 31, 1999. The warrants expired unexercised at December 31, 1999.

In connection with Mr. Karsch, a former executive officer and director of the Company, employment agreement, the Company provided him a loan of up to $100,000 for relocation expenses, of which $51,000 was outstanding as of December 31, 1999.

A member of the Company's Board of Directors, Keith Hartley, is the managing partner of Forum Capital Markets L.P. ("Forum"). Forum was the underwriter of the Company's $57.5 million Subordinated Convertible Debenture Offering consummated in 1996 (see Note 7), and was paid an underwriting fee of $2.9 million. In addition, the Company sold to Forum, for nominal consideration, warrants which entitle Forum to purchase 319,445 shares of common stock of the Company at an exercise price of $9.00 per share. The warrants are outstanding as of December 31, 1999. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture Offering.

In connection with the MediTek acquisition, the Company issued a Note to HEICO for $10.0 million. On September 10, 1997, certain terms of the Note were amended, and on September 16, 1997, HEICO sold the Note to Forum, which on the same day resold the note to 18 individual parties.

The Company entered into an Installation Agreement ("Installation Agreement") dated February 27, 1997, and a Network Support Agreement ("Support Agreement") dated July 31, 1997, with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, who was a Vice President and the Chief Information Officer of the Company through October 1998, was a substantial minority shareholder of CSI. CSI provided project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services from February 1996 to April 1999. The Installation Agreement had a one-year term. The Support Agreement covered a six-month term and was renewable by mutual consent of the parties for successive periods. The Company decided not to renew the Support Agreement with CIERRA and let the contract lapse on April 30, 1999. Payments made to CSI in the years ended December 31, 1999, 1998, and 1997 totaled $347,000,

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



$1.0 million, and $1.1 million, respectively, including reimbursement for expenses and equipment purchases of $117,000, $206,000, and $268,000, respectively.

The Company has a policy pursuant to which non-employee directors shall receive an option under the Company's 1995 Long-Term Incentive Plan to purchase shares of common stock on the date that such director first becomes a director. Effective August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each non-employee director of 100,000 options to purchase the Company's common stock. See Note 12 for further detail.

On January 20, 1998, Michael O'Hanlon, the President and Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. As of December 31, 1999, DVI had loans with aggregate principal amounts outstanding with the Company of approximately $90.0 million. In 1999, the Company paid an aggregate of approximately $25.9 million in principal and interest to DVI and its affiliates on these loans. In 2000, it is anticipated that the Company will pay an aggregate of approximately $26.5 million in principal and interest to DVI and its affiliates on these loans. In addition, in December 1998 and January 1999, the Company paid DVIFS loan fees totaling $647,000 and paid DVIPC an equity participation fee totaling $2.8 million, each in connection with certain new financing. The Company had also issued DVI a warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $.938 per share. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing, effected after December 31, 1999. See Notes 6 and 7.

In January 1998, the Company reimbursed Leon F. Maraist, the Company's Chief Operating Officer, for $65,000 in relocation costs to facilitate his relocation to Palm Beach County, Florida.

In August 1998, the Company purchased a condominium from J. Wayne Moor, the Company's former Chief Financial Officer, for $200,000 to facilitate Mr. Moor's relocation to Palm Beach County, Florida. In February 1999, the Company sold the condominium for $187,000. Mr. Moor resigned as the Chief Financial Officer in January 2000.

On February 12, 1999, L.E. Richey, M.D., a director and Chairman of the Board of the Company, resigned in connection with the purchase of US Imaging, Inc. from the Company by a corporation with which Dr. Richey is affiliated (see Note 11 for further discussions).

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



[22] SUBSEQUENT EVENTS

The Company borrowed $4.0 million from DVIBC in January 2000. The Company also borrowed $4.2 million from DVIFS in February 2000, and $1.2 million in March 2000. The $4.2 million and the $1.2 million borrowings are collateralized by existing medical equipment. The borrowings were incurred in order to meet the Company's normal operating expenses.

During December 1999 and January 2000, the Company experienced a significant disruption in its billing and collections function due to Year 2000 software upgrades. For a period of several weeks, the Company was unable to bill in the ordinary course of business. The Company has not yet fully recovered the amounts affected by such disruption.

[23] SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                    1999 (a)
                                                            -----------------------------------------------------
(In thousands, except per share data)                          Q1             Q2             Q3             Q4
                                                            --------       --------       --------       --------
Net revenue                                                 $ 39,928       $ 39,929       $ 38,469       $ 37,276
Loss before extraordinary items                               (1,427)        (2,212)        (2,914)        (4,240)
Net income (loss)                                              1,171         (2,212)        (2,914)        (4,240)
Loss before extraordinary items per common
  share - basic and diluted                                     (.06)          (.10)          (.13)          (.18)
Net income (loss) per common share - basic and diluted           .05           (.10)          (.13)          (.18)



                                                                                  1998 (a)
                                                            -----------------------------------------------------
                                                                Q1            Q2            Q3             Q4
                                                            --------      --------      --------       ----------
Net revenue                                                 $ 54,458      $ 52,459      $ 46,289       $   42,529
Income (loss) before extraordinary items                         746         3,411        (1,424)          (3,245)
Net income (loss)                                                746         3,411        (1,424)           2,066
Income (loss) before extraordinary items per common
  share - basic and diluted                                      .03           .15          (.06)            (.14)
Net income (loss) per common share - basic and diluted           .03           .15          (.06)             .09



(a) Certain amounts have been reclassified to be consistent with the presentation of the financial statements for the years ended December 31, 1999 and 1998. Net income (loss) during these periods was not affected for these reclassifications.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Previously reported on Form 8-K dated October 30, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following sets forth the names and ages of the four individuals serving on the Company's Board of Directors, their respective principal occupations or employment histories and the period during which each has served as a director of the Company.

C. Keith Hartley -- age 57-- has been a member of the Board of Directors of the Company since September 1996 and served as Co-Chairman of the Board from December 1, 1997 to July 1998. Since August 1995, Mr. Hartley also has been Managing Partner, Corporate Finance, of Forum Capital Markets LLC, an investment banking firm. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant, and from February 1990 to May 1991, he was a Managing Director of Peers & Co., a merchant banking firm. From 1973 to 1989, Mr. Hartley was a Managing Director of Drexel Burnham Lambert Incorporated. Mr. Hartley also is a director of Comdisco, Inc. and Swisher International Group, Inc.

David McIntosh -- age 53-- has been a member of the Board of Directors of the Company since October 1998. Since June 1998, Mr. McIntosh has been the Chief Executive Officer of Barricade International, Inc., a developer and distributor of a fire-blocking gel. From 1984 through April 1998, Mr. McIntosh was the Chief Executive Officer of Gunster, Yoakley, Valdes-Fauli and Stewart, P.A., a prominent Florida-based international law firm. Prior to 1984, Mr. McIntosh was a partner with Coopers & Lybrand, a public accounting firm. He is a director, officer and active member of numerous local, state and national foundations, committees, task forces, associations and charitable organizations. Mr. McIntosh also is a director of Florida Banks, Inc., which operates a community banking system in Florida through its wholly-owned banking subsidiary, Florida Bank, N.A.

Michael A. O'Hanlon -- age 53-- has served as a director of the Company since January 1998. Since November 1995, Mr. O'Hanlon has served as the President and Chief Executive Officer of DVI, Inc. ("DVI"), the largest independent financier to the health care market in the United States. Mr. O'Hanlon was President and Chief Operating Officer of DVI from September 1994 to November 1995, and previously served as Executive Vice President of DVI. For nine years prior to joining DVI, Mr. O'Hanlon served as President and Chief Executive Officer of Concord Leasing, Inc., a provider of medical, aircraft, shipping, industrial and medical imaging equipment financing. Mr. O'Hanlon also is a director of DVI.

Joseph A. Paul -- age 42 -- has been a member of the Company's Board of Directors and its President since July 1, 1996, its Chief Operating Officer from July 1, 1996 through October 31, 1997, its interim Chief Executive Officer effective February 1, 1997 and became the Company's Chief Executive Officer in March 1997. From May 1994 to June 30, 1996, he was President of MediTek Health Corporation ("MediTek"), a corporation acquired by the Company from HEICO Corporation ("HEICO") in July 1996. Mr. Paul joined HEICO in 1991 as a Vice President and was responsible for forming MediTek. From 1981 until June 1997, Mr. Paul was a Vice President of Ambassador Square, Inc., a real estate development and management company, and from 1988 until June 1997, served as a Vice President of Columbia Ventures, Inc., a private investment company.
Mr. Paul is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company who served in 1999:

Francis J. Harkins, Jr. -- age 50 -- joined the Company in December 1997 as Executive Vice President, General Counsel and Corporate Secretary. Prior to joining the Company, Mr. Harkins served as Assistant General Counsel from 1993 to 1996, as Corporate Secretary from 1995 to 1997 and as Vice President and Associate General Counsel from 1996 to 1997, of Peoples Telephone Company, Inc., one of the largest independent operators of public pay telephones in the United States.

Leon F. Maraist -- age 57 -- has served as Executive Vice President and Chief Operating Officer of the Company since November 1997. From 1993 to 1997, Mr. Maraist served as Vice President of NMC Diagnostic Services, Inc. ("NMC"), which provides mobile imaging diagnostics in physicians' offices and diagnostics in fixed sites. His responsibilities with NMC included marketing, sales, finance and operations. From 1992 to 1994, Mr. Maraist directed operations of the $1 billion nationwide dialysis division of NMC.

J. Wayne Moor -- age 48 -- served as the Chief Financial Officer and Executive Vice President of the Company from June 1997 through January 2000 when Mr. Moor resigned. From October 1994 until June 1997, Mr. Moor was an independent accounting consultant, and he served in that capacity for the Company from February 1997 until June 1997. From 1989 to October 1994, he was Executive Vice President in charge of commercial real estate and business lending at Cartaret Savings and AmeriFirst Banks.

P. Andrew Shaw -- age 43 -- has been Executive Vice President of the Company since July 1996 . He was appointed Executive Vice President & Chief Financial Officer in January 2000, having previously served as Chief Financial Officer of the Company from July 1996 until June 1997. Previously, he served as Controller of MediTek Health Corporation from February 1992 until June 1996 when MediTek was acquired by the Company and was Controller of ExpoSystems for more than seven years until February 1992. He is a Certified Public Accountant licensed in Florida with six years of public accounting experience with KPMG Peat Marwick and is a member of the Florida Institute of Certified Public Accountants and the Financial Executives Institute.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the compensation paid or accrued by the Company to its current Chief Executive Officer and its three most highly compensated executive officers as of December 31, 1999, (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                 Annual Compensation                          Compensation
                                        ---------------------------------------------  -----------------------
                                                                                        Restricted  Securities
                                                                         Other Annual      Stock    Underlying        All Other
      Name and                                                           Compensation    Award(s)     Options       Compensation
Principal Position                      Year     Salary($)     Bonus($)      ($)(1)        ($)(2)        (#)             ($)
-------------------                     ----     ---------     --------  ------------    ----------   --------      ------------
Joseph A. Paul                          1999      281,918      100,000       12,000         --             --           4,800(3)
  Chief Executive Officer,              1998      235,000      100,000       12,000         --        375,001           6,010(3)
  President and Director                1997      222,346       50,000       15,240         --        200,000           7,450(3)

Leon F. Maraist (4)                     1999      200,000       33,333        9,000         --             --           4,800(3)
  Executive Vice President,             1998      200,000       50,000        9,000         --         75,000          65,173(4)
  Chief Operating Officer               1997       26,154           --        1,177         --         80,000              --

J. Wayne Moor (5)                       1999      165,288       33,333        9,000         --             --              --
  Former Executive Vice President,      1998      155,354       50,000        7,154         --         75,000             622(5)
  Chief Financial Officer               1997       76,154           --        3,486         --         50,000          46,110(5)

Francis J. Harkins, Jr. (6)             1999      145,385       43,333        6,000         --             --           4,800(3)
  Executive Vice President,             1998      135,000       20,000        6,000         --         50,000           2,090(3)
  General Counsel and Corporate         1997        4,154           --          185         --         25,000              --
   Secretary



----------

(1)   Represents car allowance.

(2) The number of shares of unissued restricted stock at December 31, 1999 totaled 10,000 shares, all issued to Joseph A. Paul, which vest in two equal annual installments, beginning on October 9, 2000. The aggregate value of the restricted stock was $10,630 at December 31, 1999 based upon the closing market price of the Company's common stock on that date. Dividends will be paid on restricted stock to the extent paid on common stock.

(3)   Represents Company contributions to the 401(k) Plan.


(4) Mr. Maraist's employment began in November 1997. During 1998, Mr. Maraist was paid $64,932 as reimbursement for relocation expenses, and the Company's contributions to the 401(k) Plan on his behalf totaled $241.

(5) Mr. Moor's employment began in June 1997. Mr. Moor was paid $622 as reimbursement for relocation expenses in 1998. During 1997, the Company paid Mr. Moor a total of $46,110 in consulting fees prior to his employment by the Company. Mr. Moor resigned on January 21, 2000.

(6)   Mr. Harkins' employment began in December 1997.

STOCK OPTIONS

The following table sets forth year-end option values for the Named Executive Officers who held unexercised options at December 31, 1999:

       AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES

                                                                      Number of Securities        Value of Unexercised
                                                                           Underlying                  In-The-Money
                                              Shares                  Unexercised Options At             Options At
                                            Acquired On    Value        Fiscal Year End (#)           Fiscal Year End ($)
                Name                         Exercise    Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
                ----                        -----------  --------   -------------------------   -------------------------
                Joseph A. Paul                    0          0           187,501/187,500             23,625/23,625
                Leon F. Maraist                   0          0            37,500/37,500               4,725/4,725
                J. Wayne Moor                     0          0            37,500/37,500               4,725/4,725
                Francis J. Harkins, Jr.           0          0            25,000/25,000               3,150/3,150


----------

(1) As of December 31, 1999, these options were in the money.

DIRECTOR COMPENSATION:

Prior to August 1999, directors who were not officers or employees of the Company received (i) a payment of $1,000 for each meeting of the Board that they attended and $500 for each committee meeting they attended, and (ii) options to purchase 10,000 shares of common stock on the date such director was first elected or appointed to the Board of Directors and each year thereafter on the day of the first meeting of the Board of Directors immediately following the Annual Meeting of Stockholders (so long as the director's term as a director continued after such annual meeting).

In August 1999, the Board of Directors approved a new non-employee director compensation plan which consists of (a) an annual cash retainer of ten thousand dollars ($10,000) to each non-employee director, (b) one thousand dollars ($1,000) for each board meeting attended by a non-employee director and five hundred dollars ($500) for a board committee meeting attended by a non-employee director, and (c) a grant to each non-employee director of one hundred thousand (100,000) options to purchase the Company's common stock. The options granted to current non-employee directors were granted at a price equal to $.906 per share, the closing price of the Company's stock on August 27, 1999. The options vest immediately and have a five (5) year term. Board members are also reimbursed for their reasonable expenses incurred in serving as a director of the Company. The Board approved the new plan in order to enable the Company to attract and retain board members of a high caliber and in light of studies which showed the Company's existing director compensation plan to be lagging behind the non-employee director compensation plans of other health care companies and companies in general.

EMPLOYMENT AGREEMENTS

Joseph A. Paul and the Company entered into a five-year employment agreement dated June 18, 1996 for Mr. Paul to serve as President and a director of the Company effective on July 1, 1996. Effective in February 1997, he was also appointed as interim Chief Executive Officer of the Company, and in March 1997, he became Chief Executive Officer. The agreement as amended provides for an annual base salary of $235,000 during the first year of its term, and for annual increases in each of the remaining years of at least 5%. The agreement also provides for an annual bonus of $50,000 during the first year and a bonus in each subsequent year as currently determined by the Compensation Committee. The agreement provides that all options and restricted stock awards granted to Mr. Paul will vest if he is terminated without cause or upon a change of the Company. The agreement also provides that, upon the occurrence of certain events including a "change in control" of the Company as defined in the agreement and a material breach of the agreement by the Company, Mr. Paul has the right to elect to deem his employment to have been terminated by the Company without cause and receive a lump sum payment equal to
2.9 times the annual salary and incentive or bonus payments made to him by the Company during the most recent year.

Leon F. Maraist and the Company entered into an employment agreement effective on November 1, 1997 and continuing through November 1, 2000, pursuant to which Mr. Maraist serves as Executive Vice President and Chief Operating Officer of the Company. The agreement provides for an annual base salary of $200,000 and payment of annual bonuses at the discretion of the Board of Directors. In addition, Mr. Maraist has been granted 75,000 stock options pursuant to the terms and conditions of the 1995 Plan. In the event of a "change in control" of the Company as defined in the 1995 Plan, the unvested portion of the 75,000 options would automatically vest. The agreement also provided for reimbursement of relocation expenses. In the event that the Company materially breaches the employment agreement or in the event of the occurrence of certain changes in control or ownership of the Company enumerated in the agreement, Mr. Maraist may elect, by written notice to the Company, to deem his employment terminated by the Company without cause and would be entitled to receive lump sum compensation equal to twice his annual salary and incentive or bonus payments, if any, paid to Mr. Maraist during the Company's most recent fiscal year.

J. Wayne Moor and the Company entered into a three-year employment agreement effective on June 18, 1997 and ending June 17, 2000, pursuant to which Mr. Moor would serve as Vice President and Chief Financial Officer of the Company. Mr. Moor became an Executive Vice President of the Company on October 20, 1998. Mr. Moor resigned on January 21, 2000. The agreement provided for an annual base salary of $150,000 and payment of annual bonuses at the discretion of the Board of Directors. The determination of bonus entitlement was based 50% upon the profitability and performance of the Company and 50% upon Mr. Moor's performance. Mr. Moor has been granted 75,000 stock options, 37,500 of which were vested as of the date of his resignation.

P. Andrew Shaw and the Company entered into a one-year employment agreement effective on January 27, 2000 and continuing through January 27, 2001 pursuant to which Mr. Shaw serves as Executive Vice President and Chief Financial Officer of the Company. The agreement provides for an annual base salary of $150,000 and payment of bonus at the discretion of the CEO. Mr. Shaw has been granted 60,000 stock options pursuant to the terms and conditions of the 1995 Plan. In the event of a "change in control" of the Company as defined in the 1995 Plan, the unvested portion of the 60,000 options will automatically vest. In the event of the occurrence of certain changes in control or ownership of the Company enumerated in the agreement, Mr. Shaw may elect, by written notice to the Company, to deem his employment terminated by the Company without cause and would be entitled to receive lump sum compensation equal to twice his annual salary and incentive or bonus payments, if any, paid to Mr. Shaw during the Company's most recent fiscal year. In case of a termination without cause, Mr. Shaw is entitled to a one-year severance agreement equal to his annual salary and incentive or bonus payments, if any, paid to him during the Company's most recent fiscal year.

Francis J. Harkins, Jr. and the Company entered into an employment agreement effective on December 9, 1997 and continuing through November 30, 2000, pursuant to which Mr. Harkins serves as Executive Vice President and General Counsel of the Company. As amended, the agreement currently provides for an annual base salary of $150,000 and payment of annual bonuses at the discretion of the Company. In addition, Mr. Harkins has been granted 50,000 stock options pursuant to the terms and conditions of the

1995 Plan. In the event of a "change in control" of the Company as defined in the 1995 Plan, the unvested portion of the 50,000 options would automatically vest. In the event that the Company materially breaches the employment agreement or in the event of the occurrence of certain changes in control or ownership of the Company enumerated in the agreement, Mr. Harkins may elect, by written notice to the Company, to deem his employment terminated by the Company without cause and would be entitled to receive lump sum compensation equal to twice his annual salary and incentive or bonus payments, if any, paid to Mr. Harkins during the Company's most recent fiscal year.

In addition, each of the Named Executive Officers is entitled during the term of his employment with the Company to customary employee benefits, such as paid vacation, health insurance and a car allowance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Kenneth R. Jennings, Ph.D. and David McIntosh served on the Company's Compensation Committee during 1999. Neither of the Compensation Committee Members is or has been an officer or employee of the Company or any of its subsidiaries. In addition, neither Jennings nor McIntosh has, or has had, any relationship with the Company which is required to be disclosed under "Certain Relationships and Related Transactions." No Company executive officer currently serves on the compensation committee or any similar committee of another public company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth, as of March 8, 2000, the beneficial ownership of the Company's Common Stock ("Common Stock") by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock in reliance upon information set forth in any statements filed with the Securities and Exchange Commission ("SEC") under Section 13(d) or 13(g) of the Exchange Act, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group.


                                                                 Beneficial Ownership (1)
                                                                 -------------------------
Name                                                             Common Stock      Percent
----                                                             ------------      -------
Steel Partners II, L.P.                                          3,384,000(12)      14.9
   150 East 52nd Street
   21st Floor
   New York, New York 10029
The Robert C. Fanch Revocable Trust                              1,755,300(12)       7.7
   1873 South Bellaire Street, Suite 1550
   Denver, CO 80222
Lighthouse Capital Insurance Company                             1,687,750           7.4
   Anderson Square
   3rd Floor
   P.O. Box 112356T
  Grand Cayman, BVI
Dimensional Fund Advisors Inc.                                   1,185,700(12)       5.2
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA 90401
Francis D. Hussey, Jr. d/b/a Magnetic Scans                      1,138,100(12)       5.0
   2660 Airport Road South
   Naples, FL 34112
C. Keith Hartley                                                   494,445(2)        2.1
Michael A. O'Hanlon                                                138,000(3)          *
Kenneth R. Jennings, Ph.D                                          110,000(4)          *
David McIntosh                                                     120,000(5)          *
Joseph A. Paul                                                     251,227(6)        1.1
Leon F. Maraist                                                     47,664(7)          *
J. Wayne Moor                                                       37,500(8)          *
Francis J. Harkins, Jr                                              25,100(9)          *
P. Andrew Shaw                                                      30,000(10)         *
All directors and executive officers as a group (9 persons)      1,253,936(11)       5.3


----------

* Less than 1%.

 (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 8, 2000 have been exercised. Calculation of percentage ownership was based on 22,658,033 shares of Common Stock outstanding as of March 8, 2000.

 (2) Mr. Hartley is a Managing Partner, Corporate Finance, of Forum Capital Markets LLC ("Forum"), which served as an underwriter in connection with the Company's $57.5 million subordinated convertible debenture offering. Forum is the holder of record of warrants to purchase 319,445 shares of Common Stock. Mr. Hartley disclaims beneficial ownership of such shares. Amount also includes 175,000 shares subject to options.

 (3)  Includes 130,000 shares subject to options.

 (4)  Includes 110,000 shares subject to options.

 (5)  Includes 110,000 shares subject to options.

 (6)  Includes 187,502 shares subject to options.

 (7)  Includes 37,500 shares subject to options.

 (8)  Includes 37,500 shares subject to options.

 (9)  Includes 25,000 shares subject to options.

(10)  Includes 30,000 shares subject to options.

(11)  Includes all shares and options described in footnotes 2-10 above.

(12) Information obtained from Schedule 13(d) or 13(g) filed with the SEC by the beneficial owners.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, the Company entered into an agreement with Steel Partners II, L.P., ("Steel Partners"), currently a 14.9% shareholder, which allows, for a period of three years, Steel Partners to acquire up to 45% of the voting stock of the Company without prior board approval. Further, Steel Partners has agreed that for a period of three years after it becomes an Interested Stockholder, as defined by the Delaware Business Combination Statute (the "Delaware Statute") any transaction proposed by Steel Partners to the shareholders must be one in which all shareholders are treated alike. In addition, in order to enhance the Company's strategic flexibility, the board of directors voted to make the restrictive provisions of the Delaware Statute inapplicable to Steel Partners. See the Company's Report on Form 8-K dated January 7, 2000.

The Company was a party to a Consulting Agreement effective as of January 1, 1995, with Dr. Gordon C. Rausser, as amended, pursuant to which Dr. Rausser acted as a consultant to the Company on economic, financial and strategic matters. Under the agreement, as amended, Dr. Rausser was entitled to a consulting fee of $25,000 per calendar quarter until December 31, 1999, provided that he offered or agreed to serve as a director of the Company and offered or agreed to serve as a consultant under the agreement. In connection with entering into the agreement, as amended, Dr. Rausser received a warrant to purchase 400,000 shares of common stock of the Company exercisable at $5.00 per share at any time through December 31, 1999. The warrant expired unexercised at December 31, 1999. Also in connection with the Consulting Agreement, in October 1996, the Company issued 24,000 restricted shares of common stock with a fair market value of $12.625 per share to Dr. Rausser under the 1995 Plan, and in January 1997, the Company issued an additional 51,000 restricted shares of common stock with a fair market value of $8.625 per share to Dr. Rausser under the 1995 Plan. As of December 31, 1999, 26,600 of the restricted shares had not yet vested. In January 2000, 17,000 of these shares vested and were issued to Mr. Rausser. The remaining 9,600 restricted shares will vest 4,800 in October 2000, and 4,800 in October 2001. Dr. Rausser was a director until June 10, 1999.

In June 1996, the Company acquired U.S. Imaging in a merger transaction pursuant to which U.S. Imaging merged into a wholly-owned subsidiary of the Company. The merger consideration paid to the former sole stockholder of U.S. Imaging, the Reese General Trust (the "Reese Trust"), was $7,000,000 in cash and 1,671,000 shares of the Company's common stock, of which 671,000 shares were placed in escrow. The Reese Trust transferred the shares to Lighthouse Capital Insurance Company. Dr. L.E. Richey, a former director, disclaims beneficial ownership of these shares. The shares held in escrow were to be released to Lighthouse if U.S. Imaging achieved certain financial results in 1997 and 1998. Of the shares held in escrow, 400,000 shares were released in 1997 and the balance was released in 1998. Dr. Richey was the President of U.S. Imaging at the time of the merger, and became a director of the Company in June 1997. In December 1997, Dr. Richey became a Co-Chairman of the Board of the Company and in July 1998, Dr. Richey became Chairman of the Board of the Company. Dr. Richey was not a director or an employee of the Company at the time that the Company acquired U.S. Imaging. On February 12, 1999, the Company sold U.S. Imaging to United Radiology Associates, Inc., a company with which Dr. Richey was affiliated, for $11,650,000 including a secured promissory note payable to the Company in the aggregate principal amount of $1,850,000, which was personally guaranteed by Dr. Richey. Also on February 12, 1999, Dr. Richey resigned as a director and Chairman of the Board of the Company. See detail of the legal proceeding against Dr. Richey at Note 20 of Notes to Consolidated Financial Statements.

Pursuant to the terms of a Subscription Agreement dated December 1, 1996, the Company purchased approximately 5,000,000 shares (which as a result of a reverse 4:1 stock split in 1998 currently number 1,250,000 shares) of common stock of Diversified Therapy Corp. ("DTC") for $3.5 million, representing approximately 25% of all of the outstanding common stock of DTC at September 11, 1998. DTC commenced operations in 1996 to develop a leadership position in the ownership and operations of U.S. wound care treatment facilities utilizing hyperbaric chambers. Mr. Amos F. Almand, III, an executive officer of the company until October 20, 1998, is the Chairman of the Board and a more than 5% beneficial owner of DTC. Dr. Rausser, a director of the Company until June 10, 1999, is also a director of DTC. On December 31, 1998, the Company sold its interest in DTC for a nominal amount which included a note receivable for $250,000, and a common stock purchase warrant for 416,662 shares of DTC. DTC subsequently defaulted on the note and failed to deliver the common stock purchase warrant. As a result, USD retained 1,250,000 shares as collateral and exercised its right to sell the pledged stock. On January 31, 2000, the pledged stock was sold for $250,000 in cash to stockholders of DTC. DTC has executed a promissory note for unpaid interest due December 31, 2000, and has issued a common stock purchase warrant to the Company for 416,662 shares.

On January 20, 1998, Michael O'Hanlon, the President and Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. As of December 31, 1999, DVI had loans with aggregate principal amounts outstanding with the Company of approximately $90 million. In 1999, the Company paid an aggregate of approximately $25.9 million in principal and interest to DVI and its affiliates on these loans. In 2000, it is anticipated that the Company will pay an aggregate of approximately $26.5 million in principal and interest to DVI and its affiliates on these loans. In addition, in December 1998 and January 1999, the Company paid DVIFS loan fees totaling $647,000 and paid DVI Private Capital an equity participation totaling $2.8 million, each in connection with certain new financing. The Company had also issued DVI a warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $.938 per share. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing, effected after December 31, 1999. See Notes 6 and 7 of Notes to Consolidated Financial Statements.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   Documents Filed as Part of this Report

            (1)   Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

                  Notes to Consolidated Financial Statements

            (2)   Schedule II, Valuation and Qualifying Accounts and Reserves,
                    for each of the three years ended December 31, 1999 is submitted herewith.

      (b)   Reports on Form 8-K

                  A report on Form 8-K dated March 1, 1999 was filed during the quarter ended March 31, 1999 disclosing an Item 2 event and an Item 7 event.

                  A report on Form 8-K dated April 7, 1999 was filed during the quarter ended June 30, 1999 disclosing an Item 5 event.

                  A report on Form 8-K dated September 2, 1999 was filed during the quarter ended September 30, 1999 disclosing an Item 5 event.


      (c)   Exhibits -- (See Index to Exhibits included elsewhere herein.)

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               US DIAGNOSTIC INC.

Date: March 29, 2000                     By: /s/ Joseph A. Paul
                                            -----------------------------------
                                            Joseph A. Paul
                                            Chief Executive Officer, President,
                                              and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Title                                                Date
----                                        -----                                                ----
/s/ Joseph A. Paul                          Chief Executive Officer, President                   March 29, 2000
----------------------------------------    and Director (Principal Executive Officer)
Joseph A. Paul



/s/ P.  Andrew Shaw                          Executive Vice President and Chief Financial        March 29, 2000
----------------------------------------     Officer (Principal Financial Officer and
P. Andrew Shaw                               Principal Accounting Officer)



/s/ C. Keith Hartley                         Director                                            March 29, 2000
----------------------------------------
C. Keith Hartley



/s/ David McIntosh                           Director                                            March 29, 2000
----------------------------------------
David McIntosh



/s/ Michael O'Hanlon                         Director                                            March 29, 2000
----------------------------------------
Michael O'Hanlon




                               US DIAGNOSTIC INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
IN THOUSANDS

                                                      Column A       Column B    Column C         Column D         Column E

                                                                           Additions

                                                      Balance at    Charged to   Charged to                       Balance at
                                                     Beginning of   Costs and      Other         Deductions        End of
Description                                             Period       Expenses    Accounts        (describe)        Period
                                                     ------------   ----------   --------        -----------      ----------
YEAR ENDED DEC. 31, 1999
------------------------
Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                $ 8,300      $ 6,062      $    --         $ 7,252(a)      $ 7,110
  Allowance for possible loss on
     other receivables                                  $    --      $    --      $    --         $    --         $    --

YEAR ENDED DEC. 31, 1998
------------------------
Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                $17,312      $ 6,493      $    --         $15,505(a)      $ 8,300
  Allowance for possible loss on
     other receivables                                  $    --      $    --      $    --         $    --         $    --

YEAR ENDED DEC. 31, 1997
------------------------
Reserves deducted from assets to which they apply:
  Allowance for possible loss on
     accounts receivable                                $ 9,670      $15,179      $ 1,822(b)      $ 9,359(a)      $17,312
  Allowance for possible loss on
     other receivables                                  $   923      $ 2,451      $ 3,491(b)      $ 6,865(a)      $    --



(a)   Accounts written off.
(b) Amount represents the allowance for estimated uncollectable portion of acquired accounts receivable from the various acquisitions.

                                  EXHIBIT INDEX

 3.1   Certificate of Incorporation of the Registrant.(1)
 3.2   Restated Bylaws of the Registrant.(2)
 3.3   Restated Bylaws as amended October 20, 1998 of the Registrant.
 4.1   Form of Unit Purchase Option.(1)
 4.2   Form of Warrant Agreement.(1)
 4.3 Indenture relating to 9% Subordinated Convertible Debentures by the Company to American Stock Transfer & Trust Company, as Trustee, dated as of March 29, 1996.(14)
 4.4   Registration Rights Agreement.(12)
 4.5 Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001. (15)
 4.6 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debentures dated as of March 24, 1998. (15)
10.1   1993 Stock Option Plan.(1)
10.2 Asset Purchase Agreement among the Company, Columbus Diagnostic Center Inc. and Physicians Diagnostic Associates of Columbus, L.P. (1)
10.3   Equipment Lease with Ventura Partners.(1)
10.4   Lease between the Company and United Properties Co.(1)
10.5 Stock Purchase Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(3)
10.6 Employment Agreement dated as of February 15, 1995 among the Company, Laborde Diagnostics, Inc. and Jeffrey J. Laborde, M.D.(3)
10.7   1995 Long Term Incentive Plan.(4)
10.8   Consulting Agreement with Gordon Rausser.(4)
10.9   Consulting Agreement with Coyote Consulting.(4)
10.10 Asset Purchase Agreement dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(5)
10.11 Property Lease dated as of October 10, 1995 among the Company, Central Alabama Medical Enterprises, Inc. and Advanced Medical Imaging Center, Inc., a subsidiary of the Company.(5)
10.12 Employment Agreement dated as of August 1, 1995 between the Company and David Cohen.(5)
10.13  Amendment to Employment Agreement of Jeffrey Goffman.(6)
10.14  Amendment to Coyote Consulting Agreement.(6)
10.15 Asset Purchase Agreement dated as of June 28, 1996 among the Company, Allegheny Open MRI/CT Group and USDL Pittsburgh Inc., a subsidiary of the Company.(7)
10.16 Registration and Sale Rights Agreement dated as of June 28, 1996 among the Company and the Allegheny Open MRI/CT Group.(7)
10.17 Employment Agreement dated as of June 18, 1996 between the Company and Joseph Paul.(7)
10.18 Employment Agreement dated as of June 1, 1996 between the Company and Michael Karsch.(7)
10.19 Employment Agreement dated as of July 1, 1996 between the Company and P. Andrew Shaw. (7)
10.20 Stock Purchase Agreement dated as of June 20, 1996 among the Company, MediTek Health Corporation and HEICO Corporation.(8)
10.21 Registration and Sale Rights Agreement dated as of June 20, 1996 between the Company and HEICO Corporation.(8)
10.22 Termination Agreement dated January 29, 1997 among the Company, Coyote Consulting & Financial Services LLC and Keith Greenberg.(10)
10.23 Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(13)
10.24 Subscription Agreement between Diversified Therapy Corp. and US Diagnostic Inc.(13)
10.25 Employment Agreement dated August 31, 1994 between US Diagnostic Labs, Inc. and Jeffrey A. Goffman.(13)
10.26 Employment Agreement dated June 30, 1995 between the Company and Amos F. Almand, III.(13)

10.27 Employment Agreement dated October 15, 1996 between the Company and Len Platt.(13)
10.28 Employment Agreement dated May 1, 1996 between the Company and Alan M. Winakor.(13)
10.29 Employment Agreement dated October 15, 1996 between the Company and Arthur Quillo.(13)
10.30 Consulting Agreement dated October 1, 1996 between the Company and Robert Burke, M.D.(13)
10.31  Memorandum of Understanding.(16)
10.32 Settlement Agreement and General Release dated July 11,1997 between the Company and Jeffrey Goffman. (15)
10.33 Escrow Agreement between the Company, Jeffrey Goffman and Roberto Martinez. (15)
10.34  Promissory Note between the Company and Jeffrey Goffman. (15)
10.35  Voting Agreement between the Company and Jeffrey Goffman. (15)
10.36 Employment Agreement dated June 18, 1997 between the Company and Wayne Moor. (15)
10.37 Employment Agreement dated October 20, 1997 between the Company and Leon Maraist. (16)
10.38 Settlement Agreement and General Release dated September 30, 1997 between the Company and Jeffrey Goffman. (16)
10.39 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (16)
10.40 Common Stock Purchase Warrant dated September 29, 1997 of the Company issued to DVI Financial Services Inc. (16)
10.41 Amended and Restated Note dated December 21, 1998 between US Diagnostic Inc. and DVI Financial Services, Inc. (21)
10.42 Amended and Restated Common Stock Purchase Warrant Agreement between US Diagnostic Inc., and DVI Financial Services, Inc. (21)
10.43 Letter of Agreement dated September 29, 1997 between the Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997. (16)
10.44 Stock Purchase Agreement among Alliance Imaging, Inc., US Diagnostic Inc. and Medical Diagnostics, Inc. dated as of March 30, 1998. (18)
10.45 Stock Purchase Agreement, dated as of February 11, 1999, by and among US Imaging, Inc., US Diagnostic Inc. and United Radiology Associates, Inc.
       (20)
10.46  Secured Promissory Note dated February 12, 1999. (20)
10.47  Guaranty dated as of February 12, 1999. (20)
10.48  Security Agreement dated as of February 12, 1999. (20)
10.49 Stock Purchase Agreement, dated as of January 21, 1999, by and among Integrated Health Concepts, Inc., US Diagnostic Inc., and Mohammad Athari, M.D. (20)
10.50 Amendment No. 1 to Stock Purchase Agreement, dated as of January 21, 1999, by and among Integrated Health Concepts, Inc., US Diagnostic Inc., and Mohammad Athari, M.D. (20)
10.51 Asset Purchase Agreement, dated as of February 11, 1999, by and among US Diagnostic Inc. and United Radiology Associates, Inc. (20)
10.52 Stock Redemption and Purchase Agreement dated November 5, 1998 among US Diagnostic Inc., US Heartcare Management, Inc., Lawrence Lee and Barry Enholm. (21)
10.53 Amendment No. 2 dated March 31, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.
10.54 Letter of Agreement dated July 19, 1999 between the Company and DVI Financial Services, Inc. confirming amendment of the Twenty-Five Million Dollar Note dated December 21, 1998.
10.55 Nondiscrimination Agreement between US Diagnostic, Inc. and Steel Partners II, L.P. dated January 6, 2000. (22)
10.56 Employment Agreement dated November 1, 1999 between the Company and Len Platt.
10.57 Employment Agreement dated November 15, 1999 between the Company and Arthur Quillo.
10.58 Employment letter dated January 27, 2000 between the Company and P. Andrew Shaw.
10.59 Employment Agreement dated December 9, 1997 between the Company and Francis J. Harkins, Jr.

10.60 Amendment No. 4 dated November 8, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.
10.61 Secured Promissory Note A dated November 8, 1999, relating to Amendment No. 4.
10.62 Secured Promissory Note B dated November 8, 1999, relating to Amendment No. 4.
10.63 Amendment to Security Agreements (Loan A Guarantors) dated November 8, 1999, relating to Amendment No. 4.
10.64 Amendment to Security Agreements (Loan B Guarantors) dated November 8, 1999, relating to Amendment No. 4.
10.65 Security Agreement (Springing Lien A) dated November 8, 1999, relating to Amendment No. 4.
10.66 Security Agreement (Springing Lien B) dated November 8, 1999, relating to Amendment No. 4.
10.67 Acknowledgement and Confirmation of Guaranties dated November 8, 1999, relating to Amendment No. 4.
10.68 Amendment No. 6 dated January 18, 2000 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.
16.1 Letter of Arthur Andersen LLP to the Securities and Exchange Commission dated October 30, 1998. (19)
21     Subsidiaries.
23.1   Consent of Arthur Andersen LLP dated March 27, 2000.
23.2   Consent of Deloitte & Touche LLP dated March 29, 2000.
27     Financial Data Schedule.
99.1   Press release dated January 29, 1997.(10)
99.2 Complaints filed in the United States District Court of the Southern District of Florida entitled Lynne M. Golden, Trustee, UAD 1/6/96; Lynne
       M. Golden Trust; individually and on behalf of a class of all persons similarly situated vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Keith G. Greenberg, Joseph A. Paul, Robert D. Burke; Amos F. Almand, III and Coyote Consulting & Financial Services LLC: Muriel Edelstein vs. U.S. Diagnostic Inc., Jeffrey A. Goffman, Joseph A. Paul, Dr. Robert D. Burke and Keith G. Greenberg: Steven Shapiro, Plaintiff; vs. U.S. Diagnostic Inc., et al, Defendants: Sandra Neuman, Plaintiff vs. U.S. Diagnostic Inc., et al., Defendants.(10)
99.3   Permanent Injunction against Keith Greenberg.(10)
99.4   Information and Guilty Plea by Keith Greenberg.(10)
99.5   Press Release of U.S. Diagnostic Inc. dated February 3, 1997.(11)
99.6   Press Release of U.S. Diagnostic Inc. dated July 31, 1997.(14)
99.7   Press Release of U.S. Diagnostic Inc. dated January 6, 2000.(22)
 (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 73414).
 (2) Incorporated by reference to the Company's Report on Form 8-K dated January 11, 1995.
 (3) Incorporated by reference to the Company's Report on Form 8-K dated March 20,1994.
 (4) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33- 93536).
 (5) Incorporated by reference to the Company's Report on Form 8-K dated October 30,1995.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,1995.
 (7) Incorporated by reference to the Company's Report on Form 8-K dated June 28, 1996.
 (8) Incorporated by reference to the Company's Report on Form 8-K dated July 24, 1996.
 (9) Incorporated by reference to the Company's Report on Form 10-QSB for the three months ended June 30, 1996.
(10) Incorporated by reference to the Company's Report on Form 8-K dated January 29, 1997.
(11) Incorporated by reference to the Company's Report on Form 8-K dated February 3, 1997.
(12) Incorporated by reference to the Company's Registration Statement on Form S-3 dated June 6, 1996.

(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.
(14) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.
(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(16) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.
(17) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1997.
(18) Incorporated by reference to the Company's Report of Form 8-K dated May 19, 1998.
(19) Incorporated by reference to the Company's Report on Form 8-K dated October 30, 1998.
(20) Incorporated by reference to the Company's Report on Form 8-K dated January 22, 1999.
(21) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1998.
(22) Incorporated by reference to the Company's Report on Form 8-K dated January 7, 2000.