Form 10-Q
period 2000-03-31
U S DIAGNOSTIC INC
filed 2000-05-15
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

                          DELAWARE                                                          11-3164389
-------------------------------------------------------------                  --------------------------------------
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

                                    Yes   [X]       No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            CLASS                            OUTSTANDING AT MAY 10, 2000:
            -----                            ----------------------------
Common stock, $ .01 par value                      22,683,033 shares

                               US DIAGNOSTIC INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, legal, growth and integration factors, collections of accounts receivable, available financing or available refinancing for existing debt, the ability to sell assets at fair market value, cash flow and working capital availability, the approval by the Company's stockholders of a restructuring plan, the availability of sufficient financial resources to implement its restructuring plan if approved by the stockholders, as well as the Company's inability to carry out the restructuring plan and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
In thousands, except per share data

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2000            1999
                                                                                   ---------      ------------
                                                                                  (UNAUDITED)
ASSETS
   CURRENT ASSETS
        Cash and cash equivalents ................................................    $   6,334     $   5,811
        Accounts receivable, net of allowance for bad debts of $8,563
            and $7,110 in 2000 and 1999, respectively ............................       46,722        41,366
        Other receivables ........................................................        3,283         3,307
        Prepaid expenses and other current assets ................................        6,632         7,335
                                                                                      ---------     ---------
            TOTAL CURRENT ASSETS .................................................       62,971        57,819
                                                                                      ---------     ---------

   PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
       of $45,817 and $45,401 in 2000 and 1999, respectively .....................       81,711        83,888

   INTANGIBLE ASSETS, net of accumulated amortization of $17,247
       and $16,008 in 2000 and 1999, respectively ................................       67,558        68,797

   OTHER ASSETS ..................................................................        2,242         2,762

   INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES .....................        4,318         4,476
                                                                                      ---------     ---------
       TOTAL ASSETS ..............................................................    $ 218,800     $ 217,742
                                                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
        Accounts payable .........................................................    $  19,760     $  17,786
        Accrued expenses .........................................................       11,535        12,979
        Current portion of long-term debt ........................................       26,034        22,579
        Obligations under capital leases - current portion .......................        5,339         5,126
        Other current liabilities ................................................        3,932         3,989
                                                                                      ---------     ---------
            TOTAL CURRENT LIABILITIES ............................................       66,600        62,459

   Subordinated convertible debentures ...........................................       21,773        21,750
   Long-term debt, net of current portion ........................................       93,826        91,099
   Obligations under capital leases, net of current portion ......................       12,039        13,367
   Other liabilities .............................................................        2,301         2,424
                                                                                      ---------     ---------
            TOTAL LIABILITIES ....................................................      196,539       191,099

   MINORITY INTEREST .............................................................        3,082         2,815

   COMMITMENTS AND CONTINGENCIES (Note 9) ........................................           --            --

   STOCKHOLDERS' EQUITY
        Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued           --            --
        Common stock, $.01 par value; 50,000,000 shares authorized; 22,658,033 and
            22,641,033 shares issued and outstanding in 2000 and 1999,
            respectively .........................................................          226           226
        Additional paid-in capital ...............................................      147,945       147,945
        Deferred stock-based compensation ........................................         (316)         (400)
        Accumulated deficit ......................................................     (128,676)     (123,943)
                                                                                      ---------     ---------
           TOTAL STOCKHOLDERS' EQUITY ............................................       19,179        23,828
                                                                                      ---------     ---------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..................................    $ 218,800     $ 217,742
                                                                                      =========     =========

 See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------
In thousands, except per share data

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                              2000             1999
                                                              -----           -----
NET REVENUE .........................................        $ 38,511         $ 39,928
                                                             --------         --------
OPERATING EXPENSES
     General and administrative .....................          30,841           30,073
     Bad debt expense ...............................           1,430            1,345
     Depreciation ...................................           4,411            4,709
     Amortization ...................................           1,343            1,205
     Stock-based compensation .......................              84              195
                                                             --------         --------
       TOTAL OPERATING EXPENSES .....................          38,109           37,527
                                                             --------         --------
INCOME FROM OPERATIONS ..............................             402            2,401
                                                             --------         --------
OTHER INCOME (EXPENSE)
     Interest expense ...............................          (4,180)          (4,371)
     Amortization of lender equity participation fees            (463)            (463)
     Interest and other income ......................             283              468
                                                             --------         --------
       TOTAL OTHER INCOME (EXPENSE) .................          (4,360)          (4,366)
                                                             --------         --------
Loss before minority interest, provision (benefit)
  for income taxes and extraordinary item ...........          (3,958)          (1,965)
Minority interest in income of subsidiaries
                                                                  641              570
                                                             --------         --------
Loss before provision (benefit) for income taxes
  and extraordinary item ............................          (4,599)          (2,535)
Provision (benefit) for income taxes ................             134           (1,108)
                                                             --------         --------
     LOSS BEFORE EXTRAORDINARY ITEM .................          (4,733)          (1,427)

Extraordinary item, net of income taxes .............              --            2,598
                                                             --------         --------
     NET INCOME (LOSS)...............................        $ (4,733)        $  1,171
                                                             ========         ========
BASIC AND DILUTED EARNINGS PER COMMON SHARE
     Loss before extraordinary item .................        $   (.21)        $   (.06)
     Extraordinary item .............................              --              .11
                                                             --------         --------
     Net income (loss) ..............................        $   (.21)        $    .05
                                                             ========         ========
     Average common shares outstanding ..............          22,653           22,724
                                                             ========         ========




See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------
In thousands

                                                                 ADDITIONAL                                       TOTAL
                                    COMMON       COMMON            PAID-IN       DEFERRED     ACCUMULATED      STOCKHOLDERS'
                                    SHARES        STOCK            CAPITAL     COMPENSATION     DEFICIT           EQUITY
                                    ------        -----            -------     ------------     -------           ------
BALANCE - JANUARY 1, 2000          22,641       $     226       $ 147,945       $    (400)       $(123,943)       $  23,828
Restricted stock issued..              17              --              --              --               --               --

Amortization of deferred
  compensation ..........              --              --              --              84               --               84

 Net loss ...............              --              --              --              --           (4,733)          (4,733)
                                ---------       ---------       ---------       ---------        ---------        ---------
BALANCE -  MARCH 31, 2000          22,658       $     226       $ 147,945       $    (316)       $(128,676)       $  19,179
                                =========       =========       =========       =========        =========        =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------
In thousands

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------
                                                                             2000           1999
                                                                          --------        --------
OPERATING ACTIVITIES
      NET CASH - PROVIDED BY (USED IN) OPERATING ACTIVITIES .......       $ (1,860)       $  5,285
                                                                          --------        --------
INVESTING ACTIVITIES
      Purchases of equipment ......................................         (2,224)         (1,585)
      Dispositions, net of cash ...................................             --             110
      Payment of purchase price due on companies acquired..........            (22)             (3)
      Proceeds from the sale of subsidiaries,  net of cash retained
        by purchasers .............................................             --           8,529
      Proceeds from dispositions of property and equipment ........             51              --
      Contribution of capital by minority partner .................             70              --
                                                                          --------        --------
      NET CASH - PROVIDED BY (USED IN) INVESTING ACTIVITIES .......         (2,125)          7,051
                                                                          --------        --------

FINANCING ACTIVITIES
      Proceeds from borrowings ....................................         12,680          14,729
      Purchase of subordinated convertible debentures .............             --          (7,925)
      Repayments of notes payable and
          obligations under capital leases ........................         (8,172)        (18,726)
                                                                          --------        --------
      NET CASH - PROVIDED BY (USED IN) FINANCING ACTIVITIES .......          4,508         (11,922)
                                                                          --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................            523             414

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ...................          5,811           9,177
                                                                          --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD .........................       $  6,334        $  9,591
                                                                          ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest ....................................................       $  4,926        $  4,586
                                                                          ========        ========
      Income taxes ................................................       $     11        $    161
                                                                          ========        ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $374 and $4,000 in 2000 and 1999, respectively.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

MANAGEMENT'S PLANS

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. Furthermore, the relatively short maturities of its indebtedness require the Company to devote a significant portion of its annual cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. The Company's cash flow from operating activities has been and is projected to continue to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness is not currently anticipated in the near term. These factors necessitate the incurrence of additional indebtedness or the meeting of the Company's capital requirements through other means.

Accordingly, despite the fact the Company's primary lending source has made additional funding available to the Company during the first and second quarters of 2000, in the first quarter of 2000 the Company began a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. In April and the beginning of May 2000, the Company contracted to sell four centers in two separate transactions which are expected to close by the end of June 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into additional agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

On May 10, 2000, the Company announced that its Board of Directors has approved a restructuring plan which contemplates the sale of all or substantially all of its imaging centers. The restructuring plan requires stockholder approval. Under the restructuring plan, the Company may reinvest into a new business or businesses the net proceeds from the sale of assets. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

Additionally, until the Company completes the sale of its imaging centers, the degree to which the Company continues to be leveraged is likely to affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of business opportunities or obtain additional financing. If the Company fails to successfully implement its restructuring plan and sell its imaging centers at favorable prices, its ability to meet its future obligations could be materially and adversely affected.

Notwithstanding the above, management believes it will be successful in implementing a restructuring plan and will be able to sell additional imaging centers at advantageous prices such that the Company will have sufficient funds to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2000, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1999.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

[2]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                                     MARCH 31,      DECEMBER 31,         ESTIMATED
                                                                       2000             1999            USEFUL LIFE
                                                                     ---------      ------------         ---------
  Land                                                                $ 1,868           $ 1,868                   --
  Buildings                                                             4,550             4,581             40 Years
  Medical equipment                                                    87,867            89,442              7 Years
  Furniture and fixtures                                                3,080             3,055           7-10 Years
  Office, data processing equipment and software                       11,118            11,058           3-10 Years
  Vehicles                                                                572               572              3 Years
  Leasehold improvements                                               18,473            18,713             10 Years
                                                                    ---------            ------
    Total                                                             127,528           129,289

  Less:  accumulated depreciation and amortization                    (45,817)          (45,401)
                                                                    ---------            ------
      Property and equipment, net                                    $ 81,711          $ 83,888
                                                                     ========          ========

Included in property and equipment is equipment under capital leases amounting to $35.2 million and $36.7 million at March 31, 2000 and December 31, 1999, respectively. Accumulated depreciation for equipment under capital leases was $13.1 million and $12.9 million as of March 31, 2000 and December 31, 1999, respectively.

Depreciation expense amounted to $4.4 million and $4.7 million during the quarter ended March 31, 2000 and 1999, respectively, of which $1.0 million and $1.2 million, respectively, was attributed to equipment under capital leases.

During the quarter ended March 31, 1999, property and equipment (net of accumulated depreciation) decreased by $6.9 million in connection with the sale of certain subsidiaries (see Note 7).

[3]  INTANGIBLE ASSETS

A summary of intangible assets is as follows:

  In thousands

                                                                       MARCH 31,            DECEMBER 31,        ESTIMATED
                                                                          2000                 1999            USEFUL LIFE
                                                                       ---------            ------------        ---------
  Goodwill                                                               $78,247                 $78,247          20 Years
  Covenants not to compete                                                 3,192                   3,192        5-10 Years
  Customer lists                                                           3,189                   3,189          15 Years
  Other intangibles                                                          177                     177         3-5 Years
                                                                       ---------            ------------
  Total                                                                   84,805                  84,805

  Less: accumulated amortization                                         (17,247)                (16,008)
                                                                       ---------            ------------
           Intangible assets, net                                        $67,558                 $68,797
                                                                        ========             ===========


Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Goodwill is amortized on a straight-line basis for a period of twenty years. The Company believes that a twenty year amortization policy for goodwill is reasonable based upon current and expected operating results of the businesses acquired. On an ongoing basis, the Company measures realizability of goodwill by the ability of the acquired business to generate current and expected future operating income in excess of annual amortization of goodwill and long-lived assets. If such realizability is in doubt, an adjustment is made to reduce the carrying value of the goodwill.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]   DEBT

In connection with the sale of certain subsidiaries during the quarter ended March 31, 1999 (see Note 7), long term debt and capital leases decreased by an aggregate of $8.8 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which originally matured on June 21, 2000 and was subsequently extended to July 1, 2001. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees were capitalized to other assets in the accompanying condensed consolidated balance sheets, and the amortization of such amount under a method that approximates the interest method over an eighteen month period is included in interest expense. The equity participation fees were capitalized to other assets in the accompanying condensed consolidated balance sheets, and the amortization of such amount under a method that approximates the interest method over an eighteen month period is classified as amortization of lender equity participation fees. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, were recorded as an extraordinary gain after taxes of $2.6 million in the accompanying condensed consolidated statement of operations (see
Note 8). At March 31, 2000, the balances outstanding under the Debentures and the $25.0 million loan agreement were $21.8 million and $22.0 million, respectively.

The Company borrowed $10.6 million from DVIFS and DVI Business Credit Corporation ("DVIBC") in the first quarter of 2000 in order to meet the Company's normal operating expenses. Approximately $6.6 million of such borrowings are collateralized by existing medical equipment and the balance was borrowed on an unsecured line of credit. The Company is required to repay $2.0 million of the line of credit in weekly installments of $180,000. The Company has repaid $900,000 of such borrowing in the first quarter 2000 (see Note 10).

The maturity date of the Company's $35.0 million revolving credit loan from DVIBC has been extended to April 1, 2002.

 [6]  EARNINGS PER SHARE

Earnings (loss) per common share ("EPS") data were computed as follows:

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                    ----------------------
                                                    2000              1999
                                                    ----              ----
In thousands, except per share data

Loss before extraordinary item ...........       $ (4,733)       $   (1,427)
Extraordinary item .......................             --             2,598
                                                 --------        ----------
Net income (loss) ........................       $ (4,733)       $    1,171
                                                 ========        ==========
BASIC AND DILUTED EPS:

Weighted-average common shares outstanding         22,653            22,724
                                                 ========        ==========

EPS - loss before extraordinary item .....       $   (.21)       $     (.06)
EPS - extraordinary item .................             --               .11
                                                 --------        ----------
EPS - net income (loss) ..................       $   (.21)       $      .05
                                                 ========        ==========

The Company had a loss for the three months ended March 31, 2000, and all potentially dilutive securities were excluded from basic and diluted earnings per share during such period since the effect of inclusion would be anti-dilutive. Additionally, certain potentially dilutive securities were excluded from basic and diluted earnings per share for the three months ended March 31, 1999 because their effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 3.4 million and 6.0 million shares of the Company's common stock as of March 31, 2000 and 1999, respectively; (ii) 3.6 million and 3.9 million shares of the Company's common stock issuable upon conversion of convertible debt as of March 31, 2000 and 1999, respectively; (iii) and unexercised restricted stock amounting to 148,600 and 177,400 shares of the Company's common stock as of March 31, 2000 and 1999, respectively.

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

On February 12, 1999, the Company sold its 100% interest in US Imaging, Inc., ("USI"), to United Radiology Associates, Inc. ("URA"). USI and its subsidiaries owned and operated eight diagnostic imaging centers in Houston and San Antonio, Texas. Additionally, on February 12, 1999, the Company sold to URA certain assets relating to the Company's billing and regional corporate offices located in Houston and San Antonio, Texas. URA is affiliated with Dr. L.E. Richey, M.D., who was Chairman of the Board of the Company. Effective February 12, 1999, Dr. Richey resigned as Chairman of the Board and as a Director of the Company. The Company obtained a fairness opinion in connection with the transaction. The consideration received for the stock of USI and for the billing and regional corporate office assets totaled $11.7 million, consisting of cash received of $8.6 million, a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually, and debt assumed by URA of $1.2 million. Immediately upon the closing, $6.2 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIBC credit loan, and another $1.4 million was paid to DVI in full payment of an equipment loan. In April 1999, URA defaulted on the note (see Note 9).

[8] EXTRAORDINARY ITEM

In January 1999, the Company repurchased approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures in the open market, which Debentures were immediately retired. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 5). The Debentures were purchased at a total price of $9.1 million including related costs. The Company recognized an extraordinary gain after taxes of approximately $2.6 million during the quarter ended March 31, 1999.

[9] LITIGATION

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET. AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties through late March 2000 pending settlement discussions, and a further minimum ninety day extension of the stay has been agreed to by the parties recently.

In connection with the sale of USI, the Company received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. The Company sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to the Company's lawsuit and, to this date, has not paid anything in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

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

[10] SUBSEQUENT EVENTS

The Company borrowed $1.2 million from DVIFS in May 2000. The borrowing is collateralized by existing medical equipment and was incurred in order to meet the Company's normal operating expenses. The Company has repaid an additional $1,080,000 in April and May 2000 against the $2.0 million of line of credit that was borrowed during the first quarter 2000 (see Note 5).

The Company has contracted to sell four centers in two separate transactions which are expected to close by the end of June 2000.

On May 10, 2000, the Company announced that its Board of Directors has approved a restructuring plan which contemplates the sale of all or substantially all of its imaging centers. The restructuring plan requires stockholder approval. Under the restructuring plan, the Company may reinvest into a new business or businesses the net proceeds from the sale of assets. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

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

During 1995 and 1996, the Company grew primarily through acquisitions of facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. Furthermore, these acquisitions were financed with a significant amount of debt. The Company has also been required to incur additional debt to maintain and upgrade its facilities as a result of technological changes. In late 1997, the Company announced, and throughout 1998 and 1999 the Company pursued, a four part strategy to: (i) reduce operating costs; (ii) divest non-core and underperforming assets; (iii) reduce and refinance debt; and (iv) develop new facilities and engage in prudent acquisitions. See Item 1. "Business - Strategy
- Overview" in the Company's Form 10-K for the year ended December 31, 1999.

In order to address its liquidity needs, during the first quarter of 2000, the Company began a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. In April and the beginning of May 2000, the Company contracted to sell four centers in two separate transactions which are expected to close by the end of June 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, there can be no assurance that the Company will be able to sell additional imaging centers at favorable or acceptable prices or at all.

On May 10, 2000, the Company announced that its Board of Directors has approved a restructuring plan which contemplates the sale of all or substantially all of its imaging centers. The restructuring plan requires stockholder approval. Under the restructuring plan, the Company may reinvest into a new business or businesses the net proceeds from the sale of assets. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

Further, the Company and the Board of Directors engaged David McIntosh (a current director) to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures including internet and non-internet companies.

The following table sets forth items of income and expense as a percentage of total revenues:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                           ----------------
                                                           2000        1999
                                                           ----        ----
NET REVENUE ..........................................     100.0 %    100.0 %
                                                           ------     -----

OPERATING EXPENSES

     General and administrative ......................       80.1      75.3
     Bad debt expense ................................        3.7       3.4
     Depreciation ....................................       11.5      11.8
     Amortization ....................................        3.5       3.0
     Stock-based compensation ........................         .2        .5
                                                           ------     -----
TOTAL OPERATING EXPENSES .............................       99.0      94.0
                                                           ------     -----

INCOME FROM OPERATIONS ...............................        1.0       6.0

TOTAL OTHER INCOME (EXPENSE) .........................      (11.3)    (10.9)
                                                           ------     -----

Loss before minority interest, provision (benefit) for
     income taxes and extraordinary item .............      (10.3)     (4.9)

Minority interest and provision (benefit) for
     income tax ......................................        2.0      (1.3)
                                                           ------     -----
LOSS BEFORE EXTRAORDINARY ITEM .......................      (12.3)     (3.6)
Extraordinary item, net of income taxes ..............         --       6.5
                                                           ------     -----
NET INCOME (LOSS) ....................................      (12.3)%     2.9 %
                                                           ======     =====

During the first quarter of 1999, the Company sold several underperforming facilities which included Integrated Health Concepts, Inc. and US Imaging, Inc. These non-core assets and underperforming facilities are collectively referred to as the "sold facilities". See "Overview and Recent Developments" above and the Company's Form 10-K for the year ended December 31, 1999 for further information relating to these dispositions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999.

Net revenue for the three months ended March 31, 2000 (the "2000 three month period") decreased to $38.5 million, from $39.9 million for the three months ended March 31, 1999 (the "1999 three month period"). The decrease resulted from the sale of the sold facilities during 1999. Excluding the net revenue generated by the sold facilities, net revenue increased by 3.3% to $38.0 million during the 2000 three month period, from $36.8 million during the 1999 three month period.

General and Administrative ("G&A") expense increased to $30.8 million or 80.1% of net revenue during the 2000 three month period, compared to G&A expense of $30.1 million or 75.3% of net revenue during the 1999 three month period. The increase from 1999 to 2000 resulted primarily from higher usage of medical supplies and increased repair and maintenance resulting from equipment no longer covered under warranty.

Bad debt expense was $1.4 million and $1.3 million during the 2000 and 1999 three month periods, respectively.

Depreciation expense was $4.4 million during the 2000 three month period, compared to $4.7 million during the 1999 three month period. Depreciation expense decreased from 1999 to 2000 primarily as a result of the sale of the sold facilities.

Amortization expense increased to $1.3 million during the 2000 three month period, compared to $1.2 million during the 1999 three month period.

Interest expense decreased to $4.2 million, excluding amortization of lender equity participation fees, during the 2000 three month period, compared to $4.4 million during the 1999 three month period.

As further discussed in Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements, the Company recorded an extraordinary gain net of taxes of $2.6 million during the 1999 three month period related to the repurchase of approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures for amounts less than the recorded amounts. Additionally, during late December 1998 and January 1999, the Company paid DVIPC an aggregate of $2.8 million in equity participation fees in connection with financing obtained for the repurchase of the Debentures during such periods. Such aggregate amount was capitalized and is being amortized over an eighteen month period (the life of the related indebtedness). The amortization expense during both 2000 and 1999 three month periods amounted to $463,000, and has been classified as amortization of lender equity participation fees. All such fees will be fully amortized by June 2000.

The Company had a basic and diluted loss per share of $.21 during the 2000 three month period compared to basic and diluted earnings per share of $.05 during the 1999 three month period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital deficit of $3.6 million, compared to working capital deficit of $4.6 million at December 31, 1999. The decrease in the deficit from 2000 to 1999 is due to several factors, the more significant of which consist of the following: (i) additional borrowings for working captial purposes totaling $10.6 million in the first quarter of 2000;
(ii) a decrease in accrued expenses which was $11.5 million as of March 31, 2000 compared to $13.0 million as of December 31, 1999; (iii) an offset by an increase in accounts payable which was $19.8 million as of March 31, 2000 compared to $17.8 million as of December 31, 1999; and (iv) an offset by an increase in accounts receivable which was $46.7 million as of March 31, 2000 compared to $41.4 million as of December 31, 1999. The Company's primary short-term liquidity requirements as of March 31, 2000 include the current portion of long-term debt and capital leases (totaling $31.4 million), accounts payable, other current liabilities, capital expenditures related to the opening of new facilities, the replacement and enhancement of existing imaging equipment and facilities, and continued improvements and enhancements to the Company's management information systems.

Net cash used in operating activities during the 2000 three month period was $1.9 million, compared to $5.3 million provided by operating activities during the 1999 three month period. The negative cash flow from operations in 2000 was primarily a result of the growth in the Company's receivables and the net loss in 2000, partially offset by an increase in accounts payable. The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collecting software. While all of the system problems associated with the conversion have been resolved, the Company's collections did not return to levels experienced before the software conversion until April 2000. Additionally, the Company expects to collect amounts in excess of historical experiences for those periods that suffered disruption. The Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions. In addition, in January 2000, the Company closed a regional operational center and relocated it to the corporate headquarters. This resulted in a disruption of billing and collection of receivables relating to this region.

Net cash used in investing activities was $2.1 million during the 2000 three month period, compared to net cash provided by investing activities of $7.1 million during the 1999 three month period. During the 1999 three month period, the Company received $8.5 million in net cash proceeds from the sale of certain facilities. Additionally, equipment purchases were $2.2 million during the 2000 three month period compared to $1.6 million during the 1999 three month period.

Net cash provided by financing activities was $4.5 million during the 2000 three month period compared to $11.9 million used by financing activities during the 1999 three month period. Proceeds from new borrowings totaled $12.7 million during the 2000 three month period compared to $14.7 million during the 1999 three month period. Repayments of notes and capital leases totaled $8.2 million during the 2000 three month period compared to $18.7 million during the 1999 three month period. As discussed in Notes 5 and 8 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of Debentures. As discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $7.2 million under its revolving credit loan with DVIBC from proceeds received upon the sales of certain facilities during the 1999 three month period.

As of March 31, 2000, the Company has approximately $2.7 million of purchase commitments for capital expenditures which it either already has or expects to have financing available to meet such commitments.

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. Furthermore, the relatively short maturities of its indebtedness require the Company to devote a significant portion of its annual cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. The Company's cash flow from operating activities is projected to be insufficient to meet the Company's scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness is not currently anticipated in the near term. These factors necessitate the incurrence of additional indebtedness or the meeting of the Company's capital requirements through other means.

Accordingly, despite the fact the Company's primary lending source has made additional funding available to the Company during the first and second quarters of 2000, during the first quarter of 2000 the Company began a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. In April and the beginning of May 2000, the Company contracted to sell four centers in two separate transactions which are expected to close by the end of June 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of additional imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

On May 10, 2000, the Company announced that its Board of Directors has approved a restructuring plan which contemplates the sale of all or substantially all of its imaging centers. The restructuring plan requires stockholder approval. Under the restructuring plan, the Company may reinvest into a new business or businesses the net proceeds from the sale of assets. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through a distribution to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

Further, the Company and the Board of Directors engaged David McIntosh (a current director) to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures including internet and non-internet companies.

During December 1999 and January 2000, the Company experienced a significant disruption in its billing and collections function due to Year 2000 software upgrades. For a period of several weeks, the Company was unable to bill in the ordinary course of business. In addition, the billing systems were not fully operational from these disruptions until April 2000. From January through May 2000, the Company borrowed an aggregate of $11.8 million from its primary lender to meet its normal operating expenses (see Notes 5 and 10). See discussions at "Year 2000 Compliance" below.

Additionally, until the Company completes the sale of its imaging centers, the degree to which the Company continues to be leveraged is likely to affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of business opportunities or obtain additional financing. If the Company fails to successfully implement its restructuring plan and sell its imaging centers at favorable prices, its ability to meet its future obligations could be materially and adversely affected.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Part II - Item 1 - Legal Proceedings and
Note 9 of Notes to Condensed Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

The Company completed all phases of the Year 2000 Readiness Program for IT issues at a cost of $75,000, all of which was expensed in 1999. The Company completed its Year 2000 Readiness Program for non-IT imaging systems at a cost of approximately $600,000 (the majority of this reflects the totals of lease payments to be made in the future in the case of equipment replacements); such costs primarily will be amortized over the remaining lives of the upgraded assets.

The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collection software. All of the problems associated with the conversion have been resolved and the Company's collections have now begun to recover from such disruption. Further, the Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources").

ITEM 3.  QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The information has not changed materially since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET. AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging, Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties through late March 2000 pending settlement discussions, and a further minimum ninety day extension of the stay has been agreed to by the parties recently.

In connection with the sale of USI, the Company received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. The Company sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to the Company's lawsuit and, to this date, has not paid anything in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

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

ITEM 5.      OTHER INFORMATION

On April 7, 2000, NASDAQ notified the Company that it did not meet the net tangible assets/market capitalization/net income requirement for continued listing on the NASDAQ SmallCap Market. NASDAQ advised the Company that it had until April 25, 2000 to provide a specific plan for achieving compliance with the listing requirements. The Company submitted a request for a temporary exception to the requirements through June 15, 2000.

There can be no assurance that the Company's common stock will continue to trade on the NASDAQ SmallCap Market.

 ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

 EXHIBIT
  NUMBER     DESCRIPTION
  ------     -----------

10.1        Consulting Agreement with David McIntosh dated April 27, 2000.

27          Financial Data Schedule.

(b)      Reports on Form 8-K

      A report on Form 8-K dated January 6, 2000 was filed during the quarter ended March 31, 2000 disclosing an Item 5 event.

      Items 2, 3, and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      US DIAGNOSTIC INC.

Dated:  May 15, 2000                  By: /s/ JOSEPH A. PAUL
                                      ----------------------------------------
                                     Joseph A. Paul
                                     President and Chief Executive Officer



                                     By: /s/ P. ANDREW SHAW
                                      ----------------------------------------
                                      P. Andrew Shaw
                                      Executive Vice President and Chief
                                      Financial Officer