Form 10-Q
period 2000-06-30
U S DIAGNOSTIC INC
filed 2000-08-18
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________  to _________________

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

              DELAWARE                                     11-3164389
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                               Number)


                            250 S. Australian Avenue
                                    Suite 900
                         West Palm Beach, Florida 33401
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 832-0006
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                           OUTSTANDING AT AUGUST 11, 2000:
             -----                           -------------------------------
 Common stock, $ .01 par value                    22,710,033 shares

                               US DIAGNOSTIC INC.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory, legal factors, collections of accounts receivable, available financing or available refinancing for existing debt, cash flow and working capital availability, the availability of sufficient financial resources to implement its restructuring plan that was approved by the stockholders, as well as the Company's inability to successfully execute the restructuring plan and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------

    In thousands, except per share data                                      JUNE 30,      DECEMBER 31,
                                                                               2000           1999
                                                                            ---------       ---------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $   5,222       $   5,811
    Net assets of discontinued operations (Note 2)                             13,147          16,945
    Other receivables                                                              52              52
    Prepaid expenses and other current assets                                     629             627
                                                                            ---------       ---------
     TOTAL CURRENT ASSETS                                                      19,050          23,435

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $2,318 and $1,926 in 2000 and 1999, respectively             2,736           2,952

OTHER ASSETS                                                                      108              99
                                                                            ---------       ---------
    TOTAL ASSETS                                                            $  21,894       $  26,486
                                                                            ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                       $     458       $     440
     Accrued expenses                                                             975           1,110
     Current portion of long-term debt                                             34              33
     Obligations under capital leases - current portion                           205             190
     Other current liabilities                                                     73             102
                                                                            ---------       ---------
         TOTAL CURRENT LIABILITIES                                              1,745           1,875

Long-term debt, net of current portion                                             93             112
Obligations under capital leases, net of current portion                          567             671
                                                                            ---------       ---------
         TOTAL LIABILITIES                                                      2,405           2,658

COMMITMENTS AND CONTINGENCIES (Note 7)                                             --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none
   issued                                                                          --              --
   Common stock, $.01 par value; 50,000,000 shares authorized;
       22,700,033 and 22,641,033 shares issued and outstanding in 2000
       and 1999, respectively                                                     227             226
     Additional paid-in capital                                               147,944         147,945
     Deferred stock-based compensation                                           (268)           (400)
     Accumulated deficit                                                     (128,414)       (123,943)
                                                                            ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                             19,489          23,828
                                                                            ---------       ---------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $  21,894       $  26,486
                                                                            =========       =========





 See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

    In thousands, except per share data
                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------       -------------------------
                                                     2000        1999                  2000        1999
                                                   --------    --------              --------    --------
    COSTS AND EXPENSES:
         General and administrative                $  3,475    $  2,992              $  6,545    $  5,960
         Depreciation                                   222         187                   439         370
         Stock-based compensation                        47         158                   132         353
         Interest expense                                26          11                    53          15
         Interest and other income                     (108)        (55)                 (122)       (180)
                                                   --------    --------              --------    --------
            TOTAL COSTS AND EXPENSES                  3,662       3,293                 7,047       6,518
                                                   --------    --------              --------    --------

    Loss from continuing operations before
       benefit for income taxes and
       extraordinary item                            (3,662)     (3,293)               (7,047)     (6,518)
    Benefit for income taxes                             --          --                    --      (1,225)
                                                   --------    --------              --------    --------

    LOSS FROM CONTINUING OPERATIONS BEFORE
        EXTRAORDINARY ITEM                           (3,662)     (3,293)               (7,047)     (5,293)
                                                   --------    --------              --------    --------
    Discontinued Operations (Notes 2 and 4):
        Income (loss) from discontinued
           operations, net of income taxes             (390)      1,081                (1,740)      1,654
        Net gain on disposition of discontinued
             operations, net of income taxes          4,316          --                 4,316          --
                                                   --------    --------              --------    --------

    INCOME FROM DISCONTINUED OPERATIONS               3,926       1,081                 2,576       1,654
                                                   --------    --------              --------    --------

    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             264      (2,212)               (4,471)     (3,639)

    EXTRAORDINARY ITEM, NET OF INCOME TAXES              --          --                    --       2,598
                                                   --------    --------              --------    --------

    NET INCOME (LOSS)                              $    264    $ (2,212)             $ (4,471)   $ (1,041)
                                                   ========    ========              ========    ========

    BASIC AND DILUTED EARNINGS PER COMMON
       SHARE
         Loss from continuing operations before
             extraordinary item                    $   (.16)   $   (.15)             $   (.31)   $   (.23)
         Income from discontinued operations            .17         .05                   .11         .07
                                                   --------    --------              --------    --------
         Income (loss) before extraordinary
             item                                       .01        (.10)                 (.20)       (.16)
         Extraordinary item                              --          --                    --         .11
                                                   --------    --------              --------    --------
         Net income (loss)                         $    .01    $   (.10)             $   (.20)   $   (.05)
                                                   ========    ========              ========    ========

         Average common shares outstanding           22,658      22,736                22,661      22,730
                                                   ========    ========              ========    ========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX
MONTHS ENDED JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------



                                                             ADDITIONAL                                       TOTAL
                                 COMMON       COMMON          PAID-IN        DEFERRED       ACCUMULATED    STOCKHOLDERS'
                                 SHARES        STOCK          CAPITAL       COMPENSATION      DEFICIT        EQUITY
                                 ------        -----         ---------      ------------    -----------    -------------
In thousands

BALANCE - JANUARY 1, 2000         22,641      $     226      $ 147,945       $    (400)      $(123,943)      $  23,828
Restricted stock issued               59              1             (1)             --              --              --

Amortization of deferred
  compensation                        --             --             --             132              --             132
 Net loss                             --             --             --              --          (4,471)         (4,471)
                               ---------      ---------      ---------       ---------       ---------       ---------
BALANCE -  JUNE 30, 2000          22,700      $     227      $ 147,944       $    (268)      $(128,414)      $  19,489
                               =========      =========      =========       =========       =========       =========










































See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------


In thousands, except supplemental schedule of non-cash activities

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                       2000           1999
                                                                     --------       --------
OPERATING ACTIVITIES
      NET CASH - USED IN CONTINUING OPERATIONS                       $ (6,633)      $ (4,589)
      NET CASH - PROVIDED BY DISCONTINUED OPERATIONS                    1,955         14,862
                                                                     --------       --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (4,678)        10,273

INVESTING ACTIVITIES
      Purchases of equipment                                           (3,538)        (9,456)
      Acquisitions, net of cash                                            --            (44)
      Payment of purchase price due on companies acquired                 (22)            --
      Buy-out of partnership interest                                    (391)            --
      Proceeds from the disposition of discontinued operations,
        net of cash retained by purchasers                             18,649          9,098
      Proceeds from dispositions of property and equipment                 51             --
      Contribution of capital by minority partners                        205             --
      Other                                                                --            124
                                                                     --------       --------
      NET CASH - PROVIDED BY (USED IN) INVESTING ACTIVITIES            14,954           (278)
                                                                     --------       --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                         15,110         24,031
      Purchase of subordinated convertible debentures                      --         (7,925)
      Repayments of notes payable and obligations under capital
       leases                                                         (25,975)       (26,541)
                                                                     --------       --------
      NET CASH - USED IN FINANCING ACTIVITIES                         (10,865)       (10,435)
                                                                     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (589)          (440)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         5,811          9,177
                                                                     --------       --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $  5,222       $  8,737
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                             $  9,393       $  7,958
                                                                     ========       ========
Income taxes                                                         $     14       $    220
                                                                     ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $2.4 million and $3.7 million during 2000 and 1999, respectively.

During 2000, debt and capital lease obligations decreased by $8.4 million as a result of the disposition of discontinued operations. In addition, $1.9 million of sale proceeds were used to repay debt not specifically related to the discontinued operations disposed of. Property and equipment decreased by $10.4 million as a result of the disposition of discontinued operations.

The Company issued 59,000 shares of restricted stock in 2000.

The Company wrote-off net intangibles of $3.9 million, net property and equipment of $285,000 and accrued expenses of $95,000 relating to the disposition of discontinued operations in the second quarter 2000.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2000, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

MANAGEMENT'S PLANS

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remains highly leveraged. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness has not been possible.

As a result of these factors, among others, on May 9, 2000, the Company's Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers. The stockholders approved the sale of the imaging centers and the restructuring plan at the annual stockholders' meeting held on July 21, 2000. Under the restructuring plan, the Company may reinvest in a new business or businesses the net proceeds from the imaging center sales. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

The Company has sold a total of nine imaging centers since May 2000. Further, on August 4, 2000, the Company announced that it had signed a contract for the sale of 14 additional imaging centers located in California and Florida. Consummation of this transaction is subject to Hart-Scott-Rodino approval and receipt of various customary contractual consents. The transaction is expected to close by the end of September 2000. Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into additional agreements for the sale of selected imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

Notwithstanding the above, management believes it will be successful in implementing the restructuring plan and will be able to sell additional imaging centers at advantageous prices such that the Company will have sufficient funds to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. Management has not determined the effect, if any, of adopting SFAS No. 133 as amended by SFAS No. 138. The Company will adopt both pronouncements concurrently effective January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition In Financial Statements," which summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. Management has not determined the effect, if any, of adopting SAB No. 101.

[2]  DISCONTINUED OPERATIONS

The Company currently estimates that the sales of its imaging centers pursuant to the restructuring plan, described in the Management's Plans above, should be substantially completed by March 31, 2001. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the imaging centers have been segregated from those of continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this presentation.

The components of discontinued operations reflected in the balance sheets and income statements are as follows:

Balance sheet data:

In thousands
                                                   JUNE 30,        DECEMBER 31,
                                                     2000              1999
                                                   --------        ------------
Accounts receivable                               $  44,259       $  41,366
Other receivables                                     3,529           3,255
Prepaid expenses and other current assets             6,955           9,371
Property and equipment (see detail below)            66,293          80,936
Intangible assets (see detail below)                 61,401          68,797
Investment in and advances to unconsolidated
   subsidiaries                                       4,138           4,476
Accounts payable                                    (17,393)        (17,346)
Accrued expenses                                    (10,149)        (11,869)
Other current liabilities                            (6,473)         (6,311)
Subordinated convertible debentures                 (21,797)        (21,750)
Debt                                               (100,572)       (113,533)
Obligations under capital leases                    (14,097)        (17,632)
Minority interest                                    (2,947)         (2,815)
                                                  ---------       ---------
   Net assets of discontinued operations (1)      $  13,147       $  16,945
                                                  =========       =========
-------------
(1)  Included in current assets.

Income statement data:

In thousands
                  THREE MONTHS ENDED         SIX MONTHS ENDED
                       JUNE 30,                  JUNE 30,
                 --------------------      --------------------
                   2000        1999          2000        1999
                 -------      -------      -------      -------

Net revenue      $39,151      $39,929      $77,662      $79,857
                 =======      =======      =======      =======

The income (loss) from discontinued operations is net of the following income tax amounts:

In thousands
                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                  --------------------      --------------------
                                    2000        1999          2000        1999
                                  -------      -------      -------      -------
Income tax provision
  applicable to:

Income (loss) from
  discontinued operations          $  37        $ 266         $ 171       $ 383
Net gain on disposition of
  discontinued operations            685           --           685          --
                                   -----        -----         -----       -----
    Total income tax provision     $ 722        $ 266         $ 856       $ 383
                                   =====        =====         =====       =====

PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS

A summary of property and equipment of discontinued operations is as follows:

In thousands

                                                       JUNE 30,    DECEMBER 31,
                                                        2000            1999
                                                      ---------       ---------

Land                                                  $   1,868       $   1,868
Buildings                                                 3,760           4,581
Medical equipment                                        78,105          89,442
Furniture and fixtures                                    1,699           2,027
Office, data processing equipment and software            7,002           7,368
Vehicles                                                    476             572
Leasehold improvements                                   14,785          18,553
                                                      ---------       ---------
  Total                                                 107,695         124,411

Less: accumulated depreciation and amortization         (41,402)        (43,475)
                                                      ---------       ---------
    Property and equipment, net                       $  66,293       $  80,936
                                                      =========       =========

Included in property and equipment of discontinued operations is equipment under capital leases amounting to $34.4 million and $35.8 million at June 30, 2000 and December 31, 1999, respectively. Accumulated depreciation for equipment under capital leases of discontinued operations was $13.7 million and $12.8 million as of June 30, 2000 and December 31, 1999, respectively.

Depreciation expense of discontinued operations amounted to $4.3 million and $8.5 million during the three and six months ended June 30, 2000, respectively, of which $680,000 and $1.6 million, respectively, was attributed to equipment under capital leases. Depreciation expense of discontinued operations amounted to $4.4 million and $8.9 million during the three and six months ended June 30, 1999, respectively, of which $980,000 and $1.9 million, respectively, was attributed to equipment under capital leases.

During the quarter ended June 30, 2000, property and equipment (net of accumulated depreciation) decreased by $10.6 million in connection with the disposition of discontinued operations.

INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

A summary of intangible assets of the discontinued operations is as follows:

  In thousands

                                      JUNE 30,     DECEMBER 31,
                                        2000          1999
                                     --------       --------

Goodwill                             $ 72,022       $ 78,247
Covenants not to compete                3,192          3,192
Customer lists                          3,189          3,189
Other intangibles                         124            177
                                     --------       --------
Total                                  78,527         84,805

Less: accumulated amortization        (17,126)       (16,008)
                                     --------       --------
         Intangible assets, net      $ 61,401       $ 68,797
                                     ========       ========

Goodwill of discontinuing operations consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the quarter ended June 30, 2000, intangible assets (net of accumulated amortization) decreased by $4.9 million in connection with the disposition of discontinued operations.

DEBT OF DISCONTINUED OPERATIONS

In connection with the disposition of discontinued operations during the second quarter of 2000, debt and obligations under capital leases decreased by an aggregate of $10.3 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which originally matured on June 21, 2000 and has been subsequently extended to July 1, 2001. On June 21, 2000, DVIFS re-issued this note to reflect the repayments on this loan from cash proceeds received from the sales of the imaging centers. The terms of the note were otherwise unchanged. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees and equity participation fees were capitalized and are amortized under a method that approximates the interest method over an eighteen month period. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $2.6 million during the first quarter of 1999 (see Note 6). As of June 30, 2000, the balances outstanding under the Debentures was $21.8 million, and $14.6 million was drawn against the loan agreement.

The Company borrowed $11.8 million from DVIFS and DVI Business Credit Corporation ("DVIBC") in the first and second quarters of 2000 in order to meet the Company's normal expenses. Approximately $7.8 million of such borrowings are collateralized by existing medical equipment, and the balance was borrowed on the DVIBC revolving credit loan. The Company has repaid $3.0 million of this loan (including $1.0 million from the proceeds of the disposition of discontinued operations) as of June 30, 2000. The Company has also repaid $8.0 million on its unsecured credit facility from DVIFS from the proceeds of the disposition of discontinued operations in the second quarter 2000.

The maturity date of the Company's $35.0 million revolving credit loan from DVIBC has been contractually extended to April 1, 2002.

SALES AND ACQUISITIONS OF BUSINESSES

On May 31, 2000, the Company sold its 60% interest in Wilkes-Barre Imaging ("Wilkes-Barre"), a New York general partnership, to InSight Health Corporation. The partnership received a total sales price of $17.4 million, consisting of cash of $11.7 million and the assumption by the purchaser of debt and capital leases amounting to $5.7 million. The Company's portion of the cash was $8.0 million, of which $5.6 million was used to repay a portion of the outstanding balance under the DVIFS unsecured note. In addition to the above, the Company retained net working capital of $1.0 million.

On June 6, 2000, the Company sold the assets of Heights Imaging Center to a subsidiary of Sonix Medical Resources Inc. ("Sonix"). The sales price was $2.7 million which includes cash received of $.7 million and the assumption by Sonix of debt and capital leases amounting to $2.0 million. Immediately upon the closing, $56,000 of the cash proceeds were used to repay a portion of the outstanding balance under the DVIFS unsecured note.

On June 20, 2000, the Company sold the assets of Tri-County Imaging Center to Sonix. The sales price was $5.8 million which includes cash received of $3.2 million and the assumption by Sonix of debt and capital leases amounting to $2.6 million. Immediately upon the closing, $2.3 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIFS unsecured note.

Also, in May and June 2000, the Company closed four imaging centers that were underperforming.

During the second quarter of 1999, the Company acquired an imaging center for approximately $.9 million and merged its operations with an existing imaging center, and sold its interest in two imaging centers for approximately $1.3 million (which approximated the net carrying value of the assets sold).

SUBSEQUENT EVENTS

The stockholders approved the sale of the imaging centers and the restructuring plan at the annual stockholders' meeting held on July 21, 2000. Under the restructuring plan, the Company may reinvest in a new business or businesses the net proceeds from the imaging centers sales. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

The Company borrowed $.5 million from DVIBC under a revolving credit loan in July 2000. The borrowing was incurred in order to meet the Company's normal expenses.

The Company sold two imaging centers in July 2000 for a sales price of $3.0 million which included cash of $.9 million and the assumption by the purchaser of debt and capital leases amounting to $2.1 million.

The Company sold four imaging centers in August for a sales price of $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.2 million and the surrender of $.3 million of the Company's common stock. In addition, the Company retained $2.2 million of net working capital.

On August 4, 2000, the Company announced that it signed a contract for the sale of 14 imaging centers located in California and Florida. Consummation of this transaction is subject to Hart-Scott-Rodino approval and receipt of various customary contractual consents. The transaction is expected to close by the end of September 2000.

[3]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands

                                                      JUNE 30,    DECEMBER 31,
                                                        2000          1999
                                                      -------       -------

Furniture and fixtures                                $ 1,186       $ 1,028
Office, data processing equipment and software          3,708         3,690
Leasehold improvements                                    160           160
                                                      -------       -------
  Total                                                 5,054         4,878

Less:  accumulated depreciation and amortization       (2,318)       (1,926)
                                                      -------       -------
    Property and equipment, net                       $ 2,736       $ 2,952
                                                      =======       =======

Included in property and equipment is equipment under capital leases amounting to $770,000 and $860,000 at June 30, 2000 and December 31, 1999, respectively. Accumulated depreciation for equipment under capital leases was $70,000 and $100,000 as of June 30, 2000 and December 31, 1999, respectively.

Depreciation expense amounted to $222,000 and $439,000 during the three and six months ended June 30, 2000, respectively, of which $20,000 and $60,000, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $187,000 and $370,000 during the three and six months ended June 30, 1999, respectively, of which $20,000 and $80,000, respectively, was attributed to equipment under capital leases.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]  EARNINGS PER SHARE

The Company had a loss from continuing operations before extraordinary item for the three and six months ended June 30, 2000 and June 30, 1999, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following:
(i) unexercised stock options and warrants to purchase 3.2 million and 5.9 million shares of the Company's common stock as of June 30, 2000 and 1999, respectively; (ii) 3.6 million and 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of June 30, 2000 and 1999, respectively; (iii) and unexercised restricted stock amounting to 106,600 and 170,400 shares of the Company's common stock as of June 30, 2000 and 1999, respectively.

[6] EXTRAORDINARY ITEM

In January 1999, the Company repurchased approximately $12.5 million aggregate principal amount of its Subordinated Convertible Debentures in the open market, which Debentures were immediately retired. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Note 2). The Debentures were purchased at a total price of $9.1 million including related costs. The Company recognized an extraordinary gain after taxes of approximately $2.6 million during the quarter ended March 31, 1999.

[7] LITIGATION

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties through late August 2000 pending settlement discussions.

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

[8] SUBSEQUENT EVENTS

Effective August 16, 2000, the Company's common stock moved to the OTC Bulletin Board ("OTC"). This was the result of the Company's ineligibility to remain listed on the NASDAQ SmallCap Market due to its non-compliance with the minimum one-dollar bid price under the NASDAQ SmallCap Market rules. The Company will continue to trade under the symbol USDL. While there can be no assurance that the Company's common stock will trade on the OTC, the Company believes that market makers will continue to make a market in its shares of common stock on the OTC.

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

OVERVIEW AND RECENT DEVELOPMENTS

On May 9, 2000, the Company's Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers. The stockholders approved the sale of the imaging centers and the restructuring plan at the annual stockholders' meeting held on July 21, 2000. Under the restructuring plan, the Company may reinvest in a new business or businesses the net proceeds from the imaging center sales. If the Company is unable to or chooses not to reinvest in a new business, the plan authorizes the Board to liquidate the Company through distributions to stockholders. The plan allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

During the first quarter of 2000, the Company began a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. The Company has sold a total of nine imaging centers since May 2000. Further, on August 4, 2000, the Company announced that it had signed a contract for the sale of 14 additional imaging centers located in California and Florida. Consummation of this transaction is subject to Hart-Scott-Rodino approval and receipt of various customary contractual consents. The transaction is expected to close by the end of September 2000. Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell additional imaging centers at favorable or acceptable prices or at all.

The Company currently estimates that the sales of its imaging centers pursuant to the restructuring plan should be substantially completed by March 31, 2001. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of the imaging centers have been segregated from those of continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this presentation.

Further, the Company engaged David McIntosh (a current director) to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures including internet and non-internet companies.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of income taxes decreased by $1.5 million from income for the three months ended June 30, 1999 of $1.1 million to a loss of $.4 million for the comparable 2000 period. This decrease primarily was the result of a decrease in net revenues due to the sale of imaging centers, and an increase in bad debt expense related to the conversion of the billing and collection system in one of the Company's regions in January 2000.

For the six month period, income (loss) from discontinued operations net of income taxes decreased by $3.4 million from income for the six months ended June 30, 1999 of $1.7 million to a loss of $1.7 million for the comparable 2000 period. This decrease primarily was the result of a decrease in net revenues and an increase in bad debt expense as noted above.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999.

Costs and expenses of continuing operations for the three months ended June 30, 2000 (the "2000 three month period") increased to $3.7 million from $3.3 million for the three months ended June 30, 1999 (the "1999 three month period"). Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day development and operating activities of the Company which increased to $3.5 million for the 2000 three month period from $3.0 million for the 1999 three month period. The increase in the 2000 three month period over the 1999 three month period is mainly due to the employee retention bonuses that were paid in June 2000 in connection with the plan to sell the imaging centers. The costs and expenses also include charges for stock-based compensation of $47,000 for the 2000 three month period and $158,000 for the 1999 three month period.

RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999.

Costs and expenses of continuing operations for the six months ended June 30, 2000 (the "2000 six month period") increased to $7.0 million from $6.5 million for the six months ended June 30, 1999 (the "1999 six month period"). Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day development and operating activities of the Company which increased to $6.5 million for the 2000 six month period from $6.0 million for the 1999 six month period. The increase in the 2000 six month period over the 1999 six month period is mainly due to the employee retention bonuses that were paid in June 2000 in connection with the plan to sell the imaging centers. The costs and expenses also include charges for stock-based compensation of $132,000 for the 2000 six month period and $353,000 for the 1999 six month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $17.3 million, which includes net assets of discontinued operations of $13.1 million, compared to working capital of $21.6 million at December 31, 1999, which includes net assets of discontinued operations of $16.9 million. The decrease in the working capital from 1999 to 2000 is primarily due to a decrease in the net assets of discontinued operations by $3.8 million. The Company's primary short-term liquidity requirements as of June 30, 2000 include the obligations under debt and capital leases, accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers.

Net cash used in operating activities during the 2000 six month period was $4.7 million, compared to $10.3 million provided by operating activities during the 1999 six month period. The negative cash flow from continuing operations in 2000 was primarily a result of the loss from continuing operations. The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collecting software. While all of the system problems associated with the conversion have been resolved, the Company's collections did not return to levels experienced before the software conversion until April 2000. The Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions.

Net cash provided by investing activities was $15.0 million during the 2000 six month period, compared to net cash used in investing activities of $278,000 during the 1999 six month period. During the 2000 six month period, the Company received $18.6 million in net cash proceeds from the disposition of discontinued operations, compared to $9.1 million received from the disposition of discontinued operations during the 1999 six month period. Equipment purchases were $3.5 million during the 2000 six month period, compared to $9.5 million during the 1999 six month period.

Net cash used in financing activities was $10.9 million during the 2000 six month period, compared to $10.4 million used in financing activities during the 1999 six month period. Proceeds from new borrowings totaled $15.1 million during the 2000 six month period, compared to $24.0 million during the 1999 six month period. Repayments of notes and capital leases totaled $26.0 million during the 2000 six month period, compared to $26.5 million during the 1999 six month period. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of Debentures. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $8.0 million under its revolving credit loan with DVIFS from proceeds received upon the disposition of discontinued operations during the 2000 six month period.

As of June 30, 2000, the Company has approximately $3.4 million of purchase commitments for capital expenditures related to discontinued operations for which it either already has or expects to have financing available. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

The Company has sold a total of nine imaging centers since May 2000. Further, on August 4, 2000, the Company announced that it had signed a contract for the sale of 14 additional imaging centers located in California and Florida. Consummation of this transaction is subject to Hart-Scott-Rodino approval and receipt of various customary contractual consents. The transaction is expected to close by the end of September 2000.

Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of additional imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

Until the Company completes the sale of its imaging centers, the degree to which the Company continues to be leveraged is likely to affect its ability to service its indebtedness, make capital expenditures, respond to market conditions and extraordinary capital needs, take advantage of business opportunities or obtain additional financing. If the Company fails to successfully implement its restructuring plan and sell its imaging centers at favorable prices, its ability to meet its future obligations, invest in a new business or businesses or make distributions to stockholders could be materially and adversely affected.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 7 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

         The information for the Company's capitalized lease and long-term debt financial instruments as it relates to the continuing and discontinued operations has not changed materially since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

See Note 8 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER        DESCRIPTION
--------------        -----------

10.1 Second Amended and Restated Note between the Company and DVI Financial Services Inc. dated June 21, 2000 to the Amended and Restated Note dated December 21, 1998.

10.2 Plan of Restructuring of US Diagnostic Inc. Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC June 22, 2000.

27                    Financial Data Schedule.

(b) Reports on Form 8-K

A report on Form 8-K dated May 10, 2000 was filed during the quarter ended June 30, 2000 disclosing an Item 5 event.

Items 2, 3 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      US DIAGNOSTIC INC.

Dated:  August 18, 2000               By:  /s/ JOSEPH A. PAUL
                                         -------------------------------------
                                               Joseph A. Paul
                                               President and Chief Executive
                                                  Officer

                                      By:  /s/ P. ANDREW SHAW
                                         -------------------------------------
                                          P. Andrew Shaw
                                          Executive Vice President and Chief
                                             Financial Officer