Form 10-Q
period 2000-09-30
U S DIAGNOSTIC INC
filed 2000-11-14
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  ----------------


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

            Delaware                                  11-3164389
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                            250 S. Australian Avenue
                                    Suite 900
                         West Palm Beach, Florida 33401
                    (Address of Principal Executive Offices)

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

                                  Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at November 9, 2000:
                -----                           --------------------------------

   Common stock, $.01 par value                         22,412,405 shares

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

ITEM 1.   FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------

    In thousands, except per share data                                     September 30,      December 31,
                                                                                2000              1999
                                                                            -------------      ------------
    ASSETS

    CURRENT ASSETS
        Cash and cash equivalents                                             $   7,401         $   5,811
        Net assets of discontinued operations (Note 2)                              910            16,945
        Other receivables                                                            52                52
        Prepaid expenses and other current assets                                   616               627
                                                                              ---------         ---------
         TOTAL CURRENT ASSETS                                                     8,979            23,435

    PROPERTY AND EQUIPMENT, net of accumulated depreciation and
       amortization of $2,469 and $1,926 in 2000 and 1999, respectively           2,978             2,952

    OTHER ASSETS                                                                    111                99
                                                                              ---------         ---------

        TOTAL ASSETS                                                          $  12,068         $  26,486
                                                                              =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
         Accounts payable                                                     $     245         $     440
         Accrued expenses                                                           864             1,110
         Current portion of long-term debt                                           38                33
         Obligations under capital leases - current portion                         206               190
         Other current liabilities                                                  323               102
                                                                              ---------         ---------

             TOTAL CURRENT LIABILITIES                                            1,676             1,875

    Long-term debt, net of current portion                                           80               112
    Obligations under capital leases, net of current portion                        519               671
                                                                              ---------         ---------
             TOTAL LIABILITIES                                                    2,275             2,658

    COMMITMENTS AND CONTINGENCIES (Note 7)                                           --                --

    STOCKHOLDERS' EQUITY
       Preferred stock, $1.00 par value; 5,000,000 shares authorized;
           none issued                                                               --                --
       Common stock, $.01 par value; 50,000,000 shares authorized;
           22,412,405 and 22,641,033 shares issued and outstanding in 2000
           and 1999, respectively                                                   224               226
       Additional paid-in capital                                               147,696           147,945
       Deferred stock-based compensation                                           (131)             (400)
       Accumulated deficit                                                     (137,996)         (123,943)
                                                                              ---------         ---------
            TOTAL STOCKHOLDERS' EQUITY                                            9,793            23,828
                                                                              ---------         ---------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $  12,068         $  26,486
                                                                              =========         =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------

        In thousands, except per share data
                                                         Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                        ---------------------     ---------------------
                                                          2000         1999         2000         1999
                                                        --------     --------     --------     --------
        Costs and Expenses:
             General and administrative                 $  4,286     $  3,040     $ 10,830     $  9,000
             Depreciation                                    228          203          667          573
             Stock-based compensation                        137          106          269          459
             Interest expense                                 24           22           77           37
             Interest and other income                       (57)         (77)        (179)        (257)
                                                        --------     --------     --------     --------
                TOTAL COSTS AND EXPENSES                   4,618        3,294       11,664        9,812
                                                        --------     --------     --------     --------

        Loss from continuing operations before
           benefit for income taxes and
           extraordinary item                             (4,618)      (3,294)     (11,664)      (9,812)
        Benefit for income taxes                              --           --           --       (1,225)
                                                        --------     --------     --------     --------


        LOSS FROM CONTINUING OPERATIONS BEFORE
            EXTRAORDINARY ITEM                            (4,618)      (3,294)     (11,664)      (8,587)
                                                        --------     --------     --------     --------

        DISCONTINUED OPERATIONS (NOTES 2 AND 4):
             Income (loss) from discontinued
                 operations, net of income taxes          (1,040)      (1,340)      (2,783)         314
             Net gain (loss) on disposition of
                 discontinued operations, net
                 of income taxes                          (3,923)       1,720          394        1,720
                                                        --------     --------     --------     --------
        INCOME (LOSS) FROM DISCONTINUED
           OPERATIONS                                     (4,963)         380       (2,389)       2,034
                                                        --------     --------     --------     --------

        LOSS BEFORE EXTRAORDINARY ITEM                    (9,581)      (2,914)     (14,053)      (6,553)

        EXTRAORDINARY ITEM, NET OF INCOME TAXES               --           --           --        2,598
                                                        --------     --------     --------     --------

        NET LOSS                                        $ (9,581)    $ (2,914)    $(14,053)    $ (3,955)
                                                        ========     ========     ========     ========

        BASIC AND DILUTED EARNINGS PER COMMON
           SHARE
             Loss from continuing operations before
                extraordinary item                      $   (.21)    $   (.15)    $   (.51)    $   (.38)
             Income (loss) from discontinued
                operations                                  (.22)         .02         (.11)         .09
                                                        --------     --------     --------     --------
             Loss before extraordinary item                 (.43)        (.13)        (.62)        (.29)
             Extraordinary item                               --           --           --          .12
                                                        --------     --------     --------     --------
             Net loss                                   $   (.43)    $   (.13)    $   (.62)    $   (.17)
                                                        ========     ========     ========     ========

             Average common shares outstanding            22,548       22,741       22,625       22,734
                                                        ========     ========     ========     ========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

In thousands
                                                             Additional                                       Total
                                Common         Common          Paid-in        Deferred       Accumulated    Stockholders'
                                Shares          Stock          Capital      Compensation       Deficit         Equity
                              ---------       ---------      ----------     ------------     -----------    -------------
BALANCE - JANUARY 1, 2000       22,641        $     226        $ 147,945     $    (400)       $(123,943)       $  23,828

Restricted stock issued             69                1               (1)           --               --               --

Common stock redeemed
  upon sale of imaging
  centers                         (298)              (3)            (248)                                           (251)

Amortization of deferred
  compensation                      --               --               --           269               --              269

 Net loss                           --               --               --            --          (14,053)         (14,053)
                             ---------        ---------        ---------     ---------        ---------        ---------

BALANCE - SEPTEMBER 30,
    2000                        22,412        $     224        $ 147,696     $    (131)       $(137,996)       $   9,793
                             =========        =========        =========     =========        =========        =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands, except supplemental schedule of non-cash activities
                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        2000               1999
                                                                      --------           --------
OPERATING ACTIVITIES
      NET CASH - USED IN CONTINUING OPERATIONS                        $(10,947)          $ (7,303)
      NET CASH - PROVIDED BY DISCONTINUED OPERATIONS                     5,276             20,815
                                                                      --------           --------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (5,671)            13,512

INVESTING ACTIVITIES
      Purchases of equipment                                            (6,094)            (9,723)
      Acquisitions, net of cash                                             --               (269)
      Payment of purchase price due on companies acquired                  (22)                --
      Buy-out of partnership interest                                     (391)                --
      Proceeds from the disposition of discontinued operations,
         net of cash retained by purchasers                             29,449             12,168
      Proceeds from dispositions of property and equipment                  51                 --
      Contribution of capital by minority partners                         225                 --
      Other                                                                 --               (176)
                                                                      --------           --------


      NET CASH - PROVIDED BY INVESTING ACTIVITIES                       23,218              2,000
                                                                      --------           --------

FINANCING ACTIVITIES
      Proceeds from borrowings                                          17,423             24,560
      Purchase of subordinated convertible debentures                       --             (7,925)
      Repayments of notes payable and obligations under capital
         leases                                                        (33,129)           (33,702)
      Redemption of common stock                                          (251)                --
                                                                      --------           --------

      NET CASH - USED IN FINANCING ACTIVITIES                          (15,957)           (17,067)
                                                                      --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,590             (1,555)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          5,811              9,177
                                                                      --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  7,401           $  7,622
                                                                      ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                                        $ 12,541           $ 12,471
                                                                      ========           ========
      Income taxes                                                    $    265           $    464
                                                                      ========           ========


See Notes to Condensed Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $3.7 million and $5.6 million during the nine months ended September 30, 2000 and 1999, respectively.

During 2000, debt and capital lease obligations decreased by $37.5 million and property and equipment decreased by $33.8 million as a result of the disposition of discontinued operations. The Company also wrote-off net intangibles of $24.9 million as a result of the disposition of discontinued operations. In addition, the Company used $11.3 million of sale proceeds to repay debt not specifically related to the discontinued operations disposed of.

The Company issued 69,000 shares of restricted stock in 2000.

Long-term debt and certain long-term assets increased by $637,000 in 1999, resulting from the purchase of the operating assets of an imaging center.

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2000, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

MANAGEMENT'S PLANS

Despite the Company's debt and expense reduction efforts during 1998 and 1999, the Company remained highly leveraged. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans. Moreover, given continuing adverse financial market conditions relative to healthcare companies, as well as the highly leveraged nature of the Company's capital structure, refinancing to extend the maturity of the Company's indebtedness has not been possible.

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

The Company has sold a total of 22 imaging centers since May 2000. Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into additional agreements for the sale of imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

Notwithstanding the above, management believes it will be successful in implementing the restructuring plan and will be able to sell additional imaging centers at advantageous prices such that the Company will have sufficient funds to meet operating needs, fund capital expenditure requirements and repay debt obligations as they become due.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair value in earnings for the current period unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. Management believes the effect, if any, of adopting SFAS No. 133 as amended by SFAS No. 138 will be immaterial. The Company will adopt both pronouncements concurrently effective January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition In Financial Statements," which summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes the effect, if any, of applying SAB No. 101, which is effective October 1, 2000, will be immaterial.

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

The components of discontinued operations reflected in the balance sheets and income statements are as follows:

Balance sheet data:

                                                  September 30,     December 31,
In thousands                                          2000              1999
                                                  -------------     ------------

Accounts receivable                                 $  40,535        $  41,366
Other receivables                                       3,606            3,255
Prepaid expenses and other current assets               5,415            9,371
Property and equipment (see detail below)              42,832           80,936
Intangible assets (see detail below)                   40,458           68,797
Investment in and advances to unconsolidated
   subsidiaries                                         3,379            4,476
Accounts payable                                      (14,124)         (17,346)
Accrued expenses                                       (8,401)         (11,869)
Other current liabilities                              (5,539)          (6,311)
Subordinated convertible debentures                   (21,820)         (21,750)
Debt                                                  (72,978)        (113,533)
Obligations under capital leases                       (9,214)         (17,632)
Minority interest                                      (3,239)          (2,815)
                                                    ---------        ---------
   Net assets of discontinued operations (1)        $     910        $  16,945
                                                    =========        =========

(1) Included in current assets.

Income statement data:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                     --------------------   --------------------
In thousands                           2000        1999       2000        1999
                                     --------    --------   --------    --------

Net revenue                          $ 30,123    $ 38,469   $107,785    $118,326
                                     ========    ========   ========    ========

The income (loss) from discontinued operations is net of the following income tax amounts:

In thousands

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ----------------     ----------------
                                                       2000      1999       2000      1999
                                                      ------    ------     ------    ------
Income tax provision (benefit) applicable to:
Income (loss) from discontinued operations            $  234    $  (36)    $  405    $  347
Net gain on disposition of discontinued operations        93        --        778        --
                                                      ------    ------     ------    ------

     Total income tax provision (benefit)             $  327    $  (36)    $1,183    $  347
                                                      ======    ======     ======    ======

PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS

A summary of property and equipment of discontinued operations is as follows:
In thousands

                                                  September 30,    December 31,
                                                      2000             1999
                                                  -------------    ------------
Land                                               $   1,844        $   1,868
Buildings                                              3,014            4,581
Medical equipment                                     51,570           89,442
Furniture and fixtures                                 1,134            2,027
Office, data processing equipment and software         5,554            7,368
Vehicles                                                 143              572
Leasehold improvements                                 6,994           18,553
                                                   ---------        ---------
  Total                                               70,253          124,411

Less: accumulated depreciation and amortization      (27,421)         (43,475)
                                                   ---------        ---------

    Property and equipment, net                    $  42,832        $  80,936
                                                   =========        =========


Included in property and equipment of discontinued operations is equipment under capital leases amounting to $9.1 million and $35.8 million at September 30, 2000 and December 31, 1999, respectively. Accumulated depreciation for equipment under capital leases of discontinued operations was $3.6 million and $12.8 million as of September 30, 2000 and December 31, 1999, respectively.

Depreciation expense of discontinued operations amounted to $3.4 million and $11.8 million during the three and nine months ended September 30, 2000, respectively, of which $700,000 and $2.6 million, respectively, was attributed to equipment under capital leases. Depreciation expense of discontinued operations amounted to $4.4 million and $13.3 million during the three and nine months ended September 30, 1999, respectively, of which $1.0 million and $3.9 million, respectively, was attributed to equipment under capital leases.

During the quarter ended September 30, 2000, property and equipment (net of accumulated depreciation) decreased by $23.2 million in connection with the disposition of discontinued operations.

INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

A summary of intangible assets of discontinued operations is as follows:

In thousands
                                 September 30,         December 31,
                                     2000                 1999
                                 -------------         ------------

Goodwill                           $ 47,283             $ 78,247
Covenants not to compete              2,617                3,192
Customer lists                        2,539                3,189
Other intangibles                       124                  177
                                   --------             --------
Total                                52,563               84,805

Less: accumulated amortization      (12,105)             (16,008)
                                   --------             --------

         Intangible assets, net    $ 40,458             $ 68,797
                                   ========             ========

Goodwill of discontinued operations consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the quarter ended September 30, 2000, intangible assets (net of accumulated amortization) decreased by $19.9 million in connection with the disposition of discontinued operations.

DEBT OF DISCONTINUED OPERATIONS

In connection with the disposition of discontinued operations during the third quarter of 2000, debt and obligations under capital leases decreased by an aggregate of $29.0 million.

In January 1999, the Company repurchased approximately $12.5 million of its Subordinated Convertible Debentures (the "Debentures") in the open market, and immediately retired the Debentures. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998, which originally matured on June 21, 2000, was extended to July 1, 2001 and has been subsequently extended to May 1, 2002. On June 21, 2000, DVIFS re-issued this note to reflect the repayments on this loan from cash proceeds received from the sales of the imaging centers. The terms of the note were otherwise unchanged. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The loan origination fees and equity participation fees were capitalized and are amortized under a method that approximates the interest method over an eighteen month period. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $2.6 million during the first quarter of 1999 (see Note 6). As of September 30, 2000, the outstanding principal amount of the Debentures was $21.8 million, and $8.9 million was drawn under the loan agreement. As of September 30, 2000, the Company was not in compliance with the Debenture Indenture's consolidated net worth covenant, which requires the Company to maintain an $18.0 million consolidated net worth. In the event the Company fails to maintain a consolidated net worth of $18.0 million for two consecutive quarters it must thereafter make an offer to repurchase 12.5% of the then outstanding principal amount of the Debentures.

The Company borrowed $12.3 million from DVIFS and DVI Business Credit Corporation ("DVIBC") from February to July 2000 in order to meet the Company's normal expenses. Approximately $7.8 million of such borrowings were collateralized by existing medical equipment, and the balance was borrowed on the DVIBC revolving credit loan. The Company has repaid $3.1 million as of September 30, 2000 of the amounts that were collateralized. The Company has repaid $6.0 million of the revolving credit loan (including $4.0 million from the proceeds of the disposition of discontinued operations) as of September 30, 2000. The Company has also repaid $13.7 million on its unsecured credit facility from DVIFS from the proceeds of the disposition of discontinued operations during the second and third quarters 2000.

The maturity date of the Company's $35.0 million revolving credit loan from DVIBC has been contractually extended to April 1, 2002.

SALES OF BUSINESSES

On July 11, 2000, the Company sold the assets of Kirkwood MRI Center, Inc. and Bridgeton MRI Center, Inc. to MedQuest Associates, Inc. The sales price was $3.0 million, consisting of cash of $900,000 and the assumption by the purchaser of debt and capital leases amounting to $2.1 million.

On August 14, 2000 the Company sold the assets of Grammercy MRI Associates, Metropolitan Diagnostic Imaging, Narrows MRI Associates and Queens Medical Imaging to Metropolitan Diagnostic Management LLC and Queens Diagnostic Management LLC (collectively referred to as "MDM"). MDM is controlled by Alan A.Winakor, a former executive vice president of the Company who resigned as part of this transaction. The sales price was $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.3 million and the surrender of $251,000 of Mr. Winakor's common stock of the Company.

On July 25, 2000, the Company entered into an Asset Purchase Agreement with Comprehensive Diagnostic Imaging, Inc. and Comprehensive Medical Imaging, Inc. (collectively referred to as "CMI") for the sale of the assets of 14 of its centers. On August 31, 2000, the Company sold the assets of seven centers in Florida. On September 20, 2000, the Company completed the transaction for the remaining six centers in California, other than with respect to one center, for which the consent to transfer was not obtained. The aggregate sales price for the assets was $32.0 million, consisting of cash received of $30.7 million, and debt assumed by CMI of $1.3 million. Immediately upon the closing, $3.0 million of the cash proceeds were used to repay a portion of the Company's revolving credit loan with DVIBC, $5.7 million was used to repay a portion of the DVIFS unsecured loan, and $12.6 million was paid as full payment on various equipment and cash flow notes.

Also, in July and August 2000, the Company closed two imaging centers that were underperforming.

In September 1999, the Company sold a facility for $2.75 million in cash.

SUBSEQUENT EVENTS

On October 27, 2000, the Company sold its interests in three imaging centers to an entity controlled by Joseph A. Paul, President, Chief Executive Officer and Director of the Company. Concurrently with this transaction, Mr. Paul resigned effective January 5, 2001. The sales price was $8.9 million, consisting of $7.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $1.7 million. As a result of the sale, the Company has also repaid $4.4 million on its unsecured credit facility with DVIFS and $1.1 million on its revolving credit loan from DVIBC from the proceeds of this sale.

[3]  PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

In thousands
                                                  September 30,    December 31,
                                                      2000              1999
                                                  -------------    ------------

Furniture and fixtures                              $ 1,208           $ 1,028

Office, data processing equipment and software        4,079             3,690
Leasehold improvements                                  160               160
                                                    -------           -------
  Total                                               5,447             4,878

Less: accumulated depreciation and amortization      (2,469)           (1,926)
                                                    -------           -------
    Property and equipment, net                     $ 2,978           $ 2,952
                                                    =======           =======

Included in property and equipment is equipment under capital leases amounting to $730,000 and $860,000 at September 30, 2000 and December 31, 1999,
respectively. Accumulated depreciation for equipment under capital leases was $270,000 and $100,000 as of September 30, 2000 and December 31, 1999,
respectively.

Depreciation expense amounted to $228,000 and $667,000 during the three and nine months ended September 30, 2000, respectively, of which $50,000 and $110,000, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $203,000 and $573,000 during the three and nine months ended September 30, 1999, respectively, of which $40,000 and $80,000, respectively, was attributed to equipment under capital leases.

[4]  INCOME TAXES

Income taxes have been provided for based upon the Company's anticipated annual effective income tax rate.

[5]  EARNINGS PER SHARE

The Company had a loss from continuing operations before extraordinary item for the three and nine months ended September 30, 2000 and September 30, 1999, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following:
(i) unexercised stock options and warrants to purchase 2.9 million and 5.8 million shares of the Company's common stock as of September 30, 2000 and 1999, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of both September 30, 2000 and 1999; and
(iii) unexercised restricted stock amounting to 96,600 and 170,400 shares of the Company's common stock as of September 30, 2000 and 1999, respectively.

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

[7] LITIGATION

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. Both cases were stayed by agreement of the parties until November 27, 2000 pending settlement discussions.

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

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit in Alabama Circuit Court against US Diagnostic Inc. alleging breach of a contract to provide radiology services and, specifically, improper termination of an alleged oral contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the alleged oral agreement. In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. The jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. Based on the advice of counsel, the Company filed for an appeal. The Company recently was informed that the Alabama Supreme Court ruled against the Company's appeal in a split decision. The Company has filed for a rehearing of that decision. If a rehearing is granted, which is anticipated, the Company expects to have a final decision in early 2001.

INVESTIGATION BY SECURITIES AND EXCHANGE COMMISSION - In December 1996, the Securities and Exchange Commission ("SEC") commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company has reached an agreement in principal with the SEC Staff pursuant to which the Company will consent to an SEC administrative proceeding, including a cease and desist order, without admitting or denying the SEC's findings.

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

[8] SUBSEQUENT EVENTS

On October 27, 2000, Joseph A. Paul, President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. An entity controlled by Mr. Paul acquired three of the Company's imaging centers. The transaction was subject to the receipt of a fairness opinion and a business valuation (see Note 2 for details of the sale transaction). Upon resignation, Mr. Paul will be engaged to perform consulting services primarily related to the Company's disposition of imaging centers. Leon F. Maraist, the Company's current Executive Vice President and Chief Operating Officer will assume the office of President effective upon Mr. Paul's resignation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory, legal factors, collections of accounts receivable, available financing or available refinancing for existing debt, cash flow and working capital availability, the availability of sufficient financial resources to implement its restructuring plan that was approved by the stockholders, as well as the Company's inability to successfully execute the restructuring plan and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

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

During the first quarter of 2000, the Company began a program to sell selected imaging centers (in addition to the sale of non-core and underperforming centers during 1998 and 1999) in order to raise cash to meet its operating and debt repayment needs. The Company has sold a total of 25 imaging centers from May through November 14, 2000. Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell additional imaging centers at favorable or acceptable prices or at all.

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

Further, the Company engaged David McIntosh (a current Director) to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures including internet and non-internet companies. Mr. McIntosh's consulting contract has been extended under the same terms as the original contract through February 2001.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of income taxes decreased by $.3 million from loss for the three months ended September 30, 1999 of $1.3 million to a loss of $1.0 million for the comparable 2000 period. This change primarily was the result of a decrease in net revenues due to the sale of imaging centers.

For the nine month period, income (loss) from discontinued operations net of income taxes decreased by $3.1 million from income for the nine months ended September 30, 1999 of $314,000 to a loss of $2.8 million for the comparable 2000 period. This decrease primarily was the result of a decrease in net revenues due to the sale of imaging centers. Also, an increase in bad debt expense related to the conversion of the billing and collection system in one of the Company's regions in January 2000, contributed to the decrease in income from discontinued operations.

During the three months ended September 30, 2000, the Company recognized a net loss on disposition of discontinued operations of $6.7 million. This was due to the closing or termination of three centers during the quarter and this amount is included in the $3.9 million net loss on disposition of discontinued operations, net of income taxes.

For the nine month period, the Company recognized a net loss on disposition of discontinued operations of $11.0 million associated with the closing or termination of eight centers.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

Costs and expenses of continuing operations for the three months ended September 30, 2000 (the "2000 three month period") increased to $4.6 million from $3.3 million for the three months ended September 30, 1999 (the "1999 three month period"). Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day operating activities of the Company which increased to $4.3 million for the 2000 three month period from $3.0 million for the 1999 three month period. The increase in the 2000 three month period over the 1999 three month period is mainly due to $1.3 million of employee retention bonuses/severance payments that were paid in the 2000 three month period in connection with the plan to sell the imaging centers. The costs and expenses also include charges for stock-based compensation of $137,000 for the 2000 three month period and $106,000 for the 1999 three month period.

RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

Costs and expenses of continuing operations for the nine months ended September 30, 2000 (the "2000 nine month period") increased to $11.7 million from $9.8 million for the nine months ended September 30, 1999 (the "1999 nine month period"). Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day operating activities of the Company which increased to $10.8 million for the 2000 nine month period from $9.0 million for the 1999 nine month period. The increase in the 2000 nine month period over the 1999 nine month period is mainly due to $1.8 million of employee retention bonuses/severance payments that were paid since June 2000 in connection with the plan to sell the imaging centers. The costs and expenses also include charges for stock-based compensation of $269,000 for the 2000 nine month period and $459,000 for the 1999 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $7.3 million, which included net assets of discontinued operations of $910,000, compared to working capital of $21.6 million at December 31, 1999, which included net assets of discontinued operations of $16.9 million. The decrease in the working capital from 1999 to 2000 is primarily due to a decrease in the net assets of discontinued operations by $16.0 million due to sale of 25 imaging centers and the closing of eight imaging centers in 2000. The Company's primary short-term liquidity requirements as of September 30, 2000 include obligations under debt and capital leases, accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers.

Net cash used in operating activities during the 2000 nine month period was $5.7 million, compared to $13.5 million provided by operating activities during the 1999 nine month period. The negative cash flow from continuing operations in 2000 was primarily a result of the loss from continuing operations. The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collecting software. While all of the system problems associated with the conversion have been resolved, the Company's collections did not return to levels experienced before the software conversion until April 2000. The Company has not identified any other material impact arising from the Year 2000 issue and does not expect to experience any further significant Year 2000 problems or interruptions.

Net cash provided by investing activities was $23.2 million during the 2000 nine month period, compared to net cash provided by investing activities of $2.0 million during the 1999 nine month period. During the 2000 nine month period, the Company received $29.4 million in net cash proceeds from the disposition of discontinued operations, compared to $12.2 million received from the disposition of discontinued operations during the 1999 nine month period. Equipment purchases were $6.1 million during the 2000 nine month period, compared to $9.7 million during the 1999 nine month period.

Net cash used in financing activities was $16.0 million during the 2000 nine month period, compared to $17.1 million used in financing activities during the 1999 nine month period. Proceeds from new borrowings totaled $17.4 million during the 2000 nine month period, compared to $24.6 million during the 1999 nine month period. Repayments of notes and capital leases totaled $33.1 million during the 2000 nine month period, compared to $33.7 million during the 1999 nine month period. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of the Debentures. As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $13.7 million under its unsecured credit facility with DVIFS from proceeds received upon the disposition of discontinued operations during the 2000 nine month period.

As of September 30, 2000, the Company has approximately $2.3 million of purchase commitments for capital expenditures related to discontinued operations for which it either already has or expects to have financing available. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

The Company has sold a total of 25 imaging centers from May through November 14, 2000. As the Company continues to sell imaging centers, it intends to reduce the amount of general and administrative expenses of continuing operations. Although the Company has been successful in the past in selling imaging centers at advantageous prices and in a timely fashion and, although the Company anticipates entering into agreements for the sale of additional imaging centers in the near future, there can be no assurance that the Company will be able to sell imaging centers at favorable or acceptable prices or at all. If the Company were unable to raise sufficient cash from these sales, or from its primary lender, or otherwise, in a timely manner, the Company could be materially and adversely affected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Stockholders held on July 21, 2000, the stockholders of the Company voted upon and elected the following directors:

     DIRECTOR NOMINEE                VOTES CAST FOR             VOTES WITHHELD
     ----------------                --------------             --------------

     C. Keith Hartley                  20,612,808                 826,267
     David McIntosh                    20,644,808                 794,267
     Michael A. O'Hanlon               20,644,808                 794,267
     Joseph A. Paul                    20,908,808                 530,267

The stockholders also voted on the approval of the following proposals:

       PROPOSAL              VOTES CAST FOR         VOTES AGAINST          VOTES ABSTAIN      BROKER NON-VOTES
       --------              --------------         -------------          -------------      ----------------
Imaging center sales            13,043,631              679,977                18,365            7,697,102
Restructuring plan              12,531,535            1,188,624                21,814            7,697,102

ITEM 5. OTHER INFORMATION

Effective August 16, 2000, the Company's common stock moved to the OTC Bulletin Board ("OTCBB"). This was the result of the Company's ineligibility to remain listed on the NASDAQ SmallCap Market due to its non-compliance with the minimum one-dollar bid price under the NASDAQ SmallCap Market rules. The Company will continue to trade under the symbol USDL. While there can be no assurance that the Company's common stock will trade on the OTCBB, the Company believes that market makers will continue to make a market in its shares of common stock on the OTCBB.

On October 27, 2000, Joseph A. Paul, President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. Mr. Paul will be engaged at that time to perform consulting services primarily related to the Company's disposition of imaging centers. Leon F. Maraist, the Company's current Executive Vice President and Chief Operating Officer will assume the office of President effective upon Mr. Paul's resignation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER               DESCRIPTION
--------------               -----------

     10.1 Asset Purchase Agreement, dated July 25, 2000, by and among Comprehensive Diagnostic Imaging, Inc., Comprehensive Medical Imaging, Inc. and US Diagnostic Inc. and each seller named in Exhibit A of the Asset Purchase Agreement.(1)

     10.2         First Amendment to Asset Purchase Agreement dated August 31,
                  2000.(1)

     10.3 Second Amendment to Asset Purchase Agreement dated September 15, 2000.(1)

     10.4         Third Amendment to Asset Purchase Agreement dated
                  September 20, 2000.(1)

     10.5         Exhibit A of Asset Purchase Agreement.(1)

     10.6 Purchase Agreement dated September 20, 2000 By and Among Columbus Acquisition Corp., a Florida Corporation, Montclair Acquisition LLC, a Florida Limited Liability Company, Greystone Acquisition Corp., a Florida Corporation, US Diagnostic Inc., a Delaware Corporation, USD Montclair, Inc., a Delaware Corporation and Meditek Industries Corp., a Florida Corporation.

     10.7 Resignation Letter of Joseph A. Paul, President, Chief Executive Officer and Director of the Company dated October 27, 2000.

     10.8 Consulting Agreement between the Company and Joseph A. Paul dated October 27, 2000.

     10.9 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for September and October 2000.

     10.10 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for November 2000 through February 2001.

     27           Financial Data Schedule.

     (1) Incorporated by reference to the Company's Report on Form 8-K dated September 20, 2000.


(b) Reports on Form 8-K

A report on Form 8-K dated September 20, 2000 was filed during the quarter ended December 31, 2000 disclosing an Item 2 event.

Items 2 and 3 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        US DIAGNOSTIC INC.



Dated: November 14, 2000                By: /s/ Joseph A. Paul
                                           --------------------------
                                           Joseph A. Paul
                                           President and Chief Executive Officer

                                        By: /s/ P. Andrew Shaw
                                           --------------------------
                                           P. Andrew Shaw
                                           Executive Vice President and
                                           Chief Financial Officer