Form 10-K405
period 2000-12-31
U S DIAGNOSTIC INC
filed 2001-04-17
CIK 911012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the year ended December 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from        to
                                    -----    ------

                         Commission File Number 1-13392

                               US DIAGNOSTIC INC.
                               ------------------
                (Name of registrant as specified in its charter)

                Delaware                                 11-3164389
--------------------------------------------   --------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

     250 S. Australian Avenue, Suite 900,
          West Palm Beach, Florida                        33401
--------------------------------------------   --------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (561) 832-0006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                    Common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 16, 2001 was approximately $15,226,873 based on the closing price of the common stock on March 16, 2001.

As of March 16, 2001, 22,417,205 shares of common stock of the registrant were outstanding.

Documents Incorporated By Reference
None.

                                     PART I

                               US DIAGNOSTIC INC.

      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
                                  ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for existing debt, cash flow and working capital availability, the availability of sufficient financial resources to implement the Plan of Restructuring that was approved by the stockholders, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

ITEM 1. BUSINESS

GENERAL

US Diagnostic Inc. (the "Company") is an independent operator of outpatient medical diagnostic imaging and related facilities ("Facilities") with 27 locations owned, and another 14 locations operated and managed at the date hereof. The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), mammography, x-ray and ultrasound equipment. The use of the type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose and treat a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, carry more risk and are more debilitating for patients.

The Company believes that the range of services provided at its Facilities (which include anatomical and functional imaging) provides cross-referral opportunities and increases the Company's ability to serve as a "one-stop" provider of such services to increasingly important managed care organizations.

The Company was incorporated in Delaware in 1993. The Company's executive office is located at 250 S. Australian Avenue, Suite 900, West Palm Beach, Florida 33401, its telephone number is (561)832-0006/(800)7-USDLAB and its web site is at WWW.USDL.COM. Unless the context otherwise requires, all references to the "Company" include US Diagnostic Inc. and its subsidiaries.

DISCONTINUED OPERATIONS

During December 1999 and January 2000, the Company determined that it would be necessary to sell certain of its imaging centers in order to ensure that it would have sufficient cash to fund its operating needs. In February 2000, an investment banker commenced, on the Company's behalf, a competitive bidding process among strategic and financial buyers of certain medical diagnostic imaging centers.

On May 9, 2000, the Board of Directors reviewed the exploration of strategic alternatives undertaken to that date, the results of the solicitation conducted by an investment banker, the status of the pending sales, the market conditions prevailing in the Company's industry, including the recent bankruptcies of a number of companies in the Company's industry, and the implied value of the Company's medical imaging diagnostic centers based upon indications of value received and the pending sales. Based upon this information, the Board of Directors determined that a sale of the imaging centers and the adoption of a restructuring plan was in the best interests of the Company's stockholders. As a result, the Company's Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The stockholders approved the sale of the imaging centers and the Plan of Restructuring at the annual stockholders' meeting held on July 21, 2000. Under the Plan of Restructuring, the Company may reinvest in a new business or businesses the net proceeds from the imaging center sales, if any. If the Company is unable to or chooses not to reinvest in a new business, the Plan of Restructuring authorizes the Board to liquidate the Company through distributions to stockholders. The Plan of Restructuring allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

Consequently, the Company's operations are differentiated between continuing and discontinued operations. The continuing operations include the applicable components of the balance sheets and results of operations of four cost centers (the corporate headquarters, the billing office, the regional operational center and the MIS department) plus the retained, net estimated realizable value of receivables of the imaging centers that were closed or sold during 2000. The discontinued operations include the assets, liabilities and results of operations of all imaging centers, including, for the period to the date of disposition, those that have been sold or closed during 2000.

For a detailed discussion of discontinued operations, see Note 3 to the Consolidated Financial Statements.

RECENT DEVELOPMENTS AND STRATEGIC PLANS

         OVERVIEW

During 1995 and 1996, the Company grew primarily through acquisitions of Facilities from independent owners. In 1997, there was a significant decrease in acquisition activity by the Company due to constraints on the Company's financial resources and the need to consolidate prior acquisitions. Furthermore, these acquisitions were financed with a significant amount of debt. In addition, many of these acquisitions were made at valuations which ultimately could not be supported by the anticipated operating results of the medical diagnostic imaging centers acquired, resulting in a $92.9 million asset impairment charge in 1997. Since 1998, the Company has divested non-core and underperforming assets, reduced debt and operating costs, and starting in 2000, the Company implemented the Plan of Restructuring.

         RECENT DEVELOPMENTS

DEBT RESTRUCTURING AND UPDATE TO PLAN OF RESTRUCTURING

Despite efforts to reduce expenses and improve the Company's capital structure and implementation of the Plan of Restructuring, the Company remains highly leveraged. The relatively short maturities of its indebtedness require the Company to devote a significant portion of its cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. In addition, the medical diagnostic imaging industry has been confronted since the mid-1990s with the efforts of private and governmental third-party payors to reduce, or limit increases in reimbursement rates. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans.

On March 19, 2001, the Company announced that it intends to seek a restructuring of certain obligations and covenants under its 9% Subordinated Convertible Debentures due 2003 (the "Debentures") and its 6 1/2% Convertible Notes due June 2001 (the "Notes"). Since that announcement, the Company has determined that it will likely need to restructure its other indebtedness as well. The Company has engaged Imperial Capital, LLC as its investment banker and Greenberg Traurig as its legal counsel to review its strategic alternatives and to advise it regarding a debt restructuring.

Although the Company has successfully sold 32 medical diagnostic imaging centers pursuant to the Plan of Restructuring, the pace of such sales at acceptable prices has not met expectations. The Company also needs to maintain its corporate infrastructure to operate remaining centers pending sale and collect accounts receivable of sold centers and is required to devote a significant portion of its cash flow to the repayment of the principal and interest of its debt. Based on its current estimates, the Company anticipates that, absent completion of additional center sales or the availability of additional short term liquidity, its current cash and cash generated from operations will be insufficient to meet its anticipated cash needs; however, if its principal repayments can be appropriately restructured, the Company believes that its cash flow will be sufficient to permit it to complete the sale of the remaining centers over time, although there can be no assurance in this regard. The Company did not make an interest payment on the Debentures that was due March 31, 2001. If this default remains uncured for 30 days, the Debenture holders would be entitled to accelerate maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments.

As of September 30, 2000 and December 31, 2000, the Company was not in compliance with the consolidated net worth covenant under the Indenture pursuant to which the Debentures were issued (the "Indenture"); as a result, the Company is obligated to conduct an offer to repurchase a portion of the Debentures (a "Deficiency Offer"). Given the Company's current cash resources and pending the Company's efforts to restructure its debt, the Company does not currently expect to conduct the Deficiency Offer in a timely fashion, if at all. Such failure could also constitute a default under the Indenture permitting the acceleration of the maturity of the Debentures. Such an event would also allow other debt holders to accelerate other debt issued by the Company. The Indenture also prohibits the Company from incurring debt unless it meets a required cash flow to debt ratio test and has a consolidated net worth of at least $18.0 million. Because the Company currently meets neither of these tests, it cannot incur additional debt necessary to fund its operations and meet its obligations without triggering an additional default under the Indenture.

Also, as a result of the above described factors, the Company does not currently anticipate that it will have sufficient funds to pay the Notes at their scheduled maturity. Accordingly, the Company will also seek a restructuring of the Notes. A failure to pay the Notes could also allow other holders of the Company's indebtedness, including the Debenture holders, to seek acceleration of the maturity of their indebtedness as well.

Unless the Company can successfully restructure its indebtedness, sell additional imaging centers or otherwise obtain liquidity in the short term, the failure to make the payments described above, the related defaults and potential cross defaults, the lack of working capital and the inability to incur additional debt will have a material adverse effect on the Company's ability to maintain its operations as well as its financial condition. Moreover, if these matters cannot be resolved successfully, the Company would be required to pursue other options which could include seeking a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In light of the above described matters and other factors, the Company expects that the net proceeds, if any, from the Plan of Restructuring will be significantly below the originally estimated range of $1.30 - $1.78 per share of common stock. Given the uncertainties described above as well as the other factors, the Company is not currently in a position to provide a revised estimate. Furthermore, the Plan of Restructuring was not completed by the original earliest anticipated date of March 31, 2001. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

         STRATEGIC PLANS

Based upon the factors and uncertainties discussed above, the Company is currently reviewing its strategic plans with the assistance of its financial and legal advisors, including the formulation of a proposed debt restructuring. Pending this review, the Company currently plans to continue selling imaging centers pursuant to the Plan of Restructuring where appropriate price levels and terms can be obtained and to reduce its overhead as quickly as possible; however, given the current market climate for, and relatively slow pace of imaging center sales, the needed debt restructuring, the need to retain corporate infrastructure to operate imaging centers pending sale and other factors, the Company's strategic review could result in a modification or abandonment of the Plan of Restructuring.

If the debt were successfully restructured and if the Plan of Restructuring were completed successfully, the Company could reinvest the net proceeds to the Company from the imaging center sales, after the payment of liabilities, in a new business or businesses. If the Company is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Company would liquidate commencing on a date determined by the Board of Directors (the "Liquidation Date").

The Board of Directors does not currently intend to distribute any net proceeds of the imaging center sales to the Company's stockholders, if at all, until after the Liquidation Date. In case of liquidation, the Board of Directors will cause the Company to wind up its affairs, attempt to convert all Company assets into cash or cash equivalents, pay or attempt to adequately provide for the payment of all of the Company's known obligations and liabilities and distribute pro rata in one or more liquidating distributions to or for the benefit of the Company's stockholders, as of the applicable record date(s), all of the Company's assets.

INDUSTRY OVERVIEW

Total annual spending on diagnostic imaging services in the United States is estimated to be between $56.0 billion and $70.0 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's approximately 3,300 outpatient testing facilities, especially in relation to the roughly $10.0 billion subsector of advanced imaging services, which includes MRI and CT scans. These approximately 3,300 facilities are mainly operated individually and represent a fragmented market.

Payment for services comes primarily from third-party payors, such as private insurers (traditional indemnity and Blue Cross/Blue Shield plans), managed health plans (HMOs and PPOs), government payors (Medicare and Medicaid), and state-run workers' compensation programs. Some centers have significant relationships with attorneys specializing in personal injury litigation. Typically, large third-party payors, especially managed care programs, Medicare and Medicaid, demand significant discounts from the list prices paid under direct-bill circumstances.

The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, when Congress reformed Medicare in 1983 by putting strict controls on inpatient reimbursement, this led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to the quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some, such as Positron Emission Tomography scanners ("PET"), are relatively expensive and are not considered cost-effective for most procedures. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax-sheltered investments were being eliminated or were less economic. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the United States increased from roughly 700 to over 2,000.

The industry suffered setbacks in 1993 as utilization levels generally stabilized and reimbursement per test declined sharply. Utilization rates stopped growing primarily for three reasons: (i) the threat of sweeping government healthcare reform put expensive procedures under increased scrutiny;
(ii) market forces - in the form of managed care which also discouraged providers from ordering all but absolutely necessary tests; and (iii) the extension in 1993 of federal laws (the "Stark Laws") prohibiting the referral by physicians of Medicare and Medicaid patients to entities with which such referring physicians have a financial relationship (either an ownership interest or compensation arrangement). See "Regulation and Government Reimbursement".

In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels the first increase in at least four years. In January 1998, Medicare reimbursement for diagnostic procedures increased an additional 1%-2%. Effective January 2000, Health Care Financing Administration ("HCFA") increased reimbursement by approximately 3%-4% depending upon modality of service. A recent initiative by HCFA to impose a 24% reduction in radiology reimbursement over a four year period beginning January 1999 has been indefinitely postponed due to flaws in the HCFA's imaging center cost study. However, HCFA has indicated it will continue to evaluate radiology reimbursement. It is unclear as to whether HCFA will recommend reductions or increases in reimbursement. See "Regulation and Government Reimbursement". Public HMOs, which have suffered from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. The Company believes that, as managed care becomes more prevalent, further decreases in the average reimbursement per test will be mostly attributable to payor mix shifts to increased managed care business which generally have lower reimbursement rates than commercial insurance payors. There is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

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

Each of the Company's Facilities has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the Facilities. Radiologists' compensation ranges primarily between 12%-20% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board-eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The Company currently operates its Facilities out of one regional billing office which bills and collects both for technical services and professional services of interpreting physicians at the Facilities. A few Facilities bill and collect independently on individual systems. Also, the Company has entered into a contract with a third party that will provide billing and collection services for most of its Facilities. Currently, only six centers are being billed by this third party, but the Company expects the remainder to be converted to the new third party billing over the next few months.

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

In 2000, revenues from conventional indemnity insurance carriers accounted for approximately 22% of the Company's revenues, Medicare and Medicaid accounted for approximately 17% of revenues, managed care accounted for approximately 41% of revenues and the remainder was derived directly from patients and workers' compensation cases.

The Company is a party to over 500 managed care contracts which require it to provide services on a fixed fee-for-service basis. All Facilities are attempting to obtain additional managed care contracts.

COMPETITION

The market for diagnostic imaging services is highly competitive. The market is highly fragmented with over 3,300 outpatient diagnostic imaging centers nationwide and no dominant national imaging services provider. Competition varies by market and is generally higher in larger metropolitan areas where there is likely to be more facilities and more managed care organizations putting pricing pressure on the market. The Company competes with larger healthcare providers, such as hospitals, as well as other private clinics and radiology practices that own diagnostic imaging equipment. Competition often focuses on physician referrals at the local market level. Successful competition for referrals is a result of many factors, including participation in healthcare plans, quality and timeliness of test results, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

REGULATION AND GOVERNMENT REIMBURSEMENT

OVERVIEW. The healthcare industry is highly regulated and is undergoing significant change as third-party payors, such as Medicare and Medicaid, health maintenance organizations and other health insurance carriers increase efforts to control the cost, utilization and delivery of healthcare services. Legislation has been proposed or enacted at both the federal and state levels to regulate healthcare delivery in general and radiology services in particular. Reductions in reimbursement for Medicare and Medicaid services may be implemented from time to time, which may lead to reductions in the reimbursement rates of other third-party payors as well. The Company cannot predict the effect healthcare reforms may have on its business, and there can be no assurance that such reforms will not have a material adverse effect on the Company's operations. All of the Company's Facilities are subject to governmental regulation at the federal, state and local levels.

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

Congress and the U.S. Department of Health and Human Services have taken various actions over the years to reduce reimbursement rates for radiology services and proposals to reduce rates further are anticipated. As noted below, there have been many proposals discussed within the last few years to further modify reimbursement. The Company is unable to predict which, if any, proposals will be adopted. Any reductions in Medicare reimbursement for radiology services could have a material adverse effect on the Company.

In July 2000, HCFA established Ambulatory Payment Classifications ("APC's") for imaging services performed at hospital based imaging centers. Essentially, reimbursement to the hospitals will be substantially less than to non-hospital imaging centers and current hospital reimbursement. Additionally, the patient will now be liable to the hospital at a 60%-65% co-pay as opposed to the current 20% co-pay. While freestanding imaging centers similar to the Company escaped inclusion in the APC's, the program could very well rollover to the non-hospital based imaging industry. A proposal such as this, aimed at the freestanding imaging centers could adversely affect the industry, due to the inability to shift the burden of lost revenue to other departments, such as a hospital could.

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

Diagnostic imaging centers performing mammography services must meet federal, and in some jurisdictions, state standards for quality as well as certification requirements. Under regulations issued by the Federal Food and Drug Administration ("FDA") pursuant to the Mammography Quality Standards Act of 1992 ("MQSA"), all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each facility providing mammography services must: undergo an annual mammography facility physics survey; be inspected annually and pay an annual inspection fee; meet qualification standards for interpreting physicians, mammography technologists, and medical physicists; meet certification requirements for adequacy and training and experience of personnel; meet quality standards for equipment and practices; and meet various requirements governing record keeping of patient files. Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's Facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology ("ACR") and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

In December 1998, HCFA announced its final implementation date by which all Independent Physiological Laboratories ("IPL") and other provider types are required to convert to a status of Independent Diagnostic Testing Facility ("IDTF") in order to continue to receive reimbursement from Medicare. An IDTF is independent of a hospital or physician's office in which diagnostic tests are performed by licensed, certified non-physician personnel under appropriate physician supervision. The Company successfully converted all applicable Facilities to the IDTF status within the allotted time frames. Currently, the Company is awaiting further clarification and final regulations from HCFA with respect to the physician supervision requirements associated with the services performed in each Facility.

REGULATION OF RADIOLOGY OWNERSHIP; FRAUD AND ABUSE. Medicare payment rules discourage physicians from maintaining an investment interest in radiology operations. The Omnibus Budget Reconciliation Act of 1989 contains provisions which prohibit physicians from referring Medicare or Medicaid patients to clinical laboratories in which the physician has an economic interest. Congressman Pete Stark (D-CA) first proposed a Federal physician self-referral law in 1988, and what became known as "Stark I" was enacted by the Congress in 1989. In 1993, Congress extended the physician self-referral prohibition to entities providing other designated healthcare services, including radiology or other diagnostic services, including MRI, CT scans, ultrasound services and radiation therapy services, now referring to the legislation as "Stark II." In January 1998, the long-awaited regulations addressing the implementation of Stark II were published. There was strong opposition from the physician community to many aspects of the rules. As recent as January 2001, HCFA published the final rules for Stark II divided into two phases. Phase I deals extensively with the key definitions in the law, areas dealing with group practices and the general exceptions which protect both ownership and compensation relationships. The provisions to be found in Phase II are projected to be finalized sometime in the future.

The Company has structured its compliance to the operations of the business based on the proposed Stark II rules and will continue to enforce the direction and policies that have been implemented to be in full compliance with the final published rules. Violations of these provisions (collectively known as the "Stark Laws") may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties and/or exclusion from the Medicare, Medicaid and other state healthcare programs.

The Anti-Fraud and Abuse Amendments to the Social Security Act prohibits the solicitation, payment, receipt or offer, directly or indirectly, of any remuneration for the referral of Medicare or Medicaid patients or for the provision of services, items or equipment which may be covered by the Medicare or other state healthcare programs including Medicaid programs. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare, Medicaid and other state healthcare programs.

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

ACR ACCREDITATION. Aetna U.S. Healthcare announced in early 1999 that all of its MRI providers must be accredited by the ACR by January 1, 2000. The Company began efforts in April 1999 to achieve this goal for all applicable Facilities. ACR accreditation of MRI units initially was voluntary; however, with managed care having reimbursed nearly 100,000 MRI procedures in 1998, this process has now become a requirement of Aetna's in order to ensure future reimbursements. MRI accreditation is a lengthy and complex process that requires radiologists, technologists and physicists to meet certain educational and technical experience in the field of MRI. In addition to the educational requirements, phantom tests and clinical images must be submitted or evaluated by a panel of ACR radiologists and physicists. In late 1999, Aetna made the announcement to delay this requirement by one full year (January 1, 2001), allowing additional time for all contracted facilities and the ACR to complete the necessary tasks for accreditation. Currently, the Company has 15 centers fully accredited. All pending Facilities have received extensions from their respective Aetna plans in order to maintain their participating status. The Company believes other managed care entities will follow suit in requiring ACR accreditation or similar programs in order to become or remain participating providers.

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

INSURANCE

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the costs of defending, any such actions could be substantial. The Company currently maintains liability insurance that it believes is adequate for its continuing and discontinued operations. There can be no assurance that the Company will be able to continue or increase such coverage at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage. In the event that a claim exceeds available coverage, the Company's financial condition and results of operations could be adversely and materially affected.

EMPLOYEES

As of March 22, 2001, the Company had approximately 447 full-time and 49 part-time employees, none of whom is represented under union contracts or other collective bargaining arrangements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's executive office, corporate accounting and certain administrative and other operations are located in West Palm Beach, Florida where the Company leases an aggregate of approximately 26,000 square feet at one location under a lease expiring in 2008. In July 2000, the Company combined its two executive offices into one location. The aggregate lease expense relating to occupancy expense for both facilities was approximately $738,000 in 2000.

The Company operates imaging centers that range in size from approximately 800 to 21,600 square feet. During 2000, the Company combined its three regional billing offices and three regional operational centers into one of each. The aggregate lease expense relating to occupancy expense for all such Facilities was approximately $6.7 million in 2000. The imaging centers, billing office and operational center have leases expiring between 2001 and 2011.

The Company believes that its owned and leased properties are adequate for its present needs, and that suitable additional or replacement space can be accommodated as needed.

ITEM 3. LEGAL PROCEEDINGS

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. The parties have agreed to pursue mediation which is expected to commence in the second quarter of 2001.

In connection with the sale of USI, the Company received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. The Company sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to the Company's lawsuit and, to this date, has not paid any amounts in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit in Alabama Circuit Court against US Diagnostic Inc. alleging breach of a contract to provide radiology services and, specifically, improper termination of an alleged oral contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the alleged oral agreement. In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. The jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. Based on the advice of counsel, the Company filed for an appeal. The Alabama Supreme Court ruled against the Company's appeal in a split decision. The Company filed for a rehearing of that decision. Recently, the Company received notice from the Alabama Supreme Court that the Company's request for a rehearing was denied. The Company has booked a settlement expense of $1.2 million as a result of this lawsuit.

INVESTIGATION BY SECURITIES AND EXCHANGE COMMISSION - In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company has reached a final agreement with the SEC dated December 20, 2000. Pursuant to SEC's order, the Company agreed to cease and desist from committing any violation and any future violation of Section 17(a)(2)and (a)(3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 14a-9 thereunder.

OTHER MATTERS - The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its continuing and discontinued operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has traded under the symbol USDL on the OTC Bulletin Board ("OTCBB") since August 16, 2000. This was the result of the Company's ineligibility to remain listed on the NASDAQ SmallCap Market due to its non-compliance with the minimum one-dollar bid price under the NASDAQ SmallCap Market rules. Previously, the Company was on the NASDAQ SmallCap Market from September 22, 1998 to August 15, 2000 and on the NASDAQ National Market System from October 9, 1995 to September 21, 1998. The Company will continue to trade under the symbol USDL on OTCBB. While there can be no assurance that the Company's common stock will trade on the OTCBB, the Company believes that market makers will continue to make a market in its shares of common stock on the OTCBB.

The following table sets forth the high and low sales prices for the Company's common stock as reported on OTCBB for the periods including and subsequent to August 16, 2000. For the periods presented prior to August 16, 2000, the high and low sales prices are as reported per NASDAQ SmallCap Market. These prices do not reflect retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                                   HIGH               LOW
                                                                                  -------            ------
         1999
         January 1 through March 31, 1999..................................        $2.19             $0.81
         April 1 through June 30, 1999.....................................         1.69              1.13
         July 1 through September 30, 1999.................................         1.34              0.75
         October 1 through December 31, 1999...............................         1.10              0.75

         2000
         January 1 through March 31, 2000..................................        $1.75             $0.88
         April 1 through June 30, 2000.....................................         1.09              0.50
         July 1 through August 15, 2000....................................         1.00              0.69
         August 16 through September 30, 2000..............................         0.91              0.38
         October 1 through December 31, 2000...............................         1.25              0.72

The number of record holders of the Company's common stock as of March 16, 2001 was 243.

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. The Company has outstanding debt that prohibits the payment of dividends by the Company without the consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below summarize certain historical financial data related to the continuing operations of the Company, and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere herein.

As a result of the Plan of Restructuring, for financial statement purposes, the assets, liabilities and results of operations (except for the cash flows) of the imaging centers have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The following selected consolidated financial data for the years ended December 31, 1999, 1998, 1997 and 1996 and the consolidated financial statements of the Company for the years ended December 31, 1999 and 1998 and the notes thereto included in this Annual Report on Form 10-K have been reclassified to reflect this presentation.

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                             2000           1999           1998              1997           1996
                                           --------       --------       --------          ---------       -------

(In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
Net revenue                                $     --       $     --       $     --          $      --       $    --
Loss from continuing operations before
   extraordinary item                       (18,752)       (11,986)        (9,434)           (12,192)       (3,796)
Income (loss) from discontinued
   operations                               (13,815)(1)      1,193 (1)      8,922 (1)(2)    (104,520)(2)    (2,535)

Loss before extraordinary item              (32,567)       (10,793)          (512)(2)       (116,712)(2)    (6,331)
Extraordinary item, net of income taxes          --          2,598 (3)      5,311 (3)             --            --
Net income (loss)                           (32,567)        (8,195)         4,799           (116,712)       (6,331)

Basic and diluted earnings (loss) per
   common share
Loss from continuing operations before
   extraordinary item                      $   (.83)      $   (.52)      $   (.42)         $    (.55)      $  (.29)
Income (loss) from discontinued
   operations                                  (.61)           .05            .40              (4.71)         (.19)
                                           --------       --------       --------          ---------       -------
Loss before extraordinary item                (1.44)          (.47)          (.02)             (5.26)         (.48)
Extraordinary item                               --            .11            .23                 --            --
                                           --------       --------       --------          ---------       -------
Net income (loss)                          $  (1.44)      $   (.36)      $    .21          $   (5.26)      $  (.48)
                                           ========       ========       ========          =========       =======

Cash dividends declared per common
   share                                         --             --             --                 --            --

(1) See Sold/Closed Imaging Centers of Discontinued Operations under Note 3 of Notes to Consolidated Financial Statements for components of the net gain (loss) on disposition of discontinued operations.
(2) Includes asset impairment losses of $680,000 and $92.9 million in 1998 and 1997, respectively. See Asset Impairment Losses of Discontinued Operations under Note 3 of Notes to Consolidated Financial Statements.
(3) Represents gain on repurchase of Debentures. See Debt of Discontinued Operations, Subordinated Convertible Debentures of Discontinued Operations and Extraordinary Item of Discontinued Operations all under
         Note 3 of Notes to Consolidated Financial Statements.

                                                                            As of December 31,
                                                  ------------------------------------------------------------------
(In thousands)
                                                    2000           1999          1998          1997           1996
                                                  ---------      ---------     ---------     ---------     ---------
BALANCE SHEET DATA
Net assets (liabilities) of discontinued
    operations                                    $ (13,299)     $  17,481     $  22,051     $   8,453     $ 106,198
Total assets                                         11,454         26,866        34,352        28,575       134,081
Current portion of long-term debt and
    capital leases                                      333            332           168            95            28
Total long-term obligations                             604            935           467           268            48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for existing debt, cash flow and working capital availability, the availability of sufficient financial resources to implement the Plan of Restructuring that was approved by the stockholders, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

OVERVIEW AND RECENT DEVELOPMENTS

The Company's current cash resources are limited because its cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on the Debentures. If this default remains uncured for 30 days, the Debenture holders would be entitled to accelerate maturity of the Debentures. Also, the Company does not expect to make a Deficiency Offer to repurchase Debentures as required as a result of failing to maintain consolidated net worth of at least $18.0 million, and is unable to borrow additional amounts due to non-compliance with certain Indenture covenants without triggering an additional default under the Indenture. Furthermore, the Company currently estimates that it will have insufficient cash resources to repay $10.0 million due on the June 30, 2001 maturity of the Notes. In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and has retained Imperial Capital, LLC and Greenberg Traurig to advise in this regard and assist the Company in reviewing its strategic plans. If these uncertainties cannot be resolved successfully and in a timely manner, the Company may be required to seek a reorganization under the federal bankruptcy laws.

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

The Company's revenues and profitability may be materially adversely affected by the current trend in the healthcare industry toward cost containment, continuing governmental budgetary constraints, reductions in reimbursement rates, changes in the mix of the Company's patients and other changes in reimbursement for healthcare services, among other factors, which may put downward pressure on revenue per scan. See Item 1. Business - Clients and Payors and Item 1. Business
- Regulation and Government Reimbursement.

Pursuant to the Plan of Restructuring, the Company has sold a total of 32 imaging centers from May 2000 through March 31, 2001. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell the remaining imaging centers at favorable or acceptable prices or at all and there is currently substantial uncertainty that the Plan of Restructuring can be completed as originally intended. The sales of the Company's imaging centers pursuant to the Plan of Restructuring were not substantially completed by the original earliest anticipated date of March 31, 2001. See Item 1. Business - Recent Developments and Strategic Plans.

For financial statement purposes, the assets, liabilities and results of operations (except for cash flows) of the imaging centers have been differentiated from those of continuing operations and are presented in the Company's Consolidated Financial Statements as discontinued operations.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of income taxes, increased by $10.8 million from loss of $1.1 million for 1999 to a loss of $11.9 million for 2000. This change primarily was the result of a decrease in net revenues of $27.7 million due to the sale or closing of imaging centers. The Company also recorded an $8.0 million charge in 2000 for additional provisions for bad debt expense on uncollectible accounts receivable. There was a deterioration in the effort to collect the Company's accounts receivable once the Plan of Restructuring was approved. This was further negatively impacted when the Company contracted with a third party for purposes of outsourcing its billing and collection activity. Based upon a review of its accounts receivable and collection experience, management believes that a portion of its accounts receivable was no longer collectible. As a result, the increase in bad debt expense contributed to the increase in loss from discontinued operations in 2000.

During 2000, the Company recognized a pre-tax loss of $10.7 million relating to the closing or termination of 10 imaging centers that were non-performing, and recognized a pre-tax net gain of $14.6 million on sale of 25 imaging centers. See Sold/Closed Imaging Centers of Discontinued Operations under Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Costs and expenses of continuing operations in 2000 increased to $18.9 million from $13.5 million in 1999. Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day operating activities of the Company which increased to $17.5 million in 2000 from $12.0 million in 1999. The increase in 2000 over 1999 is mainly due to $6.2 million of employee retention bonuses, executive severance payments, executive retention bonuses and payments to non-employee Board of Directors that were paid or accrued in 2000 in connection with the plan to sell the imaging centers. Pursuant to the Plan of Restructuring, certain executives elected to deem their employment agreements terminated by the Company without cause, due to change in control as defined by their employment agreements. As a result, they were entitled to receive lump sum compensation. The total amount paid or accrued to these executives was $2.4 million as of December 31, 2000. Furthermore, under the Plan of Restructuring, in order to assure the continued employment of the executive officers during the imaging center sales process, the Board of Directors approved a retention bonus program, payable proportionately as sales of the imaging centers were completed with the unpaid balance of the retention bonus accrued at December 31, 2000. The total amount paid or accrued to these executives was $1.1 million as of December 31, 2000.

Under the Plan of Restructuring, the Company also adopted a bonus plan for non-employee directors whereby they would share equally in .25% of the gross proceeds from the imaging center sales and would be payable as sales occurred but no later than December 31, 2000. The total amount paid or accrued as of December 31, 2000 for the three non-employee directors was $500,000.

The Company also implemented an employee retention bonus plan to ensure that certain key employees remain with the Company through the period of liquidation. Eligible employees are entitled to a retention bonus amount equal to a set number of weeks of their regular salary, ranging from four to fifty-two weeks. The eligible employees must remain with the Company through April 30, 2001 to earn the entire retention bonus amount. If an employee's services are no longer needed as deemed by the Company because of business conditions prior to April 30, 2001, the employee will be entitled to the entire retention bonus amount. The total retention bonus pool relating to non-executive employees that was paid or accrued was $2.2 million as of December 31, 2000.

The costs and expenses also include charges for stock-based compensation of $295,000 and $573,000 in 2000 and 1999, respectively.

During 1999, the Company recorded an extraordinary gain net of income taxes of $2.6 million related to the repurchase of approximately $12.5 million aggregate principal amounts of its Debentures, for amounts less than the recorded amounts. See Debt of Discontinued Operations, Subordinated Convertible Debentures of Discontinued Operations and Extraordinary Item of Discontinued Operations all under Note 3 of Notes to Consolidated Financial Statements.

The Company had a basic and diluted net loss per share of $1.44 in 2000 compared to basic and diluted net loss per share of $.36 in 1999.

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Costs and expenses of continuing operations in 1999 decreased to $13.5 million from $14.0 million in 1998. Operating expenses from continuing operations primarily consist of G&A expenses related to the day-to-day operating activities of the Company which decreased to $12.1 million in 1999 from $12.2 million in 1998. The costs and expenses also include charges for stock-based compensation of $573,000 and $1.2 million in 1999 and 1998, respectively.

During 1998, the Company recorded an extraordinary gain net of income taxes of $5.3 million related to the repurchase of approximately $22.9 million aggregate principal amounts of its Debentures, for amounts less than the recorded amounts. See Debt of Discontinued Operations, Subordinated Convertible Debentures of Discontinued Operations and Extraordinary Item of Discontinued Operations all under Note 3 of Notes to Consolidated Financial Statements.

The Company had basic and diluted net loss per share of $.36 in 1999 compared to a basic and diluted net income per share of $.21 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had a working capital deficiency of $10.8 million, which included net liabilities of discontinued operations of $13.3 million, compared to working capital of $21.8 million at December 31, 1999, which included net assets of discontinued operations of $17.5 million. The decrease in working capital from 1999 to 2000 is primarily due to a decrease in the net assets of discontinued operations by $30.8 million due to sale of 25 and closing of 10 imaging centers in 2000. The Company's primary short-term liquidity requirements as of December 31, 2000 include obligations under debt (which includes $10.0 million due June 30, 2001 and potentially $2.7 million related to the Company's obligation to repurchase Debentures as a result of its failure to maintain $18.0 million consolidated net worth) and capital leases, accounts payable, the $1.4 million unpaid portion of the non-executive employee retention bonuses ($227,000 of which was paid in January 2001), other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers. See Debt of Discontinued Operations and Subordinated Convertible Debentures of Discontinued Operations both under Note 3 of Notes to Consolidated Financial Statements.

Net cash used in operating activities during 2000 was $1.2 million, compared to $17.8 million provided by operating activities during 1999. The negative cash flow from operations in 2000 was primarily a result of an increase in the loss from operations due to the sale of 25 and closing of 10 imaging centers in 2000. The Company experienced a disruption in its billing and collection activities in late December 1999 and January 2000 as a direct result of converting to a Year 2000 compliant version of its billing and collecting software. While all of the system problems associated with the conversion have been resolved, the Company's collections did not return to levels experienced before the software conversion until April 2000. The Company has not identified any other material impact arising from the Year 2000 issue.

Net cash provided by investing activities was $11.0 million during 2000, compared to net cash provided by investing activities of $.3 million during 1999. During 2000, the Company received $19.0 million in net cash proceeds from the disposition of discontinued operations, compared to $12.8 million received from the disposition of discontinued operations during 1999. The net cash proceeds from the disposition of discontinued operations in 2000 is net of $23.1 million of sale proceeds to repay debt not specifically related to the discontinued operations disposed of. Equipment purchases were $7.9 million during 2000, compared to $12.7 million during 1999.

Net cash used in financing activities was $11.2 million during 2000, compared to $21.5 million used in financing activities during 1999. Proceeds from new borrowings totaled $19.9 million during 2000, compared to $24.4 million during 1999. Repayments of notes and capital leases totaled $30.8 million during 2000, compared to $37.8 million during 1999. As discussed in Subordinated Convertible Debentures of Discontinued Operations under Note 3 of Notes to Consolidated Financial Statements, the Company borrowed approximately $9.1 million in January 1999 to repurchase on the open market and retire approximately $12.5 million principal amount of the Debentures.

As of December 31, 2000, the Company has no purchase commitments for capital expenditures and approximately $2.3 million of commitments to enter into for operating leases which it either already has or expects to have financing available to meet such commitments. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

During 2000, the Company borrowed an aggregate of $12.3 million from its primary lender to meet its normal operating expenses. As discussed in Debt of Discontinued Operations under Note 3 of the Notes to Consolidated Financial Statements, the Company repaid $5.0 million of the revolving credit loan with DVI Business Credit Corporation and repaid an aggregate of $18.1 million under its unsecured credit facility with DVI Financial Services, Inc. from proceeds received upon the disposition of discontinued operations during 2000.

The Company's current cash resources are limited because its cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices or obtain additional financial resources (which is unlikely), the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on the Debentures, does not expect to make a Deficiency Offer to repurchase Debentures as required as a result of failing to maintain consolidated net worth of at least $18.0 million, and is unable to borrow additional amounts due to non-compliance with certain Indenture covenants. Furthermore, the Company currently estimates that it will have insufficient cash resources to repay $10.0 million due on the June 30, 2001 maturity of the Notes. In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and has retained Imperial Capital, LLC and Greenberg Traurig to advise in this regard and assist the Company in reviewing its strategic plans. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

For a discussion of the Company's debt facilities, see Debt of Discontinued Operations under Note 3 and Note 5 to the Consolidated Financial Statements. For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Item 1. Business - Regulation and Government Reimbursement, Item 3. Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments as they relate to continuing operations at December 31, 2000. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of December 31, 2000.

There is no disclosure required with respect to interest rate risk relating to the Company's capitalized lease and long-term debt financial instruments as it relates to discontinued operations because either these debt instruments will be assumed by the buyers or will be paid off in full via the sales proceeds.

In thousands

                                                     Principal Amount Maturing in:
                             ---------------------------------------------------------------------------------
                                                                                                                  Fair Value
                              2001         2002         2003         2004         2005    Thereafter     Total    at 12/31/00
                             ------      -------      -------      -------      -------   ----------    -------   -----------
Interest rate sensitive
liabilities:

Long-term debt
fixed-rate borrowings            56           65           55            5           --          --         181        181
Average interest rate          9.58%        9.54%        9.79%       11.09%          --          --        9.67%

Capitalized lease
obligations
fixed-rate borrowings           277          212          172           95           --          --         756        756
Average interest rate         11.76%       11.68%       12.22%       12.20%          --          --       11.89%
                              -----      -------      -------      -------      -------     -------     -------      -----

Total                         $ 333      $   277      $   227      $   100      $    --     $    --     $   937      $ 937
                              =====      =======      =======      =======      =======     =======     =======      =====

Weighted-Average
Interest Rates                11.39%       11.18%       11.63%       12.15%          --          --       11.46%
                              =====      =======      =======      =======      =======     =======     =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ..................................................................        24

Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................        25

Consolidated Statements of Operations for each of the three years in the
   period ended December 31, 2000 .............................................................        26

Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years
   in the period ended December 31, 2000 ......................................................        27

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 2000 .........................................................        28

Notes to Consolidated Financial Statements ....................................................        31

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of US Diagnostic Inc.:

We have audited the accompanying consolidated balance sheets of US Diagnostic Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule shown as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' deficiency, its inability to remain in compliance with certain debt covenants, and the resulting difficulty in generating sufficient cash flow to meet its obligations and sustain operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 3, 2001

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

         In thousands, except share data                                                              DECEMBER 31,
                                                                                              -----------------------------
                                                                                                 2000               1999
                                                                                              ----------         ----------
         ASSETS
         CURRENT ASSETS
              Cash and cash equivalents                                                       $    4,458         $    5,811
              Net assets of discontinued operations (Note 3)                                          --             17,481
              Accounts receivable, net of allowance for bad debts of $5,194 in 2000                3,976                 --
              Other receivables                                                                       55                 52
              Prepaid expenses and other current assets                                              283                515
                                                                                              ----------         ----------
                 TOTAL CURRENT ASSETS                                                              8,772             23,859

         PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
            of $2,679 and $1,859 in 2000 and 1999, respectively                                    2,583              2,908

         OTHER ASSETS                                                                                 99                 99
                                                                                              ----------         ----------

             TOTAL ASSETS                                                                     $   11,454         $   26,866
                                                                                              ==========         ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
         CURRENT LIABILITIES
              Accounts payable                                                                $      996         $      557
              Accrued expenses                                                                     4,612                811
              Net liabilities of discontinued operations (Note 3)                                 13,299                 --
              Current portion of long-term debt                                                       56                 30
              Obligations under capital leases - current portion                                     277                302
              Other current liabilities                                                              305                403
                                                                                              ----------         ----------
                  TOTAL CURRENT LIABILITIES                                                       19,545              2,103

         Long-term debt, net of current portion                                                      125                115
         Obligations under capital leases, net of current portion                                    479                820
                                                                                              ----------         ----------
             TOTAL LIABILITIES                                                                    20,149              3,038
                                                                                              ----------         ----------
         COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 11 and 14)                                        --                 --

         STOCKHOLDERS' EQUITY (DEFICIENCY)
            Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                --                 --
            Common stock, $.01 par value; 50,000,000 shares authorized; 22,412,405 and 22,641,033 shares issued and outstanding in 2000 and 1999,
                respectively                                                                         224                226
              Additional paid-in capital                                                         147,696            147,945
              Deferred stock-based compensation                                                     (105)              (400)
              Accumulated deficit                                                               (156,510)          (123,943)
                                                                                              ----------         ----------
                 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          (8,695)            23,828
                                                                                              ----------         ----------

             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)                            $   11,454         $   26,866
                                                                                              ==========         ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data                                       YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------

                                                               2000              1999               1998
                                                             ---------         ---------         ---------
INTEREST AND OTHER INCOME                                    $     187         $     193         $   1,324
                                                             ---------         ---------         ---------

COSTS AND EXPENSES:
     General and administrative                                 17,482            12,051            12,152
     Depreciation                                                1,029               778               632
     Stock-based compensation                                      295               573             1,219
     Interest expense                                              133               109                43
                                                             ---------         ---------         ---------
        TOTAL COSTS AND EXPENSES                                18,939            13,511            14,046
                                                             ---------         ---------         ---------

Loss from continuing operations before benefit for
   income taxes and extraordinary item                         (18,752)          (13,318)          (12,722)
Benefit for income taxes                                            --            (1,332)           (3,288)
                                                             ---------         ---------         ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM                                         (18,752)          (11,986)           (9,434)
                                                             ---------         ---------         ---------
DISCONTINUED OPERATIONS (NOTE 3):
    Income (loss) from discontinued operations, net
       of income taxes                                         (11,939)           (1,113)            6,604
     Net gain (loss) on disposition of
         discontinued operations, net of income taxes           (1,876)            2,306             2,318
                                                             ---------         ---------         ---------
INCOME (LOSS)  FROM DISCONTINUED OPERATIONS                    (13,815)            1,193             8,922
                                                             ---------         ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEM                                 (32,567)          (10,793)             (512)

EXTRAORDINARY ITEM, NET OF INCOME TAXES                             --             2,598             5,311
                                                             ---------         ---------         ---------

NET INCOME (LOSS)                                            $ (32,567)        $  (8,195)        $   4,799
                                                             =========         =========         =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE
     Loss from continuing operations before
         extraordinary item                                  $    (.83)        $    (.52)        $    (.42)
     Income (loss) from discontinued operations                   (.61)              .05               .40
                                                             ---------         ---------         ---------
     Loss before extraordinary item                              (1.44)             (.47)             (.02)
     Extraordinary item                                             --               .11               .23
                                                             ---------         ---------         ---------

     Net income (loss)                                       $   (1.44)        $    (.36)        $     .21
                                                             =========         =========         =========

     Weighted-average common shares outstanding                 22,572            22,719            22,594
                                                             =========         =========         =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

In thousands
                                                                   ADDITIONAL                                        TOTAL
                                          COMMON       COMMON       PAID-IN       DEFERRED       ACCUMULATED      STOCKHOLDERS'
                                          SHARES       STOCK        CAPITAL      COMPENSATION      DEFICIT     EQUITY (DEFICIENCY)
                                          ------       ------      ----------    ------------   ------------   ------------------
BALANCE - JANUARY 1, 1998                 22,890       $ 229       $ 147,850       $(2,192)      $(120,547)         $ 25,340

Restricted stock issued                       28          --              --            --              --                --

Purchase and retirement of stock            (206)         (2)         (1,203)           --              --            (1,205)

Release of escrow shares related to a
   1996 acquisition                           --          --           1,217            --              --             1,217

Amortization of deferred compensation         --          --              --         1,219              --             1,219

Warrants issued in connection
   with financing agreement                   --          --             183            --              --               183

Net income                                    --          --              --            --           4,799             4,799
                                          ------        ----        --------        ------       ---------          --------

BALANCE - DECEMBER 31, 1998               22,712         227         148,047          (973)       (115,748)           31,553

Restricted stock issued                       34          --              --            --              --                --

Purchase and retirement of stock            (105)         (1)           (102)           --              --              (103)

Amortization of deferred compensation         --          --              --           573              --               573

Net loss                                      --          --              --            --          (8,195)           (8,195)
                                          ------        ----        --------        ------       ---------          --------

BALANCE - DECEMBER 31, 1999               22,641         226         147,945          (400)       (123,943)           23,828

Restricted stock issued                       69           1              (1)           --              --                --

Common stock redeemed and retired
   upon sale of imaging centers             (298)         (3)           (248)           --              --              (251)

Amortization of deferred compensation         --          --              --           295              --               295

Net loss                                      --          --              --            --         (32,567)          (32,567)
                                          ------        ----        --------        ------       ---------          --------

BALANCE - DECEMBER 31, 2000               22,412       $ 224       $ 147,696       $  (105)      $(156,510)         $ (8,695)
                                          ======       =====       =========       =======       =========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

In thousands
                                                                                         YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------------

                                                                                 2000              1999             1998
                                                                               ---------        ---------        ---------
OPERATING ACTIVITIES
  Net income (loss)                                                            $ (32,567)       $  (8,195)       $   4,799
                                                                               ---------        ---------        ---------
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Asset impairment losses                                                         --               --              680
      Depreciation and amortization                                               19,508           23,280           24,873
      Bad debt expense                                                            13,769            6,062            6,493
      Stock-based compensation expense                                               295              573            1,219
      Amortization of non-cash financing and other costs                             503              965            1,305
      Minority interest in income of subsidiaries                                  1,811            2,811            2,423
      Minority interest in gain on sale of a subsidiary                            5,183               --               --
      Loss on sale of fixed assets                                                 2,299              419               --
      Gain on sale of subsidiaries, net                                          (14,609)          (2,306)          (4,676)
      Loss on closing of subsidiaries                                             10,713               --               --
      Gain on buy-out of a partnership                                              (158)              --               --
      Extraordinary item                                                              --           (3,936)          (8,047)

      Changes in assets and liabilities
      (Increase) decrease in, net of sales and acquisitions of
          businesses:
      Accounts receivable                                                          1,941          (10,918)          (5,201)
      Other receivables                                                               67            5,585            3,455
      Prepaid expenses                                                             4,134           (2,334)          (1,464)
      Other assets                                                                 2,405              952            1,007

      Increase (decrease) in, net of sales and acquisitions of
          businesses:
      Accounts payable and accrued expenses                                       (6,952)           5,558           (5,921)
      Minority interest (partnership distributions)                               (5,966)          (2,062)          (2,722)
      Other liabilities                                                           (3,561)           1,384           (6,353)
                                                                               ---------        ---------        ---------
      Total adjustments                                                           31,382           26,033            7,071
                                                                               ---------        ---------        ---------
      NET CASH - OPERATING ACTIVITIES                                             (1,185)          17,838           11,870
                                                                               ---------        ---------        ---------

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------------

                                                                                  2000              1999               1998
                                                                                ---------         ---------         ---------
INVESTING ACTIVITIES
       Acquisitions, net of cash acquired                                       $      --         $    (269)        $    (457)
       Equipment purchases                                                         (7,907)          (12,741)          (23,450)
       Payment of purchase price due on companies acquired                            (22)               (3)              (75)
       Proceeds from dispositions of property and equipment                            95               488               222
       Buy-out of partnership interest                                               (391)               --                --
       Capital contribution by minority interest                                      225                --                --
       Proceeds from the sale of subsidiaries, net of cash retained by
            purchasers                                                             18,992            12,783            33,897
                                                                                ---------         ---------         ---------

       NET CASH - INVESTING ACTIVITIES                                             10,992               258            10,137
                                                                                ---------         ---------         ---------

FINANCING ACTIVITIES
      Proceeds from long-term debt                                                 19,866            24,351            42,482
      Repayments of long-term debt and
           obligations under capital leases                                       (30,775)          (37,785)          (59,135)
      Purchase of subordinated convertible debentures                                  --            (7,925)          (13,637)
      Redemption of common stock upon sale of subsidiaries                           (251)               --                --
      Repurchase of common stock                                                       --              (103)               --
                                                                                ---------         ---------         ---------

      NET CASH-FINANCING ACTIVITIES                                               (11,160)          (21,462)          (30,290)
                                                                                ---------         ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,353)           (3,366)           (8,283)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                       5,811             9,177            17,460
                                                                                ---------         ---------         ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                                         $   4,458         $   5,811         $   9,177
                                                                                =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid during the years for:
           Interest                                                             $  14,538         $  18,201         $  19,517
                                                                                =========         =========         =========

           Income taxes                                                         $     446         $     547         $   2,961
                                                                                =========         =========         =========

US DIAGNOSTIC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capital leases were $4.1 million, $9.0 million and $9.0 million in 2000, 1999 and 1998, respectively.

During 2000, debt and capital lease obligations decreased by $54.6 million and property and equipment decreased by $36.6 million as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $16.5 million as a result of the sale of imaging centers. The Company used $23.1 million of sale proceeds to repay debt not specifically related to the discontinued operations disposed of.

During 2000, the Company wrote-off net intangibles of $10.0 million and net property and equipment of $349,000 as a result of the closing of non-performing imaging centers.

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

In 1999, goodwill decreased by $2.9 million and investment in unconsolidated subsidiaries increased by the same amount. This was due to conversion of a partnership that was previously being consolidated, into an unconsolidated joint venture.

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

Warrants issued in connection with financing arrangements were valued at $183,000 in 1998.

The Company issued 69,000, 33,600 and 28,800 shares of restricted stock in 2000, 1999 and 1998, respectively.

Information with regard to the Company's acquisitions, all of which are accounted for under the purchase method of accounting, is as follows (in thousands):

                                                                      1999              1998
                                                                    -------           -------
Fair value of non-cash assets acquired, net of liabilities          $  (451)          $ 1,038
Goodwill                                                                720             3,469
Non-cash consideration paid                                              --            (4,050)
                                                                    -------           -------
Cash, net of cash acquired                                          $   269           $   457
                                                                    =======           =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (collectively, the "Company").

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the operation and management of multi-modality diagnostic imaging centers and related medical facilities. The Company owns, operates or manages 41 centers in the United States. The Company provides a variety of medical diagnostic testing and evaluation service procedures including Magnetic Resonance Imaging ("MRI"), Computerized Tomography scanning ("CT"), ultrasound and various radiological services.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses for the years ended December 31, 2000 and 1999 and as of December 31, 2000 had an accumulated deficit of approximately $156.5 million. The Company has prepared a business plan and cash flow projections for the year ending December 31, 2001 which indicates that the Company's cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on the its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). If this default remains uncured for 30 days, the Debenture holders would be entitled to accelerate maturity of the Debentures. Also, the Company does not expect to repurchase Debentures as required as a result of failing to maintain consolidated net worth of at least $18.0 million, and is unable to borrow additional amounts due to non-compliance with certain Debenture Indenture ("Indenture") covenants without triggering an additional default under the Indenture. Furthermore, the Company currently estimates that it will have insufficient cash resources to repay $10.0 million due on the June 30, 2001 maturity of its 6 1/2% Convertible Notes due June 2001 (the "Notes"). In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


MANAGEMENT'S PLANS

Despite efforts to reduce expenses and improve the Company's capital structure and implementation of the Plan of Restructuring, the Company remains highly leveraged. The relatively short maturities of its indebtedness require the Company to devote a significant portion of its cash flow to the amortization of debt. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. In addition, the medical diagnostic imaging industry has been confronted since the mid-1990s with the efforts of private and governmental third-party payors to reduce, or limit increases in reimbursement rates. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans.

On May 9, 2000, the Board of Directors reviewed the exploration of strategic alternatives undertaken to that date, the results of the solicitation conducted by an investment banker, the status of the pending sales, the market conditions prevailing in the Company's industry, including the recent bankruptcies of a number of companies in the Company's industry, and the implied value of the Company's medical imaging diagnostic centers based upon indications of value received and the pending sales. Based upon this information, the Board of Directors determined that a sale of the imaging centers and the adoption of a restructuring plan was in the best interests of the Company's stockholders. As a result, the Company's Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The stockholders approved the sale of the imaging centers and the Plan of Restructuring at the annual stockholders' meeting held on July 21, 2000. Under the Plan of Restructuring, the Company may reinvest in a new business or businesses the net proceeds from the imaging center sales, if any. If the Company is unable to or chooses not to reinvest in a new business, the Plan of Restructuring authorizes the Board to liquidate the Company through distributions to stockholders. The Plan of Restructuring allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

On March 19, 2001, the Company announced that it intends to seek a restructuring of certain obligations and covenants under the Debentures and the Notes. Since that announcement, the Company has determined that it will likely need to restructure its other indebtedness as well. The Company has engaged Imperial Capital, LLC as its investment banker and Greenberg Traurig as its legal counsel to review its strategic alternatives and to advise it regarding a debt restructuring.

Although the Company has successfully sold 32 medical diagnostic imaging centers pursuant to the Plan of Restructuring, the pace of such sales at acceptable prices has not met with expectations. The Company also needs to maintain its corporate infrastructure to operate remaining centers pending sale and collect accounts receivable of sold centers and is required to devote a significant portion of its cash flow to the repayment of the principal and interest of its debt. Based on its current estimates, the Company anticipates that, absent completion of additional center sales or the availability of additional short term liquidity, its current cash and cash generated from operations will be insufficient to meet its anticipated cash needs; however, if its principal repayments can be appropriately restructured, the Company believes that its cash flow will be sufficient to permit it to complete the sale of the remaining centers over time, although there can be no assurance in this regard. The Company did not make an interest payment on the Debentures that was due March 31, 2001. If this default remains

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


uncured for 30 days, the Debenture holders would be entitled to accelerate maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments.

As of September 30, 2000 and December 31, 2000, the Company was not in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company is obligated to conduct an offer to repurchase a portion of the Debentures (a "Deficiency Offer"). Given the Company's current cash resources and pending the Company's efforts to restructure its debt, the Company does not currently expect to conduct the Deficiency Offer in a timely fashion, if at all. Such failure could also constitute a default under the Indenture permitting the acceleration of the maturity of the Debentures. Such an event would also allow other debt holders to accelerate other debt issued by the Company. The Indenture also prohibits the Company from incurring debt unless it meets a required cash flow to debt ratio test and has a consolidated net worth of at least $18.0 million. Because the Company currently meets neither of these tests, it cannot incur additional debt necessary to fund its operations and meet its obligations without triggering an additional default under the Indenture.

Also, as a result of the above described factors, the Company does not currently anticipate that it will have sufficient funds to pay the Notes at their scheduled maturity. Accordingly, the Company will also seek a restructuring of the Notes. A failure to pay the Notes could also allow other holders of the Company's indebtedness, including the Debenture holders, to seek acceleration of the maturity of their indebtedness as well.

Unless the Company can successfully restructure its indebtedness, sell additional imaging centers or otherwise obtain liquidity in the short term, the failure to make the payments described above, the related defaults and potential cross defaults, the lack of working capital and the inability to incur additional debt will have a material adverse effect on the Company's ability to maintain its operations as well as its financial condition. Moreover, if these matters cannot be resolved successfully, the Company would be required to pursue other options which could include seeking a reorganization under the federal bankruptcy laws.

In light of the above described matters and other factors, the Company expects that the net proceeds, if any, from the Plan of Restructuring will be significantly below the originally estimated range of $1.30 - $1.78 per share of common stock. Given the uncertainties described above as well as the other factors, the Company is not currently in a position to provide a revised estimate. Furthermore, the Plan of Restructuring was not completed by the original earliest anticipated date of March 31, 2001.

Based upon the factors and uncertainties discussed above, the Company is currently reviewing its strategic plans with the assistance of its financial and legal advisors, including the formulation of a proposed debt restructuring. Pending this review, the Company currently plans to continue selling imaging centers pursuant to the Plan of Restructuring where appropriate price levels and terms can be obtained and to reduce its overhead as quickly as possible; however, given the current market climate for, and relatively slow pace of imaging center sales, the needed debt restructuring, the need to retain corporate infrastructure to operate imaging centers pending sale and other factors, the Company's strategic review could result in a modification or abandonment of the Plan of Restructuring.

If the debt were successfully restructured and if the Plan of Restructuring were completed successfully, the Company could reinvest the net proceeds to the Company from the imaging center sales, after the

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


payment of liabilities, in a new business or businesses. If the Company is unable, or chooses not, to reinvest any proceeds in a new business or businesses, the Company would liquidate commencing on a date determined by the Board of Directors (the "Liquidation Date").

The Board of Directors does not currently intend to distribute any net proceeds of the imaging center sales to the Company's stockholders, if at all, until after the Liquidation Date. In case of liquidation, the Board of Directors will cause the Company to wind up its affairs, attempt to convert all Company assets into cash or cash equivalents, pay or attempt to adequately provide for the payment of all of the Company's known obligations and liabilities and distribute pro rata in one or more liquidating distributions to or for the benefit of the Company's stockholders, as of the applicable record date(s), all of the Company's assets.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarize the Company's significant accounting policies, some of which apply only to discontinued operations (see Note 3):

CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of US Diagnostic Inc. and its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries. Investments in affiliates which are not majority owned are reported using the equity method. Income recorded under the equity method is included in other income. Significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. The most significant estimates relate to contractual and bad debt allowances on accounts receivable, useful lives of medical equipment, the realizability of long-lived and intangible assets and reserves for litigation contingencies. Future events could alter such estimates in the near term. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to their short-term nature.

PREPAID EXPENSES AND OTHER CURRENT ASSETS - Prepaid expenses and other current assets are comprised of prepaid insurance, restricted cash, and other prepaid items, as well as medical supplies inventory. The inventory is carried at lower of cost or market, using the first-in, first-out method. As of December 31, 2000, the Company has $1.0 million of restricted cash recorded in other current assets of the discontinued operations.

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

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

NET REVENUE - Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services as rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company also has relatively insignificant amounts of revenue comprised of fees charged by the Company for management services for the technical component of procedures performed in certain corporate practice of medicine states provided at non-Company owned imaging facilities. This revenue also includes fees for management, billing and collection, and marketing. Additionally, the Company has relatively insignificant amounts of revenue generated from the sublease of real property and equipment.

Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition In Financial Statements," established the Securities and Exchange Commission's ("SEC") view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its revenue recognition policies conform to SAB No. 101.

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

COMPREHENSIVE INCOME - The components of comprehensive income which are excluded from net income are not significant individually or in the aggregate, and therefore no separate statement of comprehensive income has been presented.

EARNINGS (LOSS) PER SHARE - Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common stock outstanding for the

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive shares, unless the effect of issuance would have an anti-dilutive effect.

STOCK-BASED COMPENSATION PLANS - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The pro forma net earnings (loss) per common stock amounts as if the fair value method had been used are presented in Note 9.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Generally accepted accounting principles requires companies to disclose the fair value of financial instruments. Management believes that the carrying values of its financial instruments approximate their fair values and any differences which may exist between the carrying values and fair values are not significant.

SEGMENT REPORTING - The Company currently has one reporting segment.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires reporting every derivative instrument at its fair value on the balance sheet. This statement also requires recognizing any change in the derivatives' fair values in earnings for the current period unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which amended SFAS No. 133 and deferred the effective date of adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The Company adopted both pronouncements concurrently effective January 1, 2001. The effect of this adoption was immaterial.

RECLASSIFICATIONS - Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

[3] DISCONTINUED OPERATIONS

The Company's sales of its imaging centers pursuant to the Plan of Restructuring, described in Management's Plans above, were not substantially completed by the original earliest anticipated date of March 31, 2001. For financial statement purposes, the assets, liabilities and results of operations (except for cash flows) of the imaging centers have been segregated from those of continuing operations and are presented in the Company's consolidated financial statements as discontinued operations. The accompanying consolidated financial statements for the years ended December 31, 1999 and 1998 have been reclassified to reflect this presentation.

The continuing operations include the applicable components of the balance sheets and results of operations of four cost centers (the corporate headquarters, the billing office, the regional operational center and the MIS department) plus the retained, net estimated realizable value of receivables of the imaging centers that were closed or sold during 2000. The discontinued operations include the assets, liabilities and results of operations of all imaging centers, including, for the period to the date of disposition, those that have been sold or closed during 2000.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


The components of discontinued operations reflected as net assets (liabilities) of discontinued operations in the consolidated balance sheets and the revenues included in discontinued operations in the consolidated statements of operations are as follows:

Balance sheet data:                                               December 31,
                                                           --------------------------
In thousands                                                 2000              1999
                                                           --------         ---------
Accounts receivable, net of allowance for bad
   debts of $9,094 and $7,110 in 2000 and 1999,
   respectively                                            $ 17,877         $  41,366
Other receivables                                             3,191             3,255
Prepaid expenses and other current assets                     3,065             9,483
Property and equipment (see detail below)                    38,698            80,980
Intangible assets (see detail below)                         38,438            68,797
Investments in and advances to unconsolidated
   subsidiaries (see detail below)                            3,125             4,476
Accounts payable                                             (7,525)          (17,229)
Accrued expenses                                             (9,294)          (12,168)
Other current liabilities                                    (5,094)           (5,716)
Purchase price on companies acquired                           (271)             (294)
Subordinated convertible debentures (see detail
   below)                                                   (21,843)          (21,750)
Debt (see detail below)                                     (62,330)         (113,533)
Obligations under capital leases (see detail below)          (7,834)          (17,371)
Minority interest                                            (3,502)           (2,815)
                                                           --------         ---------

   Net assets (liabilities) of discontinued
      operations                                           $(13,299)        $  17,481
                                                           ========         =========


Statement of operations data:                                         Year Ended December 31,
                                                              ---------------------------------------
In thousands                                                    2000           1999            1998
                                                              --------       --------        --------
Net revenue                                                   $127,902       $155,602        $195,735
                                                              ========       ========        ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS

A summary of property and equipment of discontinued operations at December 31, is as follows:

In thousands

                                                                                             Estimated
                                                          2000              1999            Useful Life
                                                       ---------         ----------        ------------
Land                                                    $  1,844         $   1,868                  --
Buildings                                                  3,014             4,581            40 Years
Medical equipment                                         46,128            89,442             7 Years
Furniture and fixtures                                     1,064             2,027          7-10 Years
Office, data processing equipment and software             5,470             7,479          3-10 Years
Vehicles                                                     137               572             3 Years
Leasehold improvements                                     6,593            18,553            10 Years
                                                        --------         ---------
  Total                                                   64,250           124,522

Less:  accumulated depreciation and amortization         (25,552)          (43,542)
                                                        --------         ---------

    Property and equipment, net                         $ 38,698         $  80,980
                                                        ========         =========


Included in property and equipment of discontinued operations is equipment under capital leases amounting to $13.9 million and $37.6 million at December 31, 2000 and 1999, respectively. Accumulated depreciation for equipment under capital leases of discontinued operations was $5.7 million and $15.0 million as of December 31, 2000 and 1999, respectively.

Depreciation expense of discontinued operations amounted to $14.2 million, $17.5 million and $19.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, of which $2.1 million, $3.8 million and $4.5 million was attributed to equipment under capital leases, respectively.

During the year ended December 31, 2000, property and equipment (net of accumulated depreciation) decreased by $36.9 million in connection with the disposition of discontinued operations.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

A summary of intangible assets of discontinued operations at December 31, is as follows:

In thousands

                                                                                             Estimated
                                                          2000              1999            Useful Life
                                                       ---------         ----------         -----------
Goodwill                                                $ 45,078         $  78,247            20 Years
Covenants not to compete                                   2,551             3,192          5-10 Years
Customer lists                                             2,540             3,189            15 Years
Other intangibles                                            124               177           3-5 Years
                                                        --------         ---------

Total                                                     50,293            84,805

Less: accumulated amortization                           (11,855)          (16,008)
                                                        --------         ---------

         Intangible assets, net                         $ 38,438         $  68,797
                                                        ========         =========

Goodwill of discontinued operations consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the year ended December 31, 2000, intangible assets (net of accumulated amortization) decreased by $26.5 million in connection with the disposition of discontinued operations.

INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES OF DISCONTINUED OPERATIONS

On December 31, 1998, the Company sold its interest in Diversified Therapy Corporation ("DTC"), a previously unconsolidated investment, for a nominal amount which included a note receivable for $250,000, and a common stock purchase warrant for 416,662 shares of DTC.

Effective April 1, 1998, the Company purchased from Phycor of Jacksonville, Inc. ("Phycor") certain accounts receivable owned by Phycor as well as Phycor's 50% interest in Diagnostic Equity Partners ("DEP"), a joint venture between the Company and Phycor. The Company's interest in DEP had previously been accounted for under the equity method of accounting. As a result of the purchase, DEP was dissolved, and the assets and liabilities of DEP have been recorded by the Company. For the three months ended March 31, 1998, DEP had total revenues of $3.0 million, total expenses of $3.3 million and a net loss of $320,000.

The following is a combined financial summary of all unconsolidated subsidiaries (other than DEP discussed above), which the Company is accounting for under the equity method. On July 31, 2000, one of the partnerships was terminated and only conducts business necessary to wind down the partnership's affairs. Effective May 2000, another partnership stopped conducting business as an imaging center, and instead rented its facility to one of the limited partners. As a result, the partnership is only receiving rental income. On December 17, 1998, one of the partnership entities was dissolved and the operations were terminated. In 1998, the Company opened a center in the same city that provides similar as well as expanded services. The Company's combined investments in and advances to these entities were $3.1 million and $4.5 million as of December 31, 2000 and 1999, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


In thousands, as of December 31:

                                                                  2000              1999
                                                                 -------          -------
Current Assets                                                   $ 2,516          $ 5,105
Non-Current Assets                                                 1,315            3,297
                                                                 -------          -------
     Total Assets                                                $ 3,831          $ 8,402
                                                                 =======          =======


Current Liabilities                                             $    966          $ 1,725
Non-Current Liabilities                                              696            2,175
Partnership Capital                                                2,169            4,502
                                                                 -------          -------
     Total Liabilities and Capital                               $ 3,831          $ 8,402
                                                                 =======          =======


                                                                  2000              1999           1998
                                                                --------         --------        --------
Results of Operations
     Net Revenue                                                $ 12,020         $ 12,798        $ 12,571
     Expenses                                                      7,307            6,771           7,345
                                                                --------         --------        --------
Net Income                                                      $  4,713         $  6,027        $  5,226
                                                                ========         ========        ========

During July 1999, the Company contributed certain assets of a wholly-owned subsidiary to a 50% owned joint venture, Jefferson Magnetic Resonance Imaging, LLC. The goodwill related to these assets was recorded as investment in unconsolidated subsidiaries of discontinued operations. Equity in the net income of the subsidiary, which has been reduced by the amortization of goodwill, is included in discontinued operations in the accompanying consolidated statements of operations. Goodwill is being amortized using the straight-line method over seven years, the term of the joint venture agreement. Amortization expense of $419,000 and $192,000 was recorded in 2000 and 1999, respectively.

The reconciliation of the investments in and advances to unconsolidated subsidiaries at December 31, in thousands, is as follows:

                                                                   2000             1999
                                                                 -------          -------
Equity Interest at Respective Ownership Percentages              $   673          $ 1,491
Advances to Unconsolidated Subsidiaries                              130              244
Unamortized Goodwill                                               2,322            2,741
                                                                 -------          -------
      Carrying Value                                             $ 3,125          $ 4,476
                                                                 =======          =======


SUBORDINATED CONVERTIBLE DEBENTURES OF DISCONTINUED OPERATIONS

In 1996, the Company consummated a $57.5 million offering of 9% Debentures due in 2003. Interest is payable semi-annually in March and September. Holders of the Debentures are entitled to convert 100% of the principal amount into common stock of the Company at a conversion price of $9.00 per share. The conversion price is subject to adjustment under certain circumstances as described in the Indenture. The Company was not permitted to redeem the Debentures, in whole or in part, at any time prior to March 31, 1999. Thereafter, the Debentures are redeemable at certain redemption prices as set forth in the Indenture. In the event of a "change of control" as defined in the Indenture, the Company must offer to

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


repurchase each holder's Debenture at a purchase price equal to 100% of the principal amount, plus accrued interest.

In December 1998, the Company repurchased and retired approximately $22.9 million of its Debentures in the open market. The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998 (the "Repurchase Facility"), see Debt of Discontinued Operations under Note 3. The Debentures were purchased at a total price of $15.9 million, consisting of $13.6 million paid directly to the Debenture holders, $409,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $1.9 million paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVIPC. This equity participation was paid to DVIPC in lieu of normal and customary investment banking fees and amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain after taxes of $5.3 million in the accompanying consolidated statements of operations (see Extraordinary Item of Discontinued Operations under Note 3). The loan origination fees and the equity participation amount aggregating $2.3 million were capitalized to other assets of discontinued operations in the accompanying balance sheet data and were amortized over the original life of the related indebtedness.

In January 1999, the Company purchased and retired additional Debentures aggregating $12.5 million, financed from borrowings under the Repurchase Facility. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVIPC, as equity participation for services rendered by DVIPC as described above. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain of $2.6 million (net of related costs and income taxes) - see Extraordinary Item of Discontinued Operations under Note 3. At both December 31, 2000 and 1999, the balance outstanding under the Debentures was $21.8 million.

Warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued in 1996 to the underwriter of the offering of the Debentures. The estimated fair value of the warrants at the date of the offering was $1.7 million. This amount is being amortized to interest expense over the term of the related Debentures. In December 1998 and January 1999, $405,000 and $214,000, respectively, of the proportionate share of the unamortized balances, were written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Extraordinary Item of Discontinued Operations under Note 3). The unamortized balance at December 31, 2000 and 1999 is $200,000 and $293,000, respectively, and is offset against debt of discontinued operations in the accompanying balance sheet data.

Debenture issuance costs of $3.5 million are being amortized as interest expense over the term of the related Debentures. In December 1998 and January 1999, $831,000 and $455,000, respectively, of the proportionate share of the unamortized balances, were written off as an offset to extraordinary gain in

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Extraordinary Item of Discontinued Operations under Note
3). The unamortized balance at December 31, 2000 and 1999 is $392,000 and $592,000, respectively, and is included in other assets of discontinued operations in the accompanying balance sheet data.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18.0 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18.0 million, the Company must offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued, or such lesser amount as may be outstanding at the time of the deficiency (a "Deficiency Offer"). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company and its subsidiaries may generally incur debt if the ratio of debt to operating cash flow, as defined, of the Company and its subsidiaries after giving pro forma effect to such debt is 6.5 to 1 or less and if the consolidated net worth level is maintained.

As of September 30, 2000 and December 31, 2000, the Company was not in compliance with the Indenture's consolidated net worth covenant; as a result, the Company is obligated to conduct a Deficiency Offer. Given the Company's current cash resources and pending the Company's efforts to restructure its debt (see Note 1, "Management's Plans"), the Company does not currently expect to conduct the Deficiency Offer in a timely fashion, if at all. Such failure could constitute a default under the Indenture permitting the acceleration of maturity of the Debentures. Such an event would also give rise to the acceleration of other debt issued by the Company and could have a material adverse effect on the Company's financial condition and ability to execute the Plan of Restructuring. In addition, as of December 31, 2000, the Company's debt to operating cash flow ratio was insufficient under the debt incurrence test thereby limiting its ability to incur additional debt. As part of its debt restructuring, the Company intends to seek a modification of certain provisions of the Debentures, including the obligation to effect the Deficiency Offer, the consolidated net worth covenant and the covenant that limits the Company's ability to borrow. See
Note 1, "Management's Plans" for further detail.

The Indenture also prohibits the Company from paying any dividends on common stock. In addition, the Indenture requires that the Company and its subsidiaries engage solely in the acquisition, operation and management of multi-modality diagnostic imaging centers and other medical service facilities. Finally, the Indenture contains several covenants which might give the Debenture holders the rights to assert a default as a result of the Plan of Restructuring.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


DEBT OF DISCONTINUED OPERATIONS

Debt of discontinued operations includes debt that has a stated maturity of longer than one year. Because the Company intends to repay its indebtedness within the next year from the proceeds of imaging center sales, the entire balance has been classified as current as a component of discontinued operations. The description and maturity schedules of debt of discontinued operations are presented using the instruments' stated maturities.

Debt at December 31 consists of the following (see Subordinated Convertible Debentures of Discontinued Operations under Note 3):

In thousands

                                                                                2000            1999
                                                                              --------        --------
Revolving credit loan, up to $35.0 million maximum, interest at prime plus 2% (11.5% at December 31, 2000), due April 2002
   Collateralized by accounts receivable.                                     $ 11,132        $ 14,807

Acquisition and equipment line of credit, up to $25.0 million maximum, interest from 10% to 11%, due in monthly installments
   through June 2002.  Collateralized by equipment.                              3,098           5,718

10% to 11% term loans to lending institution, up to $15.0 million
   maximum, due through October 2002.  Collateralized by equipment.              6,197           9,317

Unsecured loan, up to $25.0 million maximum, interest at 10.75%,
   due May 2002.                                                                 4,476          21,934

6 1/2% convertible note, discounted to yield 9%, due in June 2001.               9,906           9,727

6% convertible notes.                                                               --              10

6% to 13% notes payable to lending institutions, due in monthly installments through April 2012.  Collateralized by property and
   medical equipment.                                                           24,784          44,524

5% to 11% notes payable related to acquisitions, due in monthly installments through April 2004.  Collateralized by
   substantially all of the assets of the companies acquired.                    2,737           7,496
                                                                              --------        --------

Total                                                                         $ 62,330        $113,533
                                                                              ========        ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


At December 31, 2000, aggregate maturities of debt, not including the Debentures (see Subordinated Convertible Debentures of Discontinued Operations under Note
3), were as follows:

In thousands

2001                                                 $ 28,866
2002                                                   24,253
2003                                                    3,261
2004                                                    1,845
2005                                                      953
Thereafter                                              3,152
                                                     --------
Total                                                $ 62,330
                                                     ========


The Company has a financing agreement with DVI Business Credit Corporation ("DVIBC") and DVIFS that provides two credit facilities aggregating $60.0 million. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of at least $5.0 million in cash during all reporting periods. The first facility, which has a limit of $35.0 million, is a revolving credit loan from DVIBC secured by accounts receivable and is due on April 1, 2002, and bears interest, payable monthly, at prime plus two percent (11.5% at December 31, 2000). The second facility of $25.0 million is an acquisition and equipment line of credit from DVIFS and is collateralized by equipment. Advance of funds under the acquisition and equipment line of credit is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. Each advance under the acquisition and equipment line of credit is repayable in 60 monthly installments with interest from 10% to 11% per annum. As discussed in Note 2, the Company has recorded $1.0 million of restricted cash in other current assets of the discontinued operations as of December 31, 2000. On March 26, 2001, the Company obtained a Letter of Acceptance from DVIFS that such reclassification will not qualify as an event of default so long as when the $1.0 million is aggregated with the reported consolidated cash ($4.5 million as of December 31, 2000), the total equals to or exceeds $5.0 million. During March 2001, the Company sold its interest in two imaging centers as part of a litigation settlement; as a result, the restricted cash was released from the escrow account. See Subsequent Events of Discontinued Operations under Note 3 for further detail on the settlement.

On September 29, 1997, the Company and its wholly-owned subsidiary, Medical Diagnostics, Inc. ("MDI"), entered into a series of Loan and Security Agreements with DVIFS pursuant to which DVIFS agreed to provide term loans to MDI, in the aggregate not to exceed $15.0 million, the repayment of which was guaranteed by the Company and secured by all of the outstanding shares of MDI and by liens on equipment of MDI, principally consisting of MRI machines and computer equipment. Each advance under the term loans is repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7.5 million borrowed and 11% per annum as to any additional amounts borrowed. In May 1998, the Company sold MDI. The Company has retained all of the outstanding borrowings under the loan, which amounted to $6.2 million and $9.3 million at December 31,

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2000 and 1999, respectively, and DVIFS released the liens it had on MDI's equipment and on the Company's ownership in MDI common stock.

In connection with the debt facilities described above, the Company issued to DVIFS two warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such common stock on the date the warrants were issued. The estimated fair value of the warrants was $1.4 million as of the date of issuance. This amount was being amortized to interest expense over the term of the related indebtedness. The unamortized balance at December 31, 1999 was $88,000, and is offset against debt of discontinued operations in the accompanying balance sheet data. This amount has been fully amortized in 2000. As discussed below, in December 1998, both of the warrants were canceled and a new warrant was issued to DVIFS in connection with additional financing from DVIFS.

The Company has an unsecured loan agreement with DVIFS that was used to finance the purchase of the Company's Debentures on the open market (see Subordinated Convertible Debentures of Discontinued Operations under Note 3), with interest payable monthly at 10.75% and currently maturing on May 1, 2002. Borrowings outstanding were $4.5 million and $21.9 million at December 31, 2000 and 1999, respectively. The Company paid DVIFS an origination fee of 3% on amounts borrowed, as well as an equity participation fee to DVIPC, equal to a percentage of the profit realized by the Company from the purchase of the Debentures as more fully described in Subordinated Convertible Debentures of Discontinued Operations under Note 3. The total unamortized portion of such origination fees and equity participation aggregated $1.1 million as of December 31, 1999. Such fees have been fully amortized in 2000. In connection with the loan, the Company canceled two warrants issued to DVIFS to purchase an aggregate of 250,000 shares of common stock of the Company (see discussion of such warrants above) and issued a new warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $.938 per share, which was the fair market value of a share of such common stock on the date the warrant was issued. The new warrant expires on September 30, 2005. The estimated fair value of the new warrant was $184,000 as of the date of issuance, and was being amortized to interest expense over the original life of the related indebtedness. The unamortized balance at December 31, 1999 was $54,000, and is offset against debt of discontinued operations in the accompanying balance sheet data. This amount has been fully amortized in 2000.

The 6 1/2% Convertible Note (the "Note") was originally issued to HEICO Corporation ("HEICO") in 1996, and subsequently modified on September 10, 1997, as partial consideration for the Company's acquisition of all of the outstanding stock of MediTek Health Corporation from HEICO. The Note matures on June 30, 2001, and is convertible into the Company's common stock at $8.50 per share for an aggregate of 1,176,472 shares. The Note may be prepaid by the Company, at its $10.0 million face value, upon 60 days written notice. The Company intends to seek a restructuring of certain of its debt obligations and covenants including the Note above which is due June 2001. See Note 1, "Management's Plans" for further detail.

On September 16, 1997, HEICO sold the Note to Forum Capital Markets L.P. ("Forum") and, also on September 16, 1997, Forum resold the Note to 18 individual parties in various amounts totaling $10.0 million, resulting in the Company re-issuing separate Notes to each of the purchasers for their respective amounts. Each individual Note contains the same terms and conditions as the amended Note that HEICO sold to Forum. In November, 1997, the Company listed a global note for trading on the PORTAL

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Market; and the Company has given holders that qualify as Qualified Institutional Buyers (as defined under Rule 144A of the Securities Act of 1933) the opportunity to exchange their Notes for an interest in a global note to be held by the Depository Trust Company in accordance with its book entry system.

The 6% convertible notes were convertible into shares of common stock at an average conversion price of $6.50 per share. These notes were paid off in 2000.

The 6% to 13% notes payable to lending institutions represent several different notes payable, and are collateralized by property and medical equipment.

The 5% to 11% notes payable relate to acquisitions from 1996 and earlier and are collateralized by substantially all of the assets of the companies acquired to which they relate.

The Company borrowed $12.3 million from DVIFS and DVIBC from February to July 2000 in order to meet the Company's normal expenses. Approximately $7.8 million of such borrowings were collateralized by existing medical equipment (these borrowings are included in the 6% to 13% notes payable to lending institutions category above), and the balance was borrowed on the DVIBC revolving credit loan (this borrowing is included in the $35.0 million revolving credit loan above). As of December 31, 2000, the Company has repaid $3.5 million of the collateralized portion. The Company has repaid $8.1 million of the revolving credit loan including $5.0 million from the proceeds of the disposition of discontinued operations as of December 31, 2000. The Company has also repaid $18.1 million on its unsecured credit facility from DVIFS from the proceeds of the disposition of discontinued operations from May through December 2000.

During the year ended December 31, 2000, debt decreased by $46.0 million in connection with the disposition of discontinued operations.

OBLIGATIONS UNDER CAPITAL LEASES OF DISCONTINUED OPERATIONS

Obligations under capital leases of discontinued operations are stated on the accompanying balance sheet data at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 8.3% and 12.8%.

Future minimum lease payments under capital leases of discontinued operations, together with the present value of minimum lease payments subsequent to December 31, 2000, are as follows:

In thousands

                Date                                              Amount
                ----                                             --------
                2001                                             $ 3,256
                2002                                               2,376
                2003                                               1,549
                2004                                               1,713
                2005                                                 444
                Thereafter                                            --
                                                                 -------
                Total                                              9,338

                Less:  amount representing interest               (1,504)
                                                                 -------
                Total                                            $ 7,834
                                                                 =======

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


During the year ended December 31, 2000, obligations under capital leases decreased by $8.6 million in connection with the disposition of discontinued operations.

INCOME TAXES OF DISCONTINUED OPERATIONS

The income (loss) from discontinued operations and the net gain(loss) on disposition of discontinued operations is net of the following income tax amounts:

In thousands                                                          Year Ended December 31,
                                                             ----------------------------------------
                                                               2000             1999            1998
                                                             --------          ------          ------
Income tax provision (benefit) applicable to:

Income (loss) from discontinued operations                   $ (1,004)         $  183          $  245

Net gain (loss) on disposition of discontinued
   operations                                                     589              --           2,358
                                                             --------          ------          ------
     Total income tax provision (benefit)                    $   (415)         $  183          $2,603
                                                             ========          ======          ======

All tax provisions (benefits) relate to state income taxes.

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:

                                                          2000          1999          1998
                                                          ----          ----          ----
Federal tax rate                                           (34)%          34%           34%
Impairment of non-deductible intangible assets              --            --             4
Non-deductible amortization of intangible assets             6            62             5
Increase (decrease) in valuation allowance                 (23)          322           (34)
State taxes, net of federal benefit                         (2)            9            15
Sale of subsidiaries                                        50          (440)           (4)
Meals and entertainment                                     --             6             1
Debenture gain                                              --             5             1
Other                                                       --            15             1
                                                          ----          ----          ----
Effective tax rate                                          (3)%          13%           23%
                                                          ====          ====          ====

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

In thousands                                                 2000             1999
                                                           --------         --------
Deferred tax assets:
    Allowance for bad debts                                $  2,736         $  2,214
    Other allowances and reserves                             2,944            2,757
    Basis differences of intangible assets                    6,009            8,976
    Asset impairment                                             24               24
    Capital loss carryforward                                    --            7,714

Deferred tax liabilities:
    Equipment basis differences                              (3,400)          (6,958)
    Other                                                       (21)          (1,772)

Valuation allowance                                          (8,292)         (12,955)
                                                           --------         --------
Net deferred income tax asset                              $     --         $     --
                                                           ========         ========

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Management provided a valuation allowance for the net deferred tax asset for which it is more likely than not that a tax benefit will not be realized. During 2000, the valuation allowance decreased $4.6 million primarily due to decrease in the capital loss carryforwards from $7.7 million to zero.

COMMITMENTS OF DISCONTINUED OPERATIONS

The Company and its subsidiaries have non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

Contractual commitment for minimum future rental payments related to discontinued operations, for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are as follows:

                In thousands

                Date                               Amount
                ----                              --------
                2001                              $  4,462
                2002                                 3,284
                2003                                 2,921
                2004                                 2,461
                2005                                 1,592
                Thereafter                           3,835
                                                  --------
                Total                             $ 18,555
                                                  ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Rent expense for the years ended December 31, 2000, 1999 and 1998, under various operating leases, as related to discontinued operations, amounted to $17.5 million, $21.5 million and $20.6 million, respectively.

The Company has comprehensive maintenance contracts with its equipment vendors for its MRI, CT and other diagnostic medical equipment. The terms of these contracts are between one and five years, but may be canceled by the Company under certain circumstances. Such non-cancelable service contracts are included in the minimum future rental payments schedule above. As of December 31, 2000, the Company has no purchase commitments for capital expenditures and approximately $2.3 million of commitments to enter into for operating leases which it either already has, or expects to have, financing available to meet such commitments.

Each of the Company's imaging centers has agreements with radiologists as independent contractors under long-term agreements to provide all radiology services to the imaging centers. Radiologist compensation ranges primarily between 12% and 20% of net collections attributable to radiology services performed by the radiologist.

SOLD/CLOSED IMAGING CENTERS OF DISCONTINUED OPERATIONS

Pursuant to the Plan of Restructuring, the Company sold a total of 32 imaging centers between May 2000 and March 31, 2001, however, the sales of the remaining imaging centers were not substantially completed by the original earliest anticipated date of March 31, 2001. In addition, the Company closed 10 imaging centers that were non-performing during 2000.

During 1998 and 1999, the Company had sold several centers that were either considered non-core assets to the Company's business or were in unattractive markets.

The following is a summary of the gains and/or losses recognized on such sales for the periods ending December 31, as well as the losses on the closing of non-performing imaging centers:

             In thousands

                                                                    2000             1999            1998
                                                                  --------         --------        --------
          Net gains on sold imaging centers                       $ 14,609         $  2,306        $  4,676
          Losses on closed imaging centers                         (10,713)              --              --
                                                                  --------         --------        --------
             Net gain on disposition of discontinued
                operations                                           3,896            2,306           4,676
          Less:
          Minority interest in gain on sale of a
             subsidiary                                              5,183               --              --
          Income tax provision                                         589               --           2,358
                                                                  --------         --------        --------
          Net gain (loss) on disposition of discontinued
             operations, net of income taxes                      $ (1,876)        $  2,306        $  2,318
                                                                  ========         ========        ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


ASSET IMPAIRMENT LOSSES OF DISCONTINUED OPERATIONS

As stated in Note 2, the Company recognizes impairment losses on long-lived assets (property and equipment and intangible assets) based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Based upon the Company's evaluation, no impairment losses were recorded in 1999 and $680,000 was recorded in 1998. Such amount for 1998 is included in discontinued operations in the consolidated statements of operations.

EXTRAORDINARY ITEM OF DISCONTINUED OPERATIONS

The Company repurchased approximately $12.5 and $22.9 million, aggregate principal amount of its Debentures in the open market during 1999 and 1998, respectively, for amounts less than the recorded amounts (see Subordinated Convertible Debentures of Discontinued Operations under Note 3). The Company financed the purchase of the Debentures from borrowings under a $25.0 million loan agreement entered into with DVIFS in December 1998 (see Debt of Discontinued Operations under Note 3). The transaction resulted in an extraordinary gain, after taxes, in 1999 and 1998 of approximately $2.6 million and $5.3 million, respectively.

SUBSEQUENT EVENTS OF DISCONTINUED OPERATIONS

On January 2, 2001, the Company sold the assets of three imaging centers to Comprehensive Diagnostic Imaging, Inc. and Comprehensive Medical Imaging, Inc. (collectively referred to as "CMI"). CMI had previously purchased 13 imaging centers from the Company in August and September 2000. The sales price was $13.9 million, consisting of $11.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $2.7 million. As a result of the sale, the Company has also repaid $1.2 million on its revolving credit loan from DVIBC from the proceeds of this sale.

On January 18, 2001, the Company sold its partnership interest in an imaging center with an effective date of January 1, 2001. The sales price was $350,000 in cash.

On March 5, 2001, the Company sold its assets in an imaging center. The sales price was $2.0 million, consisting of $1.1 million cash. As a result of the sale, the Company has also repaid $900,000 on a loan with DVIFS.

On January 19, 2001, the Company entered into an agreement concerning the sale of its 80% interest in two imaging centers in Louisiana, with an effective date of January 1, 2001. The consideration was $2.2 million in cash and the surrender of 100,000 shares of the Company's common stock. The conditions of the agreement were fully satisfied in March 2001.

The Company realized an overall net gain from the above sales of its imaging centers and imaging center assets.

On January 29, 2001, the Company settled a matter in which it was plaintiff. Net of attorney's fees and other costs, the Company received $2.4 million.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[4] PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, is as follows:

In thousands

                                                                                            Estimated
                                                           2000              1999          Useful Life
                                                        ---------         ---------        -----------
Furniture and fixtures                                  $   1,208         $   1,028          4-7 Years
Office, data processing equipment and software              3,894             3,579          5-7 Years
Leasehold improvements                                        160               160         5-10 Years
                                                        ---------         ---------

   Total                                                    5,262             4,767

Less:  accumulated depreciation
   and amortization                                        (2,679)           (1,859)
                                                        ---------         ---------

Property and equipment, net                             $   2,583         $   2,908
                                                        =========         =========

Included in property and equipment is equipment under capital leases amounting to $1.2 million and $1.6 million at December 31, 2000 and 1999, respectively. Accumulated depreciation for equipment under capital leases was $379,000 and $339,000 as of December 31, 2000 and 1999, respectively.

Depreciation expense amounted to $1.0 million, $778,000 and $632,000 for the years ended December 31, 2000, 1999 and 1998, respectively, of which $260,000, $183,000 and $114,000 was attributable to the equipment under capital leases, respectively.

[5] LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

In thousands

                                                                                        2000            1999
                                                                                       -----           -----
8.7% to 11% notes payable to lending institutions, due in monthly installments through February 2004. Collateralized by property and
   medical equipment.                                                                  $ 181           $ 145
Less: current portion                                                                    (56)            (30)
                                                                                       -----           -----
Long-term debt                                                                         $ 125           $ 115
                                                                                       =====           =====

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


At December 31, 2000, aggregate maturities of long-term debt, were as follows:

In thousands

2001                                                      $   56
2002                                                          65
2003                                                          55
2004                                                           5
2005                                                          --
Thereafter                                                    --
                                                          ------
Total                                                     $  181
                                                          ======


[6] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the accompanying consolidated balance sheets at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 8.7% and 12.5%.

Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 2000, are as follows:

In thousands

                   Date                                                      Amount
                   ----                                                      ------
                   2001                                                      $ 352
                   2002                                                        256
                   2003                                                        194
                   2004                                                         99
                   2005                                                         --
                   Thereafter                                                   --
                                                                             -----
                   Total                                                       901

                   Less:  amount representing interest                        (145)
                                                                             -----
                   Total                                                       756

                   Less:  current portion                                     (277)
                                                                             -----

                   Long-term portion                                         $ 479
                                                                             =====

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[7] INCOME TAXES

The benefit for income taxes of continuing operations shown in the consolidated statements of operations consists of the following:

In thousands                                              2000           1999            1998
                                                        -------        -------         -------
Current
    Federal                                             $    --        $(1,332)        $(3,288)
    State                                                    --             --              --
                                                        -------        -------         -------
Total                                                   $    --        $(1,332)        $(3,288)
                                                        =======        =======         =======

There are no deferred income taxes for any of the years presented in the consolidated statements of operations.

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:

                                                          2000             1999             1998
                                                        --------         --------         --------
Federal tax rate                                             (34)%            (34)%            (34)%
Increase in valuation allowance                               34               24                8
                                                        --------         --------         --------
Effective tax rate                                            --%             (10)%            (26)%
                                                        ========         ========         ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


For the years ended December 31, 1999 and 1998, the extraordinary gains of $3.9 million and $8.0 million are shown net of $1.3 million and $2.7 million in income taxes, respectively.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

In thousands

CURRENT                                                      2000             1999
                                                           --------         --------
Deferred tax assets:
    Allowance for bad debts                                $  2,039         $     --
    Other allowances and reserves                               281              143

Valuation allowance                                          (2,320)            (143)
                                                           --------         --------

Net current deferred tax asset                                   --               --
                                                           --------         --------

NON-CURRENT

Deferred tax assets:
     Net operating losses                                    20,846           20,012
     Compensatory options                                        --              615

Deferred tax liabilities:
    Equipment basis differences                                (812)            (388)

Valuation allowance                                         (20,034)         (20,239)
                                                           --------         --------

Net non-current deferred tax liability                           --               --
                                                           --------         --------

Net deferred income tax asset                              $     --         $     --
                                                           ========         ========

The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Management provided a valuation allowance for the net deferred tax asset for which it is more likely than not that a tax benefit will not be realized. During 2000, the valuation allowance increased $1.5 million primarily due to increases in deferred tax assets arising from allowance for bad debts of $2.0 million.

The Company has tax operating loss carryforwards of approximately $61.3 million expiring through the year 2015. Approximately $20.8 million of the operating loss carryforwards relate to acquired entities. The utilization of the acquired loss carryforwards is limited to approximately $2.2 million per year.

[8] CAPITAL TRANSACTIONS

In connection with the Company's initial public offering in 1994, all of the Company's stockholders at that time entered into an escrow agreement pursuant to which they placed into escrow 1,163,853 shares

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(the "IPO Escrow Shares") of the Company's common stock owned by them. Because the Company did not meet specified minimum income goals, all of the IPO Escrow Shares were canceled in early 1997. During 1997, earnings targets were achieved for certain companies, and 720,785 of such shares were released from escrow. Additionally, 79,135 shares were issued during 1997 related to such earnings targets for one of its acquisitions. As of December 31, 1997, 271,000 shares remained in escrow, pending achievement of specified earnings. During 1998, the earnings target was met and the remaining 271,000 shares were released from escrow. As of December 31, 1998, there were no shares held in escrow and there has been no activities since then.

In connection with a certain 1996 acquisition, the Company guaranteed to repurchase 206,000 shares of the Company's common stock issued to the seller if certain conditions were met. The conditions were met and in June, 1998 the 206,000 shares were returned to the Company and retired.

In August 1999, the Board of Directors approved the repurchase of up to 10% of the Company's outstanding common stock from time to time on the open market. In October 1999, 105,000 shares were purchased and retired by the Company. No further shares have been repurchased as of the date herein.

On August 14, 2000, the Company sold the assets of four of its imaging centers to a Company controlled by Alan A.Winakor, a former executive vice president of the Company who resigned as part of this transaction. The sales price was $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.3 million. Mr. Winakor surrendered 297,628 shares of the Company's common stock as part of this transaction.

See Note 9 regarding activity under the Company's stock option plans and warrants issued by the Company.

At December 31, 2000, the Company had 22,412,405 shares of common stock issued and outstanding.

A summary of shares of common stock reserved for potential future issuance as of December 31, 2000, is as follows (in thousands of shares):

Subordinated convertible debentures                                      2,449
Stock option plans                                                       1,520
Underwriter options and warrants                                           320
$10.0 million convertible note                                           1,176
Warrants issued to lender                                                  250
1996 restricted stock grants not yet issued                                 97
                                                                        ------

Total                                                                    5,812
                                                                        ======

[9] STOCK OPTION PLANS AND WARRANTS

At December 31, 2000, the Company has two stock-based compensation plans. In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has accounted for all stock-based compensation grants issued to non-employees subsequent to December 15, 1995 as provided for by SFAS No. 123. The Company has elected to continue to account for its stock-based compensation grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". However, in accordance with SFAS No. 123, the pro

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


forma effect of the issuance of such options is set forth below. The fair value of each option granted subsequent to December 15, 1995 to non-employees and employees has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 4.3% to 5.5% for 1998, 5.9% for 1999, and none for 2000 (no options were granted in 2000); dividend yield of zero percent for all years; expected lives ranging from 2 to 5 years for 1998, 1 to 5 years for 1999 and 1 to 4 years for 2000; and volatility of 87% for 1998, 90% for 1999 and 99% for 2000. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $1.2 million in 1998, $573,000 in 1999 and $295,000 in 2000, respectively.

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with SFAS No. 123 using the option pricing model assumptions described above.


In thousands, except per share data

                                                               2000                1999            1998
                                                               ----                ----            ----
Net income (loss)
         As reported                                         $(32,567)           $(8,195)         $4,799
         Pro forma                                           $(32,753)           $(8,305)         $2,893
Basic and diluted earnings (loss) per share
         As reported                                         $  (1.44)           $  (.36)         $ 0.21
         Pro forma                                           $  (1.45)           $  (.36)         $ 0.13

The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the issuance of incentive stock options and non-qualified stock options. Under the terms of the 1993 Plan, a maximum of 200,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder. The 1993 Plan provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1993 Plan, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. Incentive stock options may be granted only to employees of the Company, while non-qualified stock options may be granted to the Company's employees, officers, directors, consultants and advisors. The exercise price of incentive stock options may not be less than the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed 10 years; however, with respect to incentive stock options granted to holders of more than 10% of the Company's common stock, the exercise price may not be less than 110% of the fair market value of the Company's common stock on the date of grant and the term of these options may not exceed five years. The 1993 Plan has had no options available for new grants since December 31, 1998.

The Company's 1995 Long-Term Incentive Plan (the "1995 LTIP") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 LTIP also provides for awards of restricted stock. Under the terms of the 1995 LTIP, as amended, a maximum of 4,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of common stock are available for restricted stock awards. The 1995 LTIP provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 LTIP, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 LTIP provides that the total number of shares of common stock that may be subject to stock options or restricted stock awards granted to any person in

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


any calendar year may not exceed 25% of the maximum number of shares that may be issued and sold under the 1995 LTIP. The Company has a policy pursuant to which non-employee directors shall receive an option to purchase shares of common stock under the 1995 LTIP on the date that such director first becomes a director. In August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each of the then non-employee directors of 100,000 options to purchase the Company's common stock. The options granted to the then current non-employee directors were granted at a price equal to $.906 per share, the closing price of the Company's stock on August 27, 1999. The options vested immediately and have a five year term.

A summary of the status of the Company's two stock option plans at December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                      2000                   1999                   1998
                                              --------------------   --------------------    ------------------
                                                         Weighted-              Weighted-             Weighted-
                                                          Average                Average               Average
                                              Shares     Exercise     Shares    Exercise     Shares   Exercise
                                               (000)       Price      (000)       Price       (000)     Price
                                              ------     ---------   -------    ---------    ------   ---------
Outstanding at beginning of year               2,274      $ 2.61       3,556     $ 4.42       3,171     $ 7.97

Granted                                           --          --         400        .91       2,410       1.68

Exercised                                         --          --          --         --          --         --

Forfeited                                       (754)       2.80      (1,682)      6.00      (2,025)     (6.72)
                                              ------      ------     -------     ------      ------     ------

Outstanding at end of year                     1,520      $ 2.51       2,274     $ 2.61       3,556     $ 4.42
                                              ======      ======     =======     ======      ======     ======


Options exercisable at end of year             1,317                   1,691                  1,807

Weighted-average fair value of options
   granted during the year                                   N/A                 $  .91                 $ 1.68

The following table summarizes information about stock options outstanding at December 31, 2000.

(Shares in thousands)

                                        Options Outstanding                                 Options Exercisable
                       ---------------------------------------------------       --------------------------------------
                          Shares          Weighted-            Weighted-             Shares                Weighted-
   Range of            Outstanding         Average              Average          Exercisable at             Average
Exercise Price         at 12/31/00     Remaining Life       Exercise Price          12/31/00             Exercise Price
---------------        -----------     --------------       --------------       --------------          --------------
$ 0.91 - $ 0.91            300              3.65                $ 0.91                 300                   $ 0.91
$ 0.94 - $ 0.94            810              2.95                  0.94                 636                     0.94
$ 4.00 - $ 7.13            336              1.03                  6.03                 321                     6.12
$ 7.88 - $ 9.00             50              1.24                  8.55                  44                     8.49
$13.63 - $13.63             24              2.43                 13.63                  16                    13.63
                         -----              ----                ------               -----                   ------

$ 0.91 - $13.63          1,520              2.60                $ 2.51               1,317                   $ 2.60
                         =====              ====                ======               =====                   ======

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


A total of 225,000 unissued warrants, that were issued during 1995 to individuals to purchase common stock pursuant to the plans discussed above, either expired or were canceled during 2000. As a result, there are no such outstanding warrants as of December 31, 2000.

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allowed the holder to acquire 170,000 shares of common stock at $7.25 per share, 170,000 warrants convertible into common stock at $6.25 per share and 340,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants expired in October 1999. The 1995 options allowed the holder to acquire 161,500 shares of common stock at $7.82 per share, 161,500 warrants convertible into shares of common stock at $6.25 per share and 323,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants, which were convertible into a total of 646,000 shares, expired on November 15, 2000.

In connection with the 1996 issuance of the Company's Debentures, warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued to the underwriter, such warrants expire March 31, 2003. All of these warrants are outstanding at December 31, 2000.

The Company granted 94,000 and 51,000 shares of restricted common stock to certain other officers and directors of the Company in 1996 and 1997, respectively, under the 1995 LTIP. These restricted stock grants have vesting periods ranging from two to five years. Related deferred charges in 1996 and 1997 amounted to $1.2 million and $440,000, respectively, which are being amortized to compensation expense over the vesting periods of the restricted stock. The unamortized deferred compensation balance as of December 31, 2000 and 1999 is $45,500 and $247,000, respectively.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its then Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of its two directors, all under the 1995 LTIP. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (see Note 13). The options vested on September 30, 1997. The exercise price of the options was $8.625 which was the market value of the Company's common stock at the date of grant. As of December 31, 1999 all of these options were canceled.

During 1997, the Company issued to one of its lenders two warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $7.6875 per share. In connection with additional financing in December 1998 by the same lender, the two warrants were canceled and a new warrant was issued to purchase 250,000 shares of common stock of the Company at an exercise price of $0.938 per share. See Debt of Discontinued Operations and Subordinated Convertible Debentures of Discontinued Operations under Note 3.

On July 13, 1998, the Board of Directors of the Company elected Dr. L.E. Richey, M.D., then a Co-Chairman of the Board of the Company, to the position of sole Chairman of the Board. Concurrently, the Company granted Dr. Richey options to purchase 350,000 shares of the Company's common stock under the 1995 LTIP in recognition of the extensive amount of time he devoted to the Company and in anticipation of his future contributions as Chairman. The options were exercisable at a price of $3.50, which represented the closing price of the Company's common stock on the day immediately preceding

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


the date of grant, and fully vested one year from the date of grant. As of December 31, 1999, Dr. Richey was no longer on the Company's Board of Directors, and all of his granted options have been canceled.

On December 11, 1998, options to purchase 1,966,000 shares of the Company's common stock under its 1995 LTIP were canceled. These canceled options were granted at various times in the past and under various terms and conditions (at exercise prices ranging from $3.69 to $13.50), with 1,215,000 of such total having been issued to current directors and executive officers of the Company and 751,000 having been issued to other employees. Concurrent with the cancellation of these options, new options (hereinafter defined as "new options") to purchase 1,165,001 shares of the Company's common stock under the 1995 LTIP were granted to current directors and executive officers, and new options to purchase 530,000 shares of common stock were granted to certain other employees. The December 1998 cancellation and reissuance was consummated in lieu of the July 1998 cancellation and reissuance previously disclosed which was not consummated. The new options were issued in order to provide an appropriate incentive to the grantees, especially those whose previous options were granted with exercise prices substantially above the current market price of the Company's common stock. All such new options are exercisable at a price of $0.937, which represents the closing price of the Company's common stock on the day immediately preceding the date of grant. New options issued to non-employee directors fully vested on the first anniversary of the date of grant and have a term of five years. All other new options granted vested 25% at date of grant and will vest 25% on each anniversary date thereafter, and have a term of five years. During 2000, 325,000 of these options were canceled, of which 310,000 were granted to previous executive officers and directors and 15,000 were granted to other employees. During 1999, 560,000 of these options were canceled, of which 515,000 were granted to previous executive officers and directors and 45,000 were granted to other employees. As of December 31, 2000, 810,000 of these options remain outstanding.

Pursuant to the Plan of Restructuring, all unvested options (187,500) and restricted stock awards (10,000) granted to Mr. Joseph A. Paul vested. In addition, the unvested portions of options of Messrs. Leon F. Maraist (37,500),
P. Andrew Shaw (30,000), Len V. Platt (30,000) and Arthur E. Quillo (25,000) automatically vested. These executives did not exercise their vested options in 2000.

[10] EARNINGS PER SHARE

The Company had a loss from continuing operations before extraordinary item in each of the three years in the period ended December 31, 2000, and all potentially dilutive securities were excluded from basic and diluted earnings per share in each year since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.8 million, 3.7 million and 6.1 million shares of the Company's common stock as of December 31, 2000, 1999 and 1998, respectively;
(ii) 3.9 million, 3.6 million and 5.0 million shares of the Company's common stock issuable upon conversion of convertible debt as of December 31, 2000, 1999 and 1998, respectively; and (iii) unissued restricted stock amounting to 96,600, 165,600 and 199,000 shares of the Company's common stock as of December 31, 2000, 1999 and 1998, respectively.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[11] COMMITMENTS

The Company has non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Minimum future rental payments related to continuing operations, for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are:

                In thousands

                Date                                Amount
                ----                                ------
                2001                                $  812
                2002                                   675
                2003                                   685
                2004                                   688
                2005                                   694
                Thereafter                           1,549
                                                    ------

                Total                               $5,103
                                                    ======

Rent expense for the years ended December 31, 2000, 1999 and 1998, under various operating leases, as related to continuing operations, amounted to $1.3 million, $1.3 million and $1.0 million, respectively.

The Company has no purchase commitments for capital expenditures relating to continuing operations as of December 31, 2000.

The Company has entered into employment agreements with certain officers. The employment agreements have original terms of one year. All of the agreements provide for a specific amount of annual base salary. Certain of the agreements provide for discretionary bonuses and retention payments equal to 50% of the base compensation if the executives stay for the full term of their employment agreements. In addition, these employment agreements provide that in the event of termination without cause and certain changes in control of the Company, the officers will be entitled to both termination payments and the remaining balances of their employment agreements in lump sum payments regardless of an offer of employment pursuant to terms provided in each of the applicable employment agreements. The "at will" agreements provide for incentive bonuses as well as minimum compensation in case of termination without cause prior to December 31, 2001. The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 2000, for the remaining terms of the respective employment agreements, was approximately $505,000 at December 31, 2000. In addition, the amount of compensation in the event of certain changes in control of the Company or minimum compensation in case of termination without cause, was approximately $241,000 at December 31, 2000.

[12] 401(K) PROFIT SHARING PLAN

The 401(k) Profit Sharing Plan (the "401(k) Plan") is offered to employees who have completed six months of service. Eligible employees may make elective deferrals in any amount up to 15% of their compensation. The Company contributes 100% of the amount withheld from each payroll period of the participant's compensation (up to a maximum of 3%) and may make additional discretionary contributions.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Employer contributions to the 401(k) Plan for the continuing operations totaled approximately $113,000, $87,000 and $69,000 in fiscal 2000, 1999 and 1998, respectively. Employer contributions to the 401(k) Plan for the discontinued operations totaled approximately $347,000, $377,000 and $417,000 in fiscal 2000, 1999 and 1998, respectively.

[13] TERMINATION OF EMPLOYMENT AND CONSULTING AGREEMENTS

On September 30, 1997, the Company entered into a settlement with Mr. Jeffrey Goffman, a previous Chairman and Chief Executive Officer of the Company. Pursuant to this settlement, Mr. Goffman agreed to contribute $1.0 million to the Company's settlement of the class actions in the form of $850,000 cash and the forgiveness of the remaining nine monthly payments totaling $150,000 which would otherwise have been due to him from the Company under an earlier settlement. Mr. Goffman delivered the $850,000 to the Company on March 17, 1998. The Company thereafter released its claim to the remainder of the securities covered by the Escrow and Settlement Agreement. All of Mr. Goffman's options were canceled as of December 31, 1999.

Coyote Consulting and Keith Greenberg (an employee of Coyote) sued the Company alleging that they were entitled to receive additional cash, stock and/or options in an unspecified amount in connection with the Company's December 1996 termination of its consulting relationship with Coyote. The complaint was dismissed in 1999. In addition, in December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company has reached a final agreement with the SEC dated December 20, 2000. Pursuant to SEC's order, the Company agreed to cease and desist from committing any violation and any future violation of Section 17(a)(2)and (a)(3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 14a-9 thereunder.

[14] LITIGATION

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA has filed counterclaims against the Company. The Company intends to vigorously prosecute its suit against URA and Dr. Richey and believes it has substantive defenses to URA's counterclaims, although there can be no assurances. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Dr. Richey. The Plaintiff has not specified the amount of actual damages sought and the suit remains in an early stage. The Company intends to vigorously defend the suit, and it believes it has substantive defenses and counterclaims but there can be no assurances that the Company will prevail. The parties have agreed to pursue mediation which is expected to commence in the second quarter of 2001.

In connection with the sale of USI, the Company received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey have acknowledged the existence of the Note and Dr. Richey has further acknowledged his personal guaranty of that Note. The Company sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note. Dr. Richey filed counterclaims in response to the Company's lawsuit and, to this date, has not paid any amounts in connection with the Note. Although there can be no assurance, the Company intends to vigorously pursue this matter as part of the overall litigation described above and expects ultimately to receive full payment of the Note.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit in Alabama Circuit Court against US Diagnostic Inc. alleging breach of a contract to provide radiology services and, specifically, improper termination of an alleged oral contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the alleged oral agreement. In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. The jury returned a verdict against the Company in the amount of $1.1 million as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. Based on the advice of counsel, the Company filed for an appeal. The Alabama Supreme Court ruled against the Company's appeal in a split decision. The Company filed for a rehearing of that decision. Recently, the Company received a notice from the Alabama Supreme Court that the Company's request for a rehearing was denied. The Company has booked a settlement expense of $1.2 million in the consolidated financial statements as a result of this lawsuit.

INVESTIGATION BY SECURITIES AND EXCHANGE COMMISSION - In December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote Consulting and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company has reached a final agreement with the SEC dated December 20, 2000. Pursuant to SEC's order, the Company agreed to cease and desist from committing any violation and any future violation of Section 17(a)(2)and (a)(3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 14a-9 thereunder.

OTHER MATTERS - The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance which it believes is adequate for its continuing and discontinued operations. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

[15] RELATED PARTY TRANSACTIONS

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

A member of the Company's Board of Directors, Keith Hartley, was the managing partner of Forum Capital Markets L.P. ("Forum") until May 2000. Forum was the underwriter of the Company's $57.5 million Debenture Offering consummated in 1996 (see Subordinated Convertible Debentures of Discontinued Operations under
Note 3), and was paid an underwriting fee of $2.9 million. In addition, the Company sold to Forum, for nominal consideration, warrants which entitled Forum to purchase 319,445 shares of common stock of the Company at an exercise price of $9.00 per share. First Union Corporation bought Forum in May 2000 and the 319,445 warrants that were originally held by Forum were transferred to Founders Financial Group ("Founders") upon sale of Forum. Mr. Hartley is a partner at Founders. Founders is now the holder of record of warrants to purchase 319,445 shares of Common Stock. The warrants are outstanding as of December 31, 2000. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture Offering.

The Company entered into an Installation Agreement ("Installation Agreement") dated February 27, 1997, and a Network Support Agreement ("Support Agreement") dated July 31, 1997, with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, who was a Vice President and the Chief Information Officer of the Company through October 1998, was a substantial minority shareholder of CSI. CSI provided project management services to the Company in connection with the deployment of a wide area computer network to over 100 of the Company's locations and other services from February 1996 to April 1999. The Installation Agreement had a one-year term. The Support Agreement covered a six-month term and was renewable by mutual consent of the parties for successive periods. The Company decided not to renew the Support Agreement with CSI and let the contract lapse on April 30, 1999. Payments made to CSI in the years ended December 31, 1999 and 1998 totaled $347,000 and $1.0 million, respectively, including reimbursement for expenses and equipment purchases of $117,000 and $206,000, respectively. No payments were made to CSI in 2000.

The Company has a policy pursuant to which non-employee directors shall receive an option under the Company's 1995 LTIP to purchase shares of common stock on the date that such director first becomes a director. In August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each of then non-employee directors of 100,000 options to purchase the Company's common stock (see Note 9).

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


On January 20, 1998, Michael O'Hanlon, the President and Chief Executive Officer of DVI, Inc. ("DVI"), an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. As of December 31, 2000 and 1999, DVI had loans with aggregate principal amounts outstanding with the Company of approximately $45.2 million and $83.4 million, respectively. Portions of such loans are collateralized as described in Debt of Discontinued Operations under Note 3. In 2000 and 1999, the Company paid an aggregate of approximately $25.5 million and $25.9 million in principal and interest to DVI and its affiliates on these loans, respectively. In addition, during 2000, the Company paid an additional $39.0 million, which included payments for principal, interest, prepayment penalties and additional fees, towards the payoff of the debt relating to the sale of the imaging centers. In 2001, it is anticipated that the Company will pay an aggregate of approximately $17.2 million in principal and interest to DVI and its affiliates on these loans. In addition, in December 1998 and January 1999, the Company paid DVIFS loan fees totaling $647,000 and paid DVIPC an equity participation fee totaling $2.8 million, each in connection with certain new financing. The Company had also issued DVI a warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $.938 per share. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing, effected after December 31, 1999. See Debt of Discontinued Operations and Subordinated Convertible Debentures of Discontinued Operations both under Note 3.

In January 1998, the Company reimbursed Leon F. Maraist, the Company's then Chief Operating Officer, and the current President and Chief Executive Officer, for $65,000 in relocation costs to facilitate his relocation to Palm Beach County, Florida.

In August 1998, the Company purchased a condominium from J. Wayne Moor, the Company's former Chief Financial Officer, for $200,000 to facilitate Mr. Moor's relocation to Palm Beach County, Florida. In February 1999, the Company sold the condominium for $187,000. Mr. Moor resigned as the Chief Financial Officer in January 2000.

On February 12, 1999, L.E. Richey, M.D., a director and Chairman of the Board of the Company, resigned in connection with the purchase of US Imaging, Inc. from the Company by a corporation with which Dr. Richey is affiliated.

Effective May 2000 through February 2001, David McIntosh (a current Director) was engaged to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures, at $15,000 per month plus out-of-pocket expenses. The Company paid Mr. McIntosh $120,000 in consulting fees in 2000. Furthermore, Mr. McIntosh will be paid a fee of $60,000 for leading the Company's now terminated merger discussions with International Radiology Group, LLC ("IRG"), regardless of the outcome of the transaction. Such payment has been deferred until June 2001 and will be paid in four equal installments. The Company had agreed to pay Mr. McIntosh an additional $200,000 fee had the transaction with IRG been successful.

On August 14, 2000, the Company sold the assets of four of its imaging centers to a Company controlled by Alan A. Winakor, a former executive vice president of the Company who resigned as part of this transaction. The sales price was $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.3 million. Mr. Winakor surrendered 297,628 shares of the Company's common stock as part of this transaction.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


On October 27, 2000, Joseph A. Paul, then President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. Simultaneously, an entity controlled by Mr. Paul acquired three of the Company's imaging centers for a sales price of $8.9 million, consisting of $7.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $1.7 million. The transaction was subject to the receipt of a fairness opinion and a business valuation. In addition, the Company provided billing and collection services for these three imaging centers from the sale date through December 31, 2000. The Company charged the centers a collection fee of 5% of the net collections per month. Upon resignation, Mr. Paul has been engaged to perform consulting services, primarily related to the Company's disposition of imaging centers, at $15,000 per month plus out-of-pocket expenses. On March 1, 2001, the Company elected to terminate this consulting agreement effective May 5, 2001.

Pursuant to the Plan of Restructuring, the Company adopted a bonus plan for non-employee directors whereby they would share equally in .25% of the gross proceeds from the imaging center sales and would be payable as sales occurred but no later than December 31, 2000. The total amount paid or accrued as of December 31, 2000 for the three non-employee directors, Messrs. Hartley, McIntosh and O'Hanlon, was $500,000.

Furthermore, under the Plan of Restructuring, in order to assure the continued employment of the executive officers during the imaging center sales process, the Board of Directors approved a retention bonus program for executives Messrs. Leon F. Maraist, P. Andrew Shaw, Joseph A. Paul and Len V. Platt, payable proportionately as sales of the imaging centers were completed with the unpaid balance of the retention bonus accrued at December 31, 2000. The total amount paid or accrued to these executives was $1.1 million as of December 31, 2000. Both Mr. Paul and Mr. Platt resigned effective January 5, 2001.

Messrs. Paul, Maraist, Shaw, Platt and Arthur E. Quillo elected to deem their then existing employment agreements terminated by the Company without cause as a result of adoption of the Plan of Restructuring due to change in control as defined by their employment agreements. As a result, they were entitled to receive lump sum compensation. The total amount paid or accrued to these executives was $2.4 million as of December 31, 2000. Messrs. Maraist and Shaw have entered into new employment agreements with the Company.

Also, as a result of adoption of the Plan of Restructuring, all unvested stock options of Messrs. Paul (187,500), Maraist (37,500), Shaw (30,000), Platt (30,000) and Quillo (25,000) became fully vested immediately. In addition, Mr. Paul's unvested restricted stock awards of 10,000 became fully vested.

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[16] CONCENTRATION OF CREDIT RISKS

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.

The mix of receivables from third-party payors and patients at December 31, is as follows:

                                                      2000    1999
                                                      ----    ----
        Medicare and Medicaid                          17%     13%
        Workers' Compensation and Self Pay             10      11
        Commercial                                     19      17
        Managed Care                                   36      36
        Other                                          18      23
                                                      ---     ---
        Total                                         100%    100%
                                                      ===     ===


[17] SUBSEQUENT EVENTS

On January 29, 2001, the Company settled a matter in which it was a plaintiff. Net of attorney's fees and other costs, the Company received $2.4 million.

On February 21, 2001, three new board members were elected to the Company's Board of Directors to fill vacancies. The new board members own or represent ownership of approximately 26.9% of the Company's stock. On March 27, 2001, the Board elected Mr. Glen M. Kassan, one of the new board members, as the Chairman of the Board. The Company has agreed to pay Mr. Kassan $15,000 per month effective March 27, 2001 for six months for his services as Chairman.

On March 19, 2001, the Company announced that it intends to seek a restructuring of certain obligations and covenants under its Debentures due 2003 and its 6 1/2% Convertible Notes due June 2001. Furthermore, the Company expects that the Plan of Restructuring will result in net proceeds available, if any, for distribution to its common stockholders significantly below the originally estimated range of $1.30 - $1.78 per share of common stock. Furthermore, the Plan of Restructuring was not completed by the original earliest anticipated date of March 31, 2001. The Company has engaged Imperial Capital, LLC as its investment banker and Greenberg Traurig as its legal counsel to review its strategic alternatives and to advise it regarding a debt restructuring. See Note 1, "Management's Plans" for further detail.

The Company has paid $60,000 and $30,000 to Messrs. Paul and McIntosh, respectively, relating to their consulting services through March 31, 2001 (see
Note 15).

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


[18] SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited quarterly information for each quarter for the years ended December 31, 2000 and 1999. The Company believes that the following information reflects all adjustments necessary for a fair presentation of the information for the periods presented.

                                                                                           2000(a)
                                                                    -------------------------------------------------
(In thousands, except per share data)                                  Q1            Q2           Q3            Q4
                                                                    --------      --------     --------      --------

Net revenue:
    As previously reported                                          $ 38,511      $     --     $     --      $     --
    Adjustment related to discontinued operations presentations      (38,511)           --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                           --            --           --            --
                                                                    ========      ========     ========      ========

Loss from continuing operations before extraordinary item:

    As previously reported                                                --        (3,662)      (4,618)       (7,088)
    Adjustment related to discontinued operations presentations       (3,384)           --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                       (3,384)       (3,662)      (4,618)       (7,088)
                                                                    ========      ========     ========      ========

Income (loss) from discontinued operations:

    As previously reported                                                --         3,926       (4,963)      (11,429)
    Adjustment related to discontinued operations presentations       (1,349)           --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                       (1,349)        3,926       (4,963)      (11,429)
                                                                    ========      ========     ========      ========

Income (loss) before extraordinary item:

    As previously reported                                            (4,733)          264       (9,581)      (18,517)
    Adjustment related to discontinued operations presentations           --            --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                       (4,733)          264       (9,581)      (18,517)
                                                                    ========      ========     ========      ========

Net income (loss):
    As previously reported                                            (4,733)          264       (9,581)      (18,517)
    Adjustment related to discontinued operations presentations           --            --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                     $ (4,733)     $    264     $ (9,581)     $(18,517)
                                                                    ========      ========     ========      ========

Loss from continuing operations before extraordinary
  item per common share - basic and diluted:
    As previously reported                                                --          (.16)        (.21)         (.32)
    Adjustment related to discontinued operations presentations         (.15)           --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                         (.15)         (.16)        (.21)         (.32)
                                                                    ========      ========     ========      ========

Income (loss) from discontinued operations per common share
   - basic and diluted:
    As previously reported                                                --           .17         (.22)         (.51)
    Adjustment related to discontinued operations presentations         (.06)           --           --            --
                                                                    --------      --------     --------      --------
    As adjusted                                                         (.06)          .17         (.22)         (.51)
                                                                    ========      ========     ========      ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                       2000(a)
                                                                      -----------------------------------------
(In thousands, except per share data)                                  Q1          Q2         Q3          Q4
                                                                       ---         ---        ---         ---

Income (loss) before extraordinary item per common
  share - basic and diluted:
    As previously reported                                            (.21)        .01       (.43)       (.83)
    Adjustment related to discontinued operations presentations         --          --         --          --
                                                                       ---         ---        ---         ---
    As adjusted                                                       (.21)        .01       (.43)       (.83)
                                                                       ===         ===        ===         ===

Net income (loss) per common share - basic and diluted:
    As previously reported                                            (.21)        .01       (.43)       (.83)
    Adjustment related to discontinued operations presentations         --          --         --          --
                                                                       ---         ---        ---         ---
    As adjusted                                                       (.21)        .01       (.43)       (.83)
                                                                       ===         ===        ===         ===



                                                                                           1999(a)
                                                                     ---------------------------------------------------
(In thousands, except per share data)                                   Q1            Q2            Q3             Q4
                                                                     --------       -------       -------       --------

Net revenue:
    As previously reported                                           $ 39,928       $    --       $    --       $ 37,276
    Adjustment related to discontinued operations presentations       (39,928)           --            --        (37,276)
                                                                     --------       -------       -------       --------
    As adjusted                                                            --            --            --             --
                                                                     ========       =======       =======       ========

Loss from continuing operations before extraordinary item:
    As previously reported                                                 --        (3,293)       (3,294)            --
    Adjustment related to discontinued operations presentations        (2,000)           --            --         (3,399)
                                                                     --------       -------       -------       --------
    As adjusted                                                        (2,000)       (3,293)       (3,294)        (3,399)
                                                                     ========       =======       =======       ========

Income (loss) from discontinued operations:
    As previously reported                                                 --         1,081           380             --
    Adjustment related to discontinued operations presentations           573            --            --           (841)
                                                                     --------       -------       -------       --------
    As adjusted                                                           573         1,081           380           (841)
                                                                     ========       =======       =======       ========

Loss before extraordinary item:
    As previously reported                                             (1,427)       (2,212)       (2,914)        (4,240)
    Adjustment related to discontinued operations presentations            --            --            --             --
                                                                     --------       -------       -------       --------
    As adjusted                                                        (1,427)       (2,212)       (2,914)        (4,240)
                                                                     ========       =======       =======       ========

Net income (loss):
    As previously reported                                              1,171        (2,212)       (2,914)        (4,240)
    Adjustment related to discontinued operations presentations            --            --            --             --
                                                                     --------       -------       -------       --------
    As adjusted                                                      $  1,171       $(2,212)      $(2,914)      $ (4,240)
                                                                     ========       =======       =======       ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                          1999 (a)
                                                                      ----------------------------------------
(In thousands, except per share data)                                  Q1          Q2          Q3          Q4
                                                                       ---         ---         ---         ---

Loss from continuing operations before extraordinary
  item per common share - basic and diluted:
    As previously reported                                              --        (.15)       (.15)         --
    Adjustment related to discontinued operations presentations       (.09)         --          --        (.14)
                                                                       ---         ---         ---         ---
    As adjusted                                                       (.09)       (.15)       (.15)       (.14)
                                                                       ===         ===         ===         ===

Income (loss) from discontinued operations per common share
  - basic and diluted:
    As previously reported                                              --         .05         .02          --
    Adjustment related to discontinued operations presentations        .03          --          --        (.04)
                                                                       ---         ---         ---         ---
    As adjusted                                                        .03         .05         .02        (.04)
                                                                       ===         ===         ===         ===

Loss before extraordinary item per common
  share - basic and diluted:
    As previously reported                                            (.06)       (.10)       (.13)       (.18)
    Adjustment related to discontinued operations presentations         --          --          --          --
                                                                       ---         ---         ---         ---
    As adjusted                                                       (.06)       (.10)       (.13)       (.18)
                                                                       ===         ===         ===         ===

Net income (loss) per common share - basic and diluted:
    As previously reported                                             .05        (.10)       (.13)       (.18)
    Adjustment related to discontinued operations presentations         --          --          --          --
                                                                       ---         ---         ---         ---
    As adjusted                                                        .05        (.10)       (.13)       (.18)
                                                                       ===         ===         ===         ===


(a) Certain amounts have been reclassified to be consistent with the discontinued operations presentation of the financial statements for the years ended December 31, 2000 and 1999. Net income (loss) during these periods was not affected for these reclassifications.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The following sets forth the names and ages of the seven individuals serving on the Company's Board of Directors, their respective principal occupations or employment histories and the period during which each has served as a director of the Company.

C. Keith Hartley -- age 58 -- has been a member of the Board of Directors of the Company since September 1996 and served as Co-Chairman of the Board from December 1, 1997 to July 1998. Since June 2000, Mr. Hartley has been Managing Partner, at Hartley Capital Advisors. From August 1995 to May 2000, Mr. Hartley was Managing Partner, Corporate Finance, of Forum Capital Markets LLC, an investment banking firm. From May 1991 to August 1995, Mr. Hartley was an independent financial consultant, and from February 1990 to May 1991, he was a Managing Director of Peers & Co., a merchant banking firm. From 1973 to 1989, Mr. Hartley was a Managing Director of Drexel Burnham Lambert Incorporated. Mr. Hartley also is a director of Comdisco, Inc., Swisher International Group, Inc., Universal Display Corporation and Hybridon, Inc.

Jack L. Howard -- age 39 -- has been a member of the Board of Directors of the Company since February 2001. Mr. Howard has served as a director of WebFinancial Corporation ("WEFN"), a provider of niche banking markets, since 1996 and as Vice President, Secretary and Treasurer of the WEFN since December 1997. Mr. Howard has been a principal of Mutual Securities, Inc., a registered broker-dealer, since prior to 1993. Mr. Howard is also the President of Gateway Industries, Inc. Mr. Howard is a director of the following publicly held companies: Gateway Industries, Inc., a provider of database development and website design and development services; Pubco Corporation, a manufacturer and distributor of printing supplies and construction equipment; and Castelle, a maker and marketer of application server devices. Mr. Howard is serving on the Company's Board of Directors at the request of Steel Partners, II LP, a significant shareholder of the Company.

Francis D. Hussey, Jr., M.D. -- age 61 -- has been a member of the Board of Directors of the Company since February 2001. Dr. Hussey is Co-Director of Naples Pain Center, Chairman and Chief Executive Officer of Magnetic Scans, Inc. and President and Chief Executive Officer of The MRI Centers of New England. He is also the President of Chelsea MRI, Inc., Cranston MRI, Inc., Forest Park MRI, Inc. and HHH Investments, L.P. Dr. Hussey is a member of American Academy of Neurology, American Neurological Association, Florida Medical Association and numerous other professional groups. Dr. Hussey is on the Board of the American Society of Neuroimaging.

Glen M. Kassan -- age 57 -- has been a member of the Board of Directors of the Company since February 2001. Mr. Kassan became Chairman of the Board of Directors effective March 27, 2001. Mr. Kassan has served as Vice President and Chief Financial Officer of WEFN and Gateway Industries, Inc. since June 2000. He has served as Vice President of Steel Partners Services, Ltd., a privately owned investment services company, since October 1999. From 1997 to 1998, Mr. Kassan was Chairman and Chief Executive Officer of Long Term Care Services, Inc., a privately owned healthcare services company which he co-founded in 1994, and initially served as Vice Chairman and Chief Financial Officer. Mr. Kassan serves on the Board of Directors of Tandycrafts, Inc., a manufacturer of picture frames and framed art. Mr. Kassan is serving on the Company's Board of Directors at the request of Steel Partners II, LP.

David McIntosh -- age 54 -- has been a member of the Board of Directors of the Company since October 1998. From June 1998 to 1999, Mr. McIntosh was the Chief Executive Officer of Barricade International, Inc., a developer and distributor of a fire-blocking gel. Since 1999, Mr. McIntosh has been the Chairman of MitBank USA, Inc., an environmental asset management company. From 1984 through 1998, Mr. McIntosh was the Chief Executive Officer of Gunster, Yoakley, Valdes-Fauli and Stewart, P.A., a prominent Florida-based international law firm. Prior to 1984, Mr. McIntosh was a partner with Coopers & Lybrand, a public accounting firm. He is a director, officer and active member of numerous local, state and national foundations, committees, task forces, associations and charitable organizations. Mr. McIntosh also is a director of Florida Banks, Inc., which operates a community banking system in Florida through its wholly-owned banking subsidiary, Florida Bank, N.A.

Leon F. Maraist -- age 58 -- has been a member of the Board of Directors of the Company since October 2000 and President and Chief Executive Officer since January 2001. Prior to that time, he served as Executive Vice President and Chief Operating Officer of the Company since November 1997. From 1993 to 1997, Mr. Maraist served as Vice President of NMC Diagnostic Services, Inc. ("NMC"), which provides mobile imaging diagnostics in physicians' offices and diagnostics in fixed sites. His responsibilities with NMC included marketing, sales, finance and operations. From 1992 to 1994, Mr. Maraist directed operations of the $1 billion nationwide dialysis division of NMC.

Michael A. O'Hanlon -- age 54 -- has been a member of the Board of Directors of the Company since January 1998. Since November 1995, Mr. O'Hanlon has served as the President and Chief Executive Officer of DVI, Inc. ("DVI"), the largest independent financier to the healthcare market in the United States. Mr. O'Hanlon was President and Chief Operating Officer of DVI from September 1994 to November 1995, and previously served as Executive Vice President of DVI. For nine years prior to joining DVI, Mr. O'Hanlon served as President and Chief Executive Officer of Concord Leasing, Inc., a provider of medical, aircraft, shipping, industrial and medical imaging equipment financing. Mr. O'Hanlon also is a director of DVI and Westbury Metals Inc.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company (other than such information regarding Mr. Maraist which was disclosed under Board of Directors above):

Jerry E. Aron -- age 49 -- joined the Company in June 2000 and became Executive Vice President, General Counsel and Secretary in August 2000. Prior to joining the Company, Mr. Aron served as a senior partner at Gunster, Yoakley & Stewart, one of Florida's largest commercial law firms. He joined Gunster, Yoakley & Stewart in 1978.

P. Andrew Shaw -- age 44 -- has been Executive Vice President of the Company since July 1996 and was appointed Chief Financial Officer in January 2000, having previously served as Chief Financial Officer of the Company from July 1996 until June 1997. Previously, he served as Controller of MediTek Health Corporation from February 1992 until June 1996 when MediTek was acquired by the Company and was Controller of ExpoSystems for more than seven years until February 1992. He is a Certified Public Accountant with six years of public accounting experience with KPMG Peat Marwick and is a member of the Florida Institute of Certified Public Accountants and the Financial Executives Institute.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, the compensation paid or accrued by the Company to its current Chief Executive Officer and former Chief Executive Officer during 2000 and its other executive officers as of December 31, 2000, (collectively, the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE

                                                                                                    Long Term
                                                   Annual Compensation                             Compensation
                                     --------------------------------------------------     ----------------------
                                                                                            Restricted  Securities
                                                                            Other Annual       Stock    Underlying       All Other
     Name and                                                               Compensation      Award(s)    Options      Compensation
 Principal Position                   Year     Salary($)        Bonus($)       ($)(1)          ($)(2)       (#)             ($)
 ------------------                  ------    ---------        --------    ------------      -------     -------      ------------
Joseph A. Paul(4)                     2000      316,828              --        12,000           --             --      1,744,204(4)
 Former Chief Executive Officer,      1999      281,918         100,000        12,000           --             --          4,800(3)
 President and Director               1998      235,000         100,000        12,000           --        375,001          6,010(3)

Leon F. Maraist(5)
 Chief Executive Officer,
 President and Director - Former      2000      200,000              --         9,000           --             --        755,783(5)
 Executive Vice President and         1999      200,000          33,333         9,000           --             --          4,800(3)
 Chief Operating Officer              1998      200,000          50,000         9,000           --         75,000         65,173(5)

P. Andrew Shaw(6)                     2000      159,808          20,000         9,000           --             --        591,952(6)
 Executive Vice President, Chief      1999      125,000          20,000         9,000           --             --          4,620(3)
 Financial Officer                    1998      128,283          48,353         8,654           --         60,000          5,720(6)

Jerry E. Aron(7)                      2000      180,646(7)           --         7,015           --             --          2,847(7)
 Executive Vice President, General    1999          n/a             n/a           n/a          n/a            n/a            n/a
 Counsel and Corporate Secretary      1998          n/a             n/a           n/a          n/a            n/a            n/a

(1)      Represents car allowance.

(2) Under the terms of the employment agreement and the 1995 LTIP, pursuant to shareholders' approval of the Plan of Restructuring, all shares of outstanding unissued restricted stock of 10,000, all issued to Joseph
         A. Paul, were vested effective July 21, 2000. Dividends will be paid on restricted stock to the extent paid on common stock.

(3)      Represents Company contributions to the 401(k) Plan.

(4) During 2000, Mr. Paul was paid $1,156,543 as change of control payment under his employment agreement, $578,271 as a retention bonus, $4,634 in club dues, and the Company's contributions to the 401(k) Plan on his behalf totaled $4,756. Portions of amounts paid as change of control and retention bonus above have been accrued at December 31, 2000. Mr. Paul resigned effective January 5, 2001.

(5) During 2000, Mr. Maraist was paid $497,232 as change of control payment under his employment agreement, $248,616 as a retention bonus, and the Company's contributions to the 401(k) Plan on his behalf totaled $9,935. Portions of amounts paid as change of control and retention bonus above have been accrued at December 31, 2000. During 1998, Mr. Maraist was paid $64,932 as reimbursement for relocation expenses, and the Company's contributions to the 401(k) Plan on his behalf totaled $241. Mr. Maraist assumed the office of President effective January 5, 2001 upon Mr. Paul's resignation.

(6) During 2000, Mr. Shaw was paid $387,948 as change of control payment under his employment agreement, $193,974 as a retention bonus, and the Company's contributions to the 401(k) Plan on his behalf totaled $10,030. Portions of amounts paid as change of control and retention bonus above have been accrued at December 31, 2000. During 1998, Mr. Shaw was paid $738 as reimbursement for relocation expenses, and the Company's contributions to the 401(k) Plan on his behalf totaled $4,982.

(7) Mr. Aron's employment began in June 2000. During 2000, Mr. Aron was paid $2,847 as reimbursement for health insurance. Also, as an additional compensation, the Company paid Mr. Aron an amount equal to the 401(k) Plan matching payment that otherwise would have been made had he been able to join the Company's 401(k) Plan when his employment began. Such compensation amounted to $5,262 which is included in his salary figure.

STOCK OPTIONS

The following table sets forth year-end option values for the Named Executive Officers who held unexercised options at December 31, 2000:

                        AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES
                        -------------------------------------------------------------------

                                                                       NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                            UNDERLYING                    IN-THE-MONEY
                                           SHARES                     UNEXERCISED OPTIONS AT               OPTIONS AT
                                         ACQUIRED ON     VALUE         FISCAL YEAR END (#)            FISCAL YEAR END ($)
                NAME                      EXERCISE     REALIZED      EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE(1)
                ----                     -----------   --------      -------------------------     ----------------------------

                Joseph A. Paul(2)             0            0                375,001/0                         187/0
                Leon F. Maraist(3)            0            0                 75,000/0                          37/0
                P. Andrew Shaw(3)             0            0                 60,000/0                          30/0
                Jerry E. Aron               n/a           n/a                   n/a                             n/a

----------

(1) On December 29, 2000, the last reported sales price of the common stock in the over the counter market was $.9375.

(2) Under the terms of Mr. Paul's employment agreement, all of Mr. Paul's 187,500 unvested options, became fully vested as a result of the adoption of the Plan of Restructuring. As of December 31, 2000, Mr. Paul had 375,001 options to purchase shares of common stock at an exercise price of $.9370. Such options were exercisable at year end. Mr. Paul resigned on January 5, 2001.

(3) Under the terms of Messrs. Maraist and Shaw's employment agreements, all of Mr. Maraist's 37,500 unvested options, and Mr. Shaw's 30,000 unvested options became fully vested as a result of the adoption of the Plan of Restructuring. As of December 31, 2000, Messrs. Maraist and Shaw had 75,000 and 60,000 options, respectively, to purchase shares of common stock at an exercise price of $.9370. All such options were exercisable at year end.

DIRECTOR COMPENSATION:

During 2000, directors who were not officers or employees of the Company received (a) an annual cash retainer of $10,000 and (b) $1,000 for each board meeting attended and $500 for a board committee meeting attended. Board members are also reimbursed for their reasonable expenses incurred in serving as a director of the Company.

In connection with the Plan of Restructuring, the Company adopted a bonus plan for non-employee directors whereby they would share equally in .25% of the gross proceeds from the imaging center sales and would be payable as sales occurred but no later than December 31, 2000. The total amount paid or accrued as of December 31, 2000 for the non-employee directors was $500,000, split equally among the three non-employee directors.

Effective May 2000 through February 2001, David McIntosh (a current Director) was engaged to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures, at $15,000 per month plus out-of-pocket expenses. The Company paid Mr. McIntosh $120,000 in consulting fees in 2000. Furthermore, Mr. McIntosh will be paid a fee of $60,000 for leading the Company's now terminated merger discussions with IRG, regardless of the outcome of the transaction. Such payment has been deferred until June 2001 and will be paid in four equal installments. The Company had agreed to pay Mr. McIntosh an additional $200,000 fee had the transaction with IRG been successful.

On March 27, 2001, the Board elected Mr. Glen M. Kassan as the Chairman of the Board. The Company has agreed to pay Mr. Kassan $15,000 per month effective March 27, 2001 for six months for his services as Chairman.

EMPLOYMENT AGREEMENTS

Leon F. Maraist and the Company entered into an employment agreement effective on November 1, 1997 and continuing through November 1, 2000, pursuant to which Mr. Maraist served as Executive Vice President and Chief Operating Officer of the Company. The agreement provided for an annual base salary of $200,000 and payment of annual bonuses at the discretion of the Board of Directors. As a result of approval of the Plan of Restructuring, Mr. Maraist elected under change in control provisions of the previous agreement to deem his employment terminated by the Company without cause and became entitled to receive lump sum compensation equal to twice his annual salary and incentive or bonus payments, paid to Mr. Maraist during the Company's most recent fiscal year end and the unvested portion of his 75,000 options automatically vested. Effective January 5, 2001, Mr. Maraist and the Company entered into a new one-year agreement ("New Agreement"), pursuant to which Mr. Maraist serves as President and Chief Executive Officer. The terms of the New Agreement, other than job title, are substantially the same as the previous one. Under the New Agreement, Mr. Maraist will receive a retention payment equal to 50% of his base compensation if he remains employed by the Company until January 5, 2002. Also, under the New Agreement, in the event the Company terminates Mr. Maraist's employment, other than for cause, the Company will have to pay an amount equal to 50% of the current base compensation. In the event such termination is prior to the term, Mr. Maraist will be entitled to both the termination payment and the remaining balance of his employment agreement payable on or before January 5, 2002. If there are additional changes in control after March 1, 2001, other than with IRG, Mr. Maraist will be entitled to a payment equal to 50% of his compensation agreement plus the remaining balance of his employment agreement regardless of whether or not there is an offer of employment.

P. Andrew Shaw and the Company entered into a one-year employment agreement effective on January 27, 2000 pursuant to which Mr. Shaw served as Executive Vice President and Chief Financial Officer of the Company. The agreement provided for an annual base salary of $150,000 and payment of bonus at the discretion of the Chief Executive Officer. As a result of the approval of the Plan of Restructuring, Mr. Shaw elected under change in control provisions of the previous agreement to deem his employment terminated by the Company without cause and became entitled to receive lump sum compensation equal to twice his annual salary and incentive or bonus payments, paid to Mr. Shaw during the Company's most recent fiscal year end and the unvested portion of his 60,000 options automatically vested. Effective January 5, 2001, Mr. Shaw and the Company entered into a new one-year agreement ("New Agreement") to extend the terms of the previous agreement through January 5, 2002 and the payment of bonuses at the discretion of the Company's Board of Directors. Under the New Agreement, Mr. Shaw will receive a retention payment equal to 50% of his base compensation if he remains employed by the Company until January 5, 2002. Also, under the New Agreement, in the event the Company terminates Mr. Shaw's employment, other than for cause, the Company will have to pay an amount equal to 50% of the current base compensation. In the event such termination is prior to the term, Mr. Shaw will be entitled to both the termination payment and the remaining balance of his employment agreement payable on or before January 5, 2002. If there are additional changes in control after March 1, 2001, other than with IRG, Mr. Shaw will be entitled to a payment equal to 50% of his compensation agreement plus the remaining balance of his employment agreement regardless of whether or not there is an offer of employment.

Jerry E. Aron and the Company entered into a one-year employment agreement effective on June 1, 2000 and continuing through May 31, 2001 pursuant to which Mr. Aron serves as Executive Vice President and General Counsel of the Company. The Company is obligated for a minimum of nine months, but the contract is terminable on or after nine months upon 90 days advance notice. The agreement provides for an annual base salary of $300,000. On May 31, 2001, the existing agreement expires. The Company and Mr. Aron have reached a tentative agreement for Mr. Aron to continue to work for the Company after May 31, 2001, on a part-time basis at half of his current compensation and benefits. This agreement would be terminable by either party upon three weeks advance notice.

Joseph A. Paul served as President and Chief Executive Officer of the Company under an employment agreement dated June 18, 1996. As a result of approval of the Plan of Restructuring, Mr. Paul elected under change in control provisions of his employment agreement to deem his employment terminated by the Company without cause and became entitled to receive lump sum compensation equal to 2.9 times his annual salary and incentive or bonus payments, paid to Mr. Paul during the Company's most recent fiscal year end and his unvested restricted stock and options automatically vested. Mr. Paul resigned from the Board of Directors and the office of president effective January 5, 2001.

In addition, each of the Named Executive Officers is entitled during the term of his employment with the Company to customary employee benefits, such as paid vacation, health insurance and car allowance.

Furthermore, under the Plan of Restructuring, in order to assure the continued employment of the executive officers during the imaging center sales process, the Board of Directors approved a retention bonus program for executives Messrs. Maraist, Shaw, Paul and Len V. Platt, payable proportionately as sales of the imaging centers were completed with the unpaid balance of the retention bonus accrued at December 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

David McIntosh served on the Company's Compensation Committee during 2000, while Kenneth R. Jennings, Ph.D. served on the Committee until his resignation on March 15, 2000. In addition, C. Keith Hartley and Jack L. Howard were elected to serve on the Committee on August 28, 2000 and March 27, 2001, respectively. None is or has been an officer or employee of the Company or any of its subsidiaries. In addition, none of the Committee members has, or has had, any relationship with the Company which is required to be disclosed under Item 13. Certain Relationships and Related Transactions, except for the instances relating to Messrs. McIntosh and Hartley as described below. On April 27, 2000, the Company and Mr. McIntosh entered into a consulting agreement effective May 2000 through February 2001 under which Mr. McIntosh was engaged to direct the review of potential opportunities to re-deploy the sales proceeds in other ventures. Mr. McIntosh is paid $15,000 per month plus out-of-pocket expenses. Furthermore, Mr. McIntosh will be paid a fee of $60,000 for leading the Company's now terminated merger discussions with IRG, regardless of the outcome of the transaction. Such payment has been deferred until June 2001 and will be paid in four equal installments. The Company had agreed to pay Mr. McIntosh an additional $200,000 fee had the transaction with IRG been successful. Both Mr. McIntosh and Mr. Hartley received $166,667 each under a bonus plan which was adopted by the Company for the non-employee directors whereby they would share equally in
 .25% of the gross proceeds from the imaging center sales. No Company executive officer currently serves on the Compensation Committee or any similar committee of another public company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth, as of March 16, 2001, the beneficial ownership of the Company's Common Stock ("Common Stock") by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock in reliance upon information set forth in any statements filed with the Securities and Exchange Commission ("SEC") under Section 13(d) or 13(g) of the Exchange Act, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                                            BENEFICIAL OWNERSHIP(1)
                                                                            -----------------------

NAME                                                                   COMMON STOCK              PERCENT
----                                                                   ------------              -------

Warren G. Lichtenstein                                                4,818,050(2)(12)             21.5%
Steel Partners II, L.P.                                               4,818,050(2)(12)             21.5
  150 East 52nd Street
  21st Floor
  New York, New York 10022

The Robert C. Fanch Revocable Trust                                   1,755,300(12)                 7.8
  1873 South Bellaire Street, Suite 1550
  Denver, CO 80222
Lighthouse Capital Insurance Company                                  1,687,750                     7.5
  Anderson Square
  3rd Floor
  P.O. Box 112356T
  Grand Cayman, BVI
C. Keith Hartley                                                        212,334(3)                    *
Jack L. Howard                                                           67,200(2)(10)                *
Francis D. Hussey, Jr                                                 1,138,100(9)                  5.1
Glen M. Kassan                                                               --(2)                   --
Michael A. O'Hanlon                                                     138,000(4)                    *
David McIntosh                                                          120,000(5)                    *
Joseph A. Paul                                                          375,001(6)                  1.6
Leon F. Maraist                                                          85,164(7)                    *
P. Andrew Shaw                                                           60,000(8)                    *
Jerry E. Aron                                                                --                      --
All directors and executive officers as a group (10 persons)          2,195,799(11)                 9.4

----------

* Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 16, 2001 have been exercised.

Calculation of percentage ownership was based on 22,417,205 shares of Common Stock outstanding as of March 16, 2001.

(2) Mr. Lichtenstein is Chairman of the Board, Secretary and Managing Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and claims sole beneficial ownership of the shares held by such limited partnership. His address is the same as such limited partnership. Messrs. Kassan and Howard were elected to the Company's Board of Directors in February 2001 at Steel Partners, L.L.C.'s, request. They disclaim beneficial ownership of the shares held by such limited partnership.

(3) Mr. Hartley was a Managing Partner, Corporate Finance, of Forum Capital Markets LLC ("Forum") through May 2000, which served as an underwriter in connection with the Company's $57.5 million Debenture offering. First Union Corporation bought Forum in May 2000 and the 319,445 warrants that were originally held by Forum were transferred to Founders Financial Group ("Founders") upon sale of Forum. Founders is now the holder of record of warrants to purchase 319,445 shares of Common Stock. Mr. Hartley claims beneficial interest in 37,334 of such warrants. The shares also include fully vested options to purchase 75,000 shares of Common Stock at $.9370 exercise price and 100,000 shares of Common Stock at $.9060 exercise price.

(4) Includes 8,000 shares of Common Stock and fully vested options to purchase 30,000 shares of Common Stock at $.9370 exercise price and 100,000 shares of Common Stock at $.9060 exercise price.

(5) Includes 10,000 shares of Common Stock and fully vested options to purchase 10,000 shares of Common Stock at $.9370 exercise price and 100,000 shares of Common Stock at $.9060 exercise price.

(6) Includes fully vested options to purchase 375,001 shares of Common Stock at $.9370 exercise price. Mr. Paul resigned as of January 5, 2001.

(7) Includes 10,164 shares of Common Stock and fully vested options to purchase 75,000 shares of Common Stock at $.9370 exercise price.

(8) Includes fully vested options to purchase 60,000 shares of Common Stock at $.9370 exercise price.

(9) Includes 1,138,100 shares of Common Stock. Dr. Hussey has shared voting power over 80,300 shares.

(10) Includes 67,200 shares of Common Stock, 42,000 shares of which is held indirectly.

(11)     Includes all shares and options described in footnotes 3-10 above.

(12) Information obtained from Schedules 13(d) filed with the SEC by the beneficial owners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, the Company entered into an agreement with Steel Partners II, L.P., ("Steel Partners"), currently a 21.5% shareholder, which allows, for a period of three years, Steel Partners to acquire up to 45% of the outstanding voting stock of the Company without prior board approval. Further, Steel Partners has agreed that for a period of three years after it becomes an Interested Stockholder, as defined by the Delaware Business Combination Statute (the "Delaware Statute"), any transaction proposed by Steel Partners to the shareholders must be one in which all shareholders are treated alike. In addition, in order to enhance the Company's strategic flexibility, the board of directors voted to make the restrictive provisions of the Delaware Statute inapplicable to Steel Partners.

Director, Michael O'Hanlon, is the President and Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS. DVIFS and DVIBC are lenders to the Company. As of December 31, 2000 and 1999, DVI had loans with aggregate principal amounts outstanding with the Company of approximately

$45.2 million and $83.4 million, respectively. In 2000 and 1999, the Company paid an aggregate of approximately $25.5 million and $25.9 million in principal and interest to DVI and its affiliates on these loans, respectively. In addition, during 2000, the Company paid an additional $39.0 million, which included payments for principal, interest, prepayment penalties and additional fees, in repayment of the debt relating to the sale of the imaging centers. In 2001, it is anticipated that the Company will pay an aggregate of approximately $17.2 million in principal and interest to DVI and its affiliates on these loans. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing, effected after December 31, 1999. See Debt of Discontinued Operations and Subordinated Convertible Debentures of Discontinued Operations both under Note 3 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

Effective May 2000 through February 2001, David McIntosh (a current Director) was engaged to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures, at $15,000 per month plus out-of-pocket expenses. The Company has paid Mr. McIntosh $120,000 in consulting fees in 2000, and $30,000 through April 2001. Furthermore, Mr. McIntosh will be paid a fee of $60,000 for leading the Company's now terminated merger discussions with IRG, regardless of the outcome of the transaction. Such payment has been deferred until June 2001 and will be paid in four equal installments. The Company had agreed to pay Mr. McIntosh an additional $200,000 fee had the transaction with IRG been successful.

On August 14, 2000, the Company sold the assets of four of its imaging centers to a Company controlled by Alan A.Winakor, a former executive vice president of the Company who resigned as part of this transaction. The sales price was $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.3 million. Mr. Winakor surrendered 297,628 shares of the Company's common stock as part of this transaction.

On October 27, 2000, Joseph A. Paul, then President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. Simultaneously, an entity controlled by Mr. Paul acquired three of the Company's imaging centers for a sales price of $8.9 million, consisting of $7.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $1.7 million. The transaction was subject to the receipt of a fairness opinion and a business valuation. In addition, the Company provided billing and collection services for these three imaging centers from the sale date through December 31, 2000. The Company charged the centers a collection fee of 5% of the net collections per month. Upon resignation, Mr. Paul has been engaged to perform consulting services, primarily related to the Company's disposition of imaging centers, at $15,000 per month plus out-of-pocket expenses. On March 1, 2001, the Company elected to terminate this consulting agreement effective May 5, 2001. The Company has paid Mr. Paul $60,000 in consulting fees in 2001.

In connection with the Plan of Restructuring, the Company adopted a bonus plan for non-employee directors whereby they would share equally in .25% of the gross proceeds from the imaging center sales and would be payable as sales occurred but no later than December 31, 2000. The total amount paid or accrued as of December 31, 2000 for the three non-employee directors, Messrs. Hartley, McIntosh and O'Hanlon, was $500,000.

Furthermore, under this Plan of Restructuring, in order to assure the continued employment of the executive officers during the imaging center sales process, the Board of Directors approved a retention bonus program for executives including Messrs. Leon F. Maraist, P. Andrew Shaw and Joseph A. Paul, payable proportionately as sales of the imaging centers were completed with the unpaid balance of the retention bonus accrued at December 31, 2000. The total amount paid or accrued to the above named executives and others as retention bonuses was $1.1 million as of December 31, 2000. In addition, executives including the above named executives, elected to deem their employment agreements terminated by the Company without cause due to change in control. As a result, they were entitled to receive lump sum compensation. The total amount paid or accrued to the above named executives and others as change in control was $2.4 million as of December 31, 2000.

On March 27, 2001, the Board elected Mr. Glen M. Kassan as the Chairman of the Board. The Company has agreed to pay Mr. Kassan $15,000 per month effective March 27, 2001 for six months for his services as the Chairman.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents Filed as Part of this Report

                  (1)      Consolidated Balance Sheets as of December 31, 2000
                           and 1999

                           Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

                           Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years in the period ended December 31, 2000

                           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

                           Notes to Consolidated Financial Statements

                  (2) Schedule II, Valuation and Qualifying Accounts and Reserves, for each of the three years ended December 31, 2000 is submitted herewith.

(b)      Reports on Form 8-K

                           No report on Form 8-K was filed during the quarter ended December 31, 2000.

(c)      Exhibits -- (See Exhibit Index included elsewhere herein.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             US DIAGNOSTIC INC.

Date: April 17, 2001                       By: /s/ Leon F. Maraist
                                               -----------------------------
                                                   Leon F. Maraist
                                                   Chief Executive Officer,
                                                   President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                                 Date
----                                -----                                                 ----

/s/ Leon F. Maraist                 Chief Executive Officer, President and Director       April 17, 2001
--------------------------          (Principal Executive Officer)
Leon F. Maraist

/s/ P. Andrew Shaw                  Executive Vice President and Chief Financial          April 17, 2001
--------------------------          Officer (Principal Financial Officer and
P. Andrew Shaw                      Principal Accounting Officer)

/s/ Glen M. Kassan                  Chairman of the Board and Director                    April 17, 2001
--------------------------
Glen M. Kassan

/s/ C. Keith Hartley                Director                                              April 17, 2001
--------------------------
C. Keith Hartley

/s/ Jack L. Howard                  Director                                              April 17, 2001
--------------------------
Jack L. Howard

/s/ Francis D. Hussey, Jr.          Director                                              April 17, 2001
--------------------------
Francis D. Hussey, Jr.

/s/ David McIntosh                  Director                                              April 17, 2001
--------------------------
David McIntosh

/s/ Michael A. O'Hanlon             Director                                              April 17, 2001
--------------------------
Michael A. O'Hanlon

                               US DIAGNOSTIC INC.
                                 SCHEDULE II(1)

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

In thousands

                                                         Column A      Column B      Column C      Column D        Column E

                                                                          Additions

                                                        Balance at    Charged to    Charged to                     Balance at
                                                       Beginning of   Costs and        Other       Deductions        End of
Description                                               Period       Expenses      Accounts      (describe)        Period

Year Ended Dec. 31, 2000
------------------------

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
    receivable                                            $ 7,110        $13,769        $--        $ 6,591(a)        $14,288
  Allowance for loss on other
    receivables                                           $    --        $    --        $--        $    --           $    --

Year Ended Dec. 31, 1999
------------------------

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
    receivable                                            $ 8,300        $ 6,062        $--        $ 7,252(a)        $ 7,110
  Allowance for loss on other
    receivables                                           $    --        $    --        $--        $    --           $    --

Year Ended Dec. 31, 1998
------------------------

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
    receivable                                            $17,312        $ 6,493        $--        $15,505(a)        $ 8,300
  Allowance for loss on other
     receivables                                          $    --        $    --        $--        $    --           $    --


(a)      Accounts written off.

(1) The schedule applies to the Company as a whole, both continuing and discontinued operations.

                                  EXHIBIT INDEX

3.1      Certificate of Incorporation of the Registrant.(1)

3.2 Amended and restated Bylaws as amended March 27, 2001 of the Registrant.

4.1      Form of Unit Purchase Option.(1)

4.2      Form of Warrant Agreement.(1)

4.3 Indenture relating to 9% Subordinated Convertible Debentures by the Company to American Stock Transfer & Trust Company, as Trustee, dated as of March 29, 1996.(4)

4.4 Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001.(5)

4.5 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debentures dated as of March 24, 1998.(5)

10.1     1993 Stock Option Plan.(1)

10.2     1995 Long Term Incentive Plan.(2)

10.3 Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(3)

10.4 Amended and Restated Note dated December 21, 1998 between US Diagnostic Inc. and DVI Financial Services, Inc.(7)

10.5 Amended and Restated Common Stock Purchase Warrant Agreement between US Diagnostic Inc., and DVI Financial Services, Inc.(7)

10.6 Letter of Agreement dated September 29, 1997 between the Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997.(6)

10.7 Amendment No. 2 dated March 31, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)

10.8 Letter of Agreement dated July 19, 1999 between the Company and DVI Financial Services, Inc. confirming amendment of the Twenty-Five Million Dollar Note dated December 21, 1998.(9)

10.9 Nondiscrimination Agreement between US Diagnostic, Inc. and Steel Partners II, L.P. dated January 6, 2000.(8)


10.10 Employment letter dated January 27, 2000 between the Company and P. Andrew Shaw.(9)

10.11 Amendment No. 4 dated November 8, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)

10.12 Secured Promissory Note A dated November 8, 1999, relating to Amendment No. 4.(9)

10.13 Secured Promissory Note B dated November 8, 1999, relating to Amendment No. 4.(9)

10.14 Amendment to Security Agreements (Loan A Guarantors) dated November 8, 1999, relating to Amendment No. 4.(9)

10.15 Amendment to Security Agreements (Loan B Guarantors) dated November 8, 1999, relating to Amendment No. 4.(9)

10.16 Security Agreement (Springing Lien A) dated November 8, 1999, relating to Amendment No. 4.(9)

10.17 Security Agreement (Springing Lien B) dated November 8, 1999, relating to Amendment No. 4.(9)

10.18 Acknowledgement and Confirmation of Guaranties dated November 8, 1999, relating to Amendment No. 4.(9)

10.19 Amendment No. 6 dated January 18, 2000 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)

10.20    Consulting Agreement with David McIntosh dated April 27, 2000.(10)

10.21 Second Amended and Restated Note between the Company and DVI Financial Services Inc. dated June 21, 2000 to the Amended and Restated Note dated December 21, 1998.(11)

10.22 Plan of Restructuring of US Diagnostic Inc. Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC June 22, 2000.(11)

10.23 Asset Purchase Agreement, dated July 25, 2000, by and among Comprehensive Diagnostic Imaging, Inc., Comprehensive Medical Imaging, Inc. and US Diagnostic Inc. and each seller named in Exhibit A of the Asset Purchase Agreement.(12)

10.24    First Amendment to Asset Purchase Agreement dated August 31, 2000.(12)

10.25    Second Amendment to Asset Purchase Agreement dated September 15,
         2000.(12)

10.26    Third Amendment to Asset Purchase Agreement dated September 20,
         2000.(12)

10.27    Exhibit A of Asset Purchase Agreement.(12)

10.28 Purchase Agreement dated September 20, 2000 By and Among Columbus Acquisition Corp., a Florida Corporation, Montclair Acquisition LLC, a Florida Limited Liability Company, Greystone Acquisition Corp., a Florida Corporation, US Diagnostic Inc., a Delaware Corporation, USD Montclair, Inc., a Delaware Corporation and Meditek Industries Corp., a Florida Corporation.(13)

10.29 Consulting Agreement between the Company and Joseph A. Paul dated October 27, 2000.(13)

10.30 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for September and October 2000.(13)

10.31 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for November 2000 through February 2001.(13)

10.32    Employment letter dated May 31, 2000 between the Company and Jerry E.
         Aron.

10.33    Employment letter dated November 21, 2000 between the Company and Leon
         F. Maraist.

10.34 Employment letter dated December 1, 2000 between the Company and P. Andrew Shaw.

10.35 Amendment dated January 10, 2001 to employment letter dated May 31, 2000 between the Company and Jerry E. Aron.

10.36 Consulting Agreement between the Company and David McIntosh dated January 24, 2001.

21       Subsidiaries.

23       Consent of Deloitte & Touche LLP dated April 16, 2001.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414).

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536).

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.

(4) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.

(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.


(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(7) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the Company's Report on Form 8-K dated January 7, 2000.

(9) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2000.

(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(12) Incorporated by reference to the Company's Report on Form 8-K dated September 20, 2000.

(13) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000.