Form 10-Q
period 2001-03-31
U S DIAGNOSTIC INC
filed 2001-05-21
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

            Delaware                                            11-3164389
 -------------------------------                           --------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification  No.)

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

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding At May 11, 2001:
----------------------------                      ----------------------------

Common stock, $.01 par value                            22,317,205 shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

    In thousands, except share data


                                                                                    March 31,        December 31,
                                                                                       2001              2000
                                                                                    ---------        ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                       $   4,411         $   4,458
    Accounts receivable, net of allowance for bad debts of $5,532 and
        $5,194 in 2001 and 2000, respectively                                           1,936             3,976
    Other receivables                                                                      --                55
    Prepaid expenses and other current assets                                             255               283
                                                                                    ---------         ---------
     TOTAL CURRENT ASSETS                                                               6,602             8,772

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
   amortization of $2,901 and $2,679 in 2001 and 2000, respectively                     2,363             2,583

OTHER ASSETS                                                                               99                99
                                                                                    ---------         ---------
    TOTAL ASSETS                                                                    $   9,064         $  11,454
                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                               $   1,104         $     996
     Accrued expenses                                                                   2,036             4,612
     Net liabilities of discontinued operations (Note 2)                               14,689            13,299
     Current portion of long-term debt                                                     57                56
     Obligations under capital leases - current portion                                   283               277
     Other current liabilities                                                            221               305
                                                                                    ---------         ---------
         TOTAL CURRENT LIABILITIES                                                     18,390            19,545

Long-term debt, net of current portion                                                    110               125
Obligations under capital leases, net of current portion                                  409               479
                                                                                    ---------         ---------
         TOTAL LIABILITIES                                                             18,909            20,149
                                                                                    ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 6)                                                     --                --

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none
       issued                                                                              --                --
   Common stock, $.01 par value; 50,000,000 shares authorized; 22,417,205 and 22,412,405 shares issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively                                                    224               224
   Additional paid-in capital                                                         147,696           147,696
   Deferred stock-based compensation                                                      (80)             (105)
   Accumulated deficit                                                               (157,685)         (156,510)
                                                                                    ---------         ---------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                 (9,845)           (8,695)
                                                                                    ---------         ---------

    TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                                    $   9,064         $  11,454
                                                                                    =========         =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)
--------------------------------------------------------------------------------


In thousands, except per share data

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2001             2000
                                                                       --------         --------
INTEREST AND OTHER INCOME                                              $     27         $     14
                                                                       --------         --------
COSTS AND EXPENSES:
     General and administrative                                           3,066            3,070
     Depreciation                                                           276              217
     Stock-based compensation                                                25               84
     Interest expense                                                        26               27
                                                                       --------         --------
        TOTAL COSTS AND EXPENSES                                          3,393            3,398
                                                                       --------         --------
LOSS FROM CONTINUING OPERATIONS                                          (3,366)          (3,384)
                                                                       --------         --------

DISCONTINUED OPERATIONS (NOTE 2):
    Income (loss) from discontinued operations, net of income
       taxes                                                              1,214           (1,349)
    Net gain on disposition of discontinued operations, net of
       income taxes                                                         977               --
                                                                       --------         --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                2,191           (1,349)
                                                                       --------         --------
NET LOSS                                                               $ (1,175)        $ (4,733)
                                                                       ========         ========


BASIC AND DILUTED EARNINGS PER COMMON SHARE
     Loss from continuing operations                                   $   (.15)        $   (.15)
     Income (loss) from discontinued operations                             .10             (.06)
                                                                       --------         --------
     Net loss                                                          $   (.05)        $   (.21)
                                                                       ========         ========

     Weighted-average common shares outstanding                          22,414           22,653
                                                                       ========         ========





See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE
THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------


In thousands


                                                                  Additional                                             Total
                                    Common          Common          Paid-in          Deferred       Accumulated       Stockholders'
                                    Shares          Stock           Capital        Compensation        Deficit         Deficiency
                                    ------        ---------       ----------       ------------     -----------       -------------
BALANCE - JANUARY 1, 2001           22,412        $     224        $ 147,696        $    (105)        $(156,510)        $  (8,695)

Restricted stock issued                  5               --               --               --                --                --

Amortization of deferred
   compensation                         --               --               --               25                --                25

Net loss                                --               --               --               --            (1,175)           (1,175)
                                    ------        ---------        ---------        ---------         ---------         ---------
BALANCE - MARCH 31, 2001            22,417        $     224        $ 147,696        $     (80)        $(157,685)        $  (9,845)
                                    ======        =========        =========        =========         =========         =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

In thousands, except supplemental schedule of non-cash activities


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2001             2000
                                                                       --------         --------
OPERATING ACTIVITIES
      NET CASH USED IN OPERATING ACTIVITIES                            $ (7,100)        $ (1,860)
                                                                       --------         --------

INVESTING ACTIVITIES
      Purchases of equipment                                                (46)          (2,224)
      Payment of purchase price due on companies acquired                    --              (22)
      Proceeds from the sale of imaging centers, net of
          cash retained by purchasers                                    11,840               --
      Proceeds from dispositions of property and equipment                   10               51
      Contribution of capital by minority partners                           --               70
                                                                       --------         --------
      NET CASH - PROVIDED BY (USED IN) INVESTING ACTIVITIES              11,804           (2,125)
                                                                       --------         --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                               --           12,680
      Repayments of notes payable and obligations under capital
          leases                                                         (4,751)          (8,172)
                                                                       --------         --------
      NET CASH - PROVIDED BY (USED IN) FINANCING ACTIVITIES              (4,751)           4,508
                                                                       --------         --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                       (47)             523

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           4,458            5,811
                                                                       --------         --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  4,411         $  6,334
                                                                       ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

      Interest                                                         $  1,591         $  4,926
                                                                       ========         ========
      Income taxes                                                     $    341         $     11
                                                                       ========         ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $0 and $374,000 during the three months ended March 31, 2001 and 2000, respectively.

During the three months ended 2001, debt and capital lease obligations decreased by $4.8 million and property and equipment decreased by $6.3 million as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $5.8 million as a result of the sale of imaging centers. The Company used $1.2 million of sale proceeds to repay debt not specifically related to the sold centers.

During the three months ended 2001, the Company wrote-off net property and equipment of $132,000 as a result of the closing of non-performing imaging centers.

The Company issued 4,800 and 17,000 shares of restricted stock during the three months ended March 31, 2001 and 2000, respectively.



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1]  BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2001, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2000.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously issued financial statements in order to conform with the financial statement presentation of the current period.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net losses for the years ended December 31, 2000 and 1999 and as of March 31, 2001 had an accumulated deficit of approximately $157.7 million. The Company has prepared a business plan and cash flow projections for the year ending December 31, 2001 which indicates that the Company's cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"); also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million (a "Deficiency Offer"). On May 1, 2001, the

Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is unable to borrow additional amounts because doing so would cause non-compliance with certain Indenture covenants and constitute an additional default under the Indenture. Furthermore, the Company currently estimates that it will have insufficient cash resources to repay $10.0 million due on the June 30, 2001 maturity of its 6 1/2% Convertible Notes due June 2001 (the "Notes"). In light of these defaults and other defaults as described in DEBT OF DISCONTINUED OPERATIONS under Note 2 or other potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Although the Company has sold 33 medical diagnostic imaging centers since May 2000 pursuant to the Plan of Restructuring, the pace of such sales at favorable prices and terms has not met with expectations. The Company also needs to maintain a corporate infrastructure to operate remaining centers pending sale and collect accounts receivable of sold centers and is required to devote a significant portion of its cash flow to the repayment of the principal and interest of its debt. Based on its current estimates, the Company anticipates that, absent completion of additional center sales or the availability of additional short term liquidity, its current cash and cash generated from operations will be insufficient to meet its anticipated cash needs; however, if its principal repayments can be appropriately restructured, the Company believes that its cash flow will be sufficient to permit it to continue to operate its remaining imaging centers, service its restructured debt obligations and, as market conditions allow, sell the Company as a whole or complete the sale of the remaining centers over time, although there can be no assurance in this regard.

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

The Company is currently formulating a proposed debt restructuring with the assistance of its financial advisor, Imperial Capital LLC and its counsel, Greenberg Traurig, P.A. The Company anticipates meeting with its debt holders during or before June 2001. The Company currently plans to continue selling imaging centers where appropriate price levels and terms can be obtained and to reduce its overhead as quickly as possible; however, given the current market climate for, and relatively slow pace of imaging center sales, the needed debt restructuring, the need to retain corporate infrastructure to operate imaging centers pending sale and other factors, the Company's strategic review could result in a modification or abandonment of the Plan of Restructuring.

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

[2] DISCONTINUED OPERATIONS

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

The continuing operations include the applicable components of the balance sheets and results of operations of four cost centers (the corporate headquarters, the billing office, the regional operational center and the MIS department) plus the retained, net estimated realizable value of receivables of the imaging centers that were sold or closed during the three months ended March 2001 and during 2000. The discontinued operations include the assets, liabilities and results of operations of all imaging centers, including, for the period to the date of disposition, those that have been sold or closed during the three months ended 2001 and during 2000.

The components of discontinued operations reflected as net liabilities of discontinued operations in the condensed consolidated balance sheets and the revenues included in discontinued operations in the condensed consolidated statements of operations are as follows:

Balance sheet data:

In thousands
                                                     March 31,    December 31,
                                                       2001           2000
                                                     --------     ------------

Accounts receivable, net of allowance for bad
   debts of $8,334 and $9,094 in 2001 and 2000,
   respectively                                      $ 16,106       $ 17,877
Other receivables                                       1,137          3,191
Prepaid expenses and other current assets               2,018          3,065
Property and equipment (see detail below)              30,067         38,698
Intangible assets (see detail below)                   31,997         38,438
Investment in and advances to unconsolidated
   subsidiaries                                         2,963          3,125
Accounts payable                                       (5,592)        (7,525)
Accrued expenses                                       (7,548)        (9,294)
Other current liabilities                              (2,139)        (5,365)
Subordinated convertible debentures (see detail
   below)                                             (21,866)       (21,843)
Debt (see detail below)                               (53,832)       (62,330)
Obligations under capital leases                       (6,883)        (7,834)
Minority interest                                      (1,117)        (3,502)
                                                     --------       --------
Net liabilities of discontinued operations           $(14,689)      $(13,299)
                                                     ========       ========



Statement of operations data:


In thousands

                                                      Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       2001           2000
                                                     --------       --------

Net revenue                                          $ 17,020       $ 38,511
                                                     ========       ========


The income (loss) from discontinued operations and the net gain on disposition of discontinued operations is net of the following income tax amounts:

In thousands

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                           2001           2000
                                                           ----           ----
Income tax provision applicable to:

Income (loss) from discontinued operations                  $115          $134
Net gain on disposition of discontinued operations           128            --
                                                            ----          ----
     Total income tax provision                             $243          $134
                                                            ====          ====

PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS

A summary of property and equipment of discontinued operations is as follows:


In thousands

                                                      March 31,    December 31,
                                                        2001           2000
                                                      --------       --------
Land                                                  $  1,179       $  1,844
Buildings                                                1,784          3,014
Medical equipment                                       34,943         46,128
Furniture and fixtures                                     947          1,064
Office, data processing equipment and software           4,996          5,470
Vehicles                                                    44            137
Leasehold improvements                                   5,578          6,593
                                                      --------       --------
  Total                                                 49,471         64,250

Less:  Accumulated depreciation and amortization       (19,404)       (25,552)
                                                      --------       --------

    Property and equipment, net                       $ 30,067       $ 38,698
                                                      ========       ========

Included in property and equipment of discontinued operations is equipment under capital leases amounting to $12.9 million and $13.9 million at March 31, 2001 and December 31, 2000, respectively. Accumulated depreciation for equipment under capital leases of discontinued operations was $5.8 million and $5.7 million as of March 31, 2001 and December 31, 2000, respectively.

Depreciation expense of discontinued operations amounted to $1.9 million and $4.2 million during the three months ended March 31, 2001 and 2000, respectively, of which $464,000 and $920,000, respectively, was attributed to equipment under capital leases.

During the quarter ended March 31, 2001, property and equipment (net of accumulated depreciation) decreased by $6.4 million in connection with the disposition of discontinued operations.

INTANGIBLE ASSETS OF DISCONTINUED OPERATIONS

A summary of intangible assets of discontinued operations is as follows:

In thousands

                                         March 31,        December 31,
                                           2001               2000
                                         --------         ------------

Goodwill                                 $ 37,565           $ 45,078
Covenants not to compete                    1,275              2,551
Customer lists                              2,039              2,540
Other intangibles                               8                124
                                         --------           --------
Total                                      40,887             50,293

Less: Accumulated amortization             (8,890)           (11,855)
                                         --------           --------
         Intangible assets, net          $ 31,997           $ 38,438
                                         ========           ========

Goodwill of discontinued operations consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the quarter ended March 31, 2001, intangible assets (net of accumulated amortization) decreased by $5.8 million in connection with the disposition of discontinued operations.

DEBT OF DISCONTINUED OPERATIONS

The Company has a financing agreement with DVI Financial Services, Inc. ("DVIFS") subject to certain conditions including maintenance of at least $5.0 million in cash during all reporting periods. On May 4, 2001, the Company informed DVIFS that it was not in compliance with this covenant as of March 31, 2001. DVIFS has agreed to waive this requirement and amend the cash maintenance level to a lower amount, equal to the outstanding borrowings directly related to this financing agreement. The Company is in compliance with such amendment.

The Company did not make an interest payment on the Debentures that was due March 31, 2001 which failure constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest as of May 15, 2001 is $991,935. As of September 30, 2000, December 31, 2000 and March 31,
2001, the Company was not in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company is obligated to conduct a Deficiency Offer (see GOING CONCERN under Note 1). On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. Given the Company's current cash resources and pending the Company's efforts to restructure its debt, the Company does not currently expect to conduct the Deficiency Offer in a timely fashion, if at all. Such failure could also constitute a default under the Indenture permitting the acceleration of maturity of the Debentures. Such an event could also give rise to the acceleration of other debt issued by the Company and could have a material adverse effect on the Company's financial condition and ability to execute the Plan of Restructuring. In addition, as of March 31, 2001, the Company's debt to operating cash flow ratio was insufficient under the debt incurrence test thereby limiting its ability to incur additional debt. The Company also estimates that it will have insufficient cash to repay its 6 1/2% Convertible Notes, the $10.0 million principal balance of which matures on June 30, 2001. See MANAGEMENT'S PLANS under Note 1 for further detail.

During the quarter ended March 31, 2001, the Company repaid $1.3 million of the revolving credit loan with DVI Business Credit Corporation ("DVIBC") including $1.2 million from the proceeds of the sold imaging centers.

During the quarter ended March 31, 2001, debt and obligations under capital leases decreased by $4.8 million in connection with the disposition of discontinued operations.

SOLD/CLOSED IMAGING CENTERS OF DISCONTINUED OPERATIONS

On January 2, 2001, the Company sold the assets of three imaging centers to Comprehensive Diagnostic Imaging, Inc. and Comprehensive Medical Imaging, Inc. (collectively referred to as "CMI"). CMI had previously purchased 13 imaging centers from the Company in August and September 2000. The sales price was $13.9 million, consisting of $11.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $2.7 million. The Company also repaid $1.2 million on its revolving credit loan with DVIBC from the proceeds of this sale.

On January 18, 2001, the Company sold its partnership interest in an imaging center with an effective date of January 1, 2001. The sales price was $350,000 in cash.

On March 5, 2001, the Company sold its assets in an imaging center. The sales price was $2.0 million, $1.1 million of which was cash. As a result of the sale, the Company also repaid $900,000 on a loan with DVIFS.

On January 19, 2001, the Company entered into an agreement concerning the sale of its 80% interest in two imaging centers in Louisiana, with an effective date of January 1, 2001. The consideration was approximately $2.3 million. The conditions of the agreement were fully satisfied on March 20, 2001.

The Company closed one underperforming imaging center in each of the first quarters of 2001 and 2000.

No imaging centers were sold in the first quarter of 2000.

The following is a summary of the gains and/or losses recognized on the above described sales for the quarter ending March 31, 2001 as well as the losses on the closing of non-performing imaging centers. There was no gain (loss) on disposition of discontinued operations as of March 31, 2000.

             In thousands

                                                                          2001
                                                                         ------

             Net gains on sold imaging centers                           $4,498
             Losses on closed imaging centers                              (135)
                                                                         ------

                Net gain on disposition of discontinued operations        4,363

             Less:
             Minority interest in gain on sale of subsidiaries            3,258
             Income tax provision                                           128
                                                                         ------

             Net gain on disposition of discontinued operations,
                net of income taxes                                      $  977
                                                                         ======

SUBSEQUENT EVENTS OF DISCONTINUED OPERATIONS

On May 9, 2001, the Company sold the assets of an imaging center. The sales price was $8.0 million, consisting of $6.4 million cash, $1.0 million deferred consideration subject to certain conditions and targets being met, and the assumption by the purchaser of debt and other obligations amounting to $0.6 million. As a result of the sale, the Company also repaid $1.8 million on a revolving credit loan with DVIBC and $1.0 million on the DVIFS unsecured loan.

[3] PROPERTY AND EQUIPMENT

A summary of the property and equipment remaining in the Company's continuing operations is as follows:

In thousands

                                                     March 31,     December 31,
                                                      2001            2000
                                                     -------       -----------

Furniture and fixtures                               $ 1,208         $ 1,208
Office, data processing equipment and software         3,899           3,894
Leasehold improvements                                   157             160
                                                     -------         -------
  Total                                                5,264           5,262

Less: Accumulated depreciation and amortization       (2,901)         (2,679)
                                                     -------         -------
    Property and equipment, net                      $ 2,363         $ 2,583
                                                     =======         =======


Included in property and equipment is equipment under capital leases amounting to $1.2 million at March 31, 2001 and December 31, 2000, respectively. Accumulated depreciation for equipment under capital leases was $435,000 and $379,000 as of March 31, 2001 and December 31, 2000, respectively.

Depreciation expense amounted to $276,000 and $217,000 during the three months ended March 31, 2001 and 2000, respectively, of which $55,000 and $40,000, respectively, was attributed to equipment under capital leases.

[4] INCOME TAXES

Income taxes have been provided based upon the Company's anticipated annual effective income tax rate.

[5] EARNINGS PER SHARE

The Company had a loss from continuing operations for the three months ended March 31, 2001 and 2000, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 2.1 million and 3.4 million shares of the Company's common stock as of March 31, 2001 and 2000, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of March 31, 2001 and 2000, respectively; and (iii) unissued restricted stock amounting to 91,800 and 148,600 shares of the Company's common stock as of March 31, 2001 and 2000, respectively.

[6] LITIGATION

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

Both cases were stayed by agreement of the parties until early 2001 pending settlement discussions. The Company attended mediation on these matters in April 2001, which resulted in a preliminary settlement; however, there can be no assurance that a final settlement will be reached. The preliminary settlement provides that both lawsuits would be dismissed with prejudice; the Note would be cancelled; Dr. Richey would have a thirty day option to acquire certain equipment for $200,000; URA and Dr. Richey would be responsible to pay all accounts payable for the centers originally sold to URA; and the parties would exchange full and complete mutual releases.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against US Diagnostic Inc. (the "Company") alleging breach of a contract to provide radiology services and specifically improper termination of the contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the "oral agreement." In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. On May 3, 1999, this matter was tried before a jury in Montgomery County, Alabama. The trial concluded on May 7, 1999 and the jury returned a verdict against the defendant in the amount of $1,134,000 as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. The Company paid $600,000 to a bonding company which posted a bond to secure payment of the judgment and appealed the verdict to the Alabama Supreme Court which ruled against the Company in a split decision. The Company's request for a rehearing of that decision was rejected. The plaintiff's initial attempt to collect the $1.4 million judgment, inclusive of interest, from the bonding company was unsuccessful. If the bonding Company is unable to, or refuses to perform under the bond, the plaintiff would have recourse against the Company for the full amount of the judgment. Assuming the bonding company performs under the bond, the Company would owe it approximately $800,000. The Company has recognized the settlement expense as of December 31, 2000 as a result of this lawsuit.

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company's current cash resources are limited because its cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on the Debentures as well as the compliance with a number of other covenants under the Indenture including the obligations to make a Deficiency Offer; these defaults could result in the acceleration of maturities of the Debentures. Furthermore, the Company currently estimates that it will have insufficient cash resources to repay $10.0 million due on the June 30, 2001 maturity of the Notes. In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and has retained Imperial Capital and Greenberg Traurig to advise in this regard and assist the Company in reviewing its strategic plans. If these uncertainties cannot be resolved successfully and in a timely manner, the Company may be required to seek a reorganization under the federal bankruptcy laws.

Pursuant to the Plan of Restructuring, the Company has sold a total of 33 imaging centers since May 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell the remaining imaging centers at favorable or acceptable prices or at all and there is currently substantial uncertainty that the Plan of Restructuring can be completed as originally intended. The sales of the Company's imaging centers pursuant to the Plan of Restructuring were not substantially completed by the original earliest anticipated date of March 31, 2001.

For financial statement purposes, the assets, liabilities and results of operations (except for cash flows) of the imaging centers have been differentiated from those of continuing operations and are presented in the Company's condensed consolidated financial statements as discontinued operations.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations, net of income taxes increased by $2.5 million from a loss for the three months ended March 31, 2000 of $1.3 million to income of $1.2 million for the comparable 2001 period. Part of this increase was due to a gain resulting from a legal settlement for $2.4 million received in March 2001 which was offset by a loss from another unrelated legal settlement for $2.1 million. In addition, during the 2000 period the Company had an additional $0.5 million relating to amortization of equity participation fees that were fully amortized as of December 31, 2000. Furthermore, due to sale of imaging centers pursuant to Plan of Restructuring and additional repayments of debt, interest expense decreased by $2.0 million from $4.2 million for three months ended March 31, 2000 to $2.2 million for three months ended March 31, 2001.

During the three months ended March 31, 2001, the Company recognized a pre-tax loss of $135,000 relating to the closing of one imaging center that was non-performing and recognized a pre-tax net gain of $4.5 million on the sale of seven imaging centers. Offsetting the pre-tax net gain of $4.5 million is $3.3 million of gain attributable to minority interests in some of the subsidiaries that were sold. See SOLD/CLOSED IMAGING CENTERS OF DISCONTINUED OPERATIONS under
Note 2 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000.

Costs and expenses of continuing operations for the three months ended March 31, 2001 (the "2001 three month period") remained comparable at $3.4 million to that of the three months ended March 31, 2000 (the "2000 three month period"). Operating expenses from continuing operations primarily consist of general and administrative ("G&A") expenses related to the day-to-day operating activities of the Company which is comparable at $3.1 million for both periods. Even though certain costs such as salaries decreased during the 2001 three month period as compared to the 2000 three month period, this decrease was offset by increase in other costs such as legal and consulting fees relating to the implementation of the Plan of Restructuring. As a result, overall G&A expenses did not decrease during 2001. Furthermore, the Company has been unable to reduce overhead to the extent desired due to the need to maintain corporate infrastructure to operate remaining centers, collect accounts receivable and conduct imaging center sales. The costs and expenses also include charges for stock-based compensation of $25,000 for the 2001 three month period and $84,000 for the 2000 three month period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had a working capital deficiency of $11.8 million, which included net liabilities of discontinued operations of $14.7 million, compared to a working capital deficiency of $10.8 million at December 31, 2000, which included net liabilities of discontinued operations of $13.3 million. The increase in the working capital deficiency from 2000 to 2001 is primarily due to an increase in the net liabilities of discontinued operations by $1.4 million. The Company's primary short-term liquidity requirements as of March 31, 2001 include obligations under debt and capital leases, accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers.

Net cash used in operating activities during the 2001 three month period was $7.1 million, compared to $1.9 million used in operating activities during the 2000 three month period. The main increase in negative cash flow from operations in the 2001 three month period was due to a decrease in revenues and operating cash flows directly related to the sale of seven imaging centers and closing of one imaging center in the three months ended March 31, 2001 (in addition to the sale of 25 imaging centers and closing of 10 imaging centers in 2000). Furthermore, a $2.4 million gain resulting from a legal settlement was recorded in the 2001 three month period which was offset by a $2.1 million loss from another legal settlement recorded during the same period.

Net cash provided by investing activities was $11.8 million during the 2001 three month period, compared to net cash used in investing activities of $2.1 million during the 2000 three month period. During the 2001 three month period, the Company received $11.8 million in net cash proceeds from the sale of imaging centers, compared to zero during the 2000 three month period. Equipment purchases were $46,000 during the 2001 three month period, compared to $2.2 million during the 2000 three month period.

Net cash used in financing activities was $4.8 million during the 2001 three month period, compared to $4.5 million provided by financing activities during the 2000 three month period. Proceeds from new borrowings were zero during the 2001 three month period, compared to $12.7 million during the 2000 three month period. Repayments of notes and capital leases totaled $4.8 million during the 2001 three month period, compared to $8.2 million during the 2000 three month period. As discussed in DEBT OF DISCONTINUED OPERATIONS under Note 2 of Notes to Condensed Consolidated Financial Statements, the Company repaid an aggregate of $1.2 million under its revolving credit loan with DVIBC from proceeds received upon the sale of imaging centers during the 2001 three month period.

As of March 31, 2001, the Company has no purchase commitments for capital expenditures and approximately $2.5 million of commitments to enter into operating leases. This forward-looking statement is subject to a number of uncertainties, including the Company's ability to collect accounts receivable, to manage expenses, to obtain financing or refinancing of existing debt on acceptable terms, regulatory changes in Medicare reimbursement rates, and other factors discussed elsewhere in this report.

Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices or obtain additional financial resources (which is unlikely), the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. In light of this, its actual and potential defaults on its indebtedness and its inability to borrow additional amounts due to non-compliance with certain Indenture covenants, the Company will require a restructuring of its debt. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. See MANAGEMENT'S PLANS under Note 1 of Notes to Condensed Consolidated Financial Statements.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 6 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments as they relate to continuing operations at March 31, 2001. The expected maturity categories take into consideration actual amortization of principal and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of March 31, 2001.

There is no disclosure required with respect to interest rate risk relating to the Company's capitalized lease and long-term debt financial instruments as it relates to discontinued operations because either these debt instruments will be assumed by the buyers or will be paid off in full with sales proceeds.

In thousands


                                                   Principal Amount Maturing in:
                           -----------------------------------------------------------------------------------  Fair Value
                             2002          2003          2004         2005        2006    Thereafter    Total    At 3/31/01
                           -------       -------       -------       ------       ----    ----------   -------   ----------
Interest rate
sensitive
liabilities:

Long-term debt
fixed-rate
borrowings                      57            67            43           --         --         --          167        167

Average interest rate         9.58%         9.55%        10.03%          --         --         --         9.68%

Capitalized lease
obligations
fixed-rate
borrowings                     283           185           177           47         --         --          692        692

Average interest rate        11.84%        11.54%        12.22%       12.17%        --         --        11.88%
                           -------       -------       -------       ------       ----      -----      -------       ----
Total                      $   340       $   252       $   220       $   47       $ --      $  --      $   859       $859
                           =======       =======       =======       ======       ====      =====      =======       ====
Weighted-Average
Interest Rates               11.46%        11.01%        11.80%       12.17%        --         --        11.45%
                           =======       =======       =======       ======       ====      =====      =======


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not make an interest payment on the Debentures that was due March 31, 2001. Since this default has remained uncured for 30 days, it could give rise to an acceleration of the maturities of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments. The amount of past due interest as of May 15, 2001 is $991,935. See GOING CONCERN under Note 1 and DEBT OF DISCONTINUED OPERATIONS under Note 2 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

ITEM 5. OTHER EVENTS

Effective April 20, 2001, Warren G. Lichtenstein was elected to the Company's Board of Directors and C. Keith Hartley resigned as a director. Mr. Lichtenstein is the managing member of Steel Partners, LLC, the general partner of the Company's largest shareholder, Steel Partners, II, L.P.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

A report on Form 8-K dated January 16, 2001 was filed during the quarter ended March 31, 2001 disclosing an Item 5 event.

A report on Form 8-K dated March 2, 2001 was filed during the quarter ended March 31, 2001 disclosing an Item 5 event.

Items 2 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      US DIAGNOSTIC INC.



Dated:  May 21, 2001                  By: /s/ Leon F. Maraist
                                          --------------------------------------
                                          Leon F. Maraist
                                          President and Chief Executive Officer




                                      By: /s/ P. Andrew Shaw
                                          --------------------------------------
                                          P. Andrew Shaw
                                          Executive Vice President and
                                          Chief Financial Officer