Form 10-Q
period 2001-06-30
U S DIAGNOSTIC INC
filed 2001-08-16
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------     ------------------------


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

              Delaware                                          11-3164389
 -------------------------------                           --------------------
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

                  Yes [X]  No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 10, 2001:
    -----------------------------             -------------------------------

    Common stock, $.01 par value                      22,317,205 shares

                               US DIAGNOSTIC INC.

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for existing debt, cash flow and working capital availability, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US DIAGNOSTIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except share data



                                                                                      June 30,       December 31,
                                                                                       2001              2000
                                                                                     ---------       ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $   2,465         $   4,458
    Accounts receivable, net of allowance for bad debts of $14,230 and
      $14,288 in 2001 and 2000, respectively                                            17,003            21,853
    Other receivables                                                                    1,761             3,246
    Prepaid expenses and other current assets                                              934             2,499
                                                                                     ---------         ---------
     TOTAL CURRENT ASSETS                                                               22,163            32,056
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
   of $8,734 and $28,231 in 2001 and 2000, respectively                                 20,120            41,281
INTANGIBLE ASSETS, net of accumulated amortization of $5,515 and $11,855 in
   2001 and 2000, respectively                                                          18,458            38,438
OTHER ASSETS                                                                             1,041               948
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                3,155             3,125
                                                                                     ---------         ---------
    TOTAL ASSETS                                                                     $  64,937         $ 115,848
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                                $   5,176         $   8,521
     Accrued expenses                                                                    8,566            13,906
     Subordinated convertible debentures                                                21,889                --
     Current portion of long-term debt                                                  33,383            27,697
     Obligations under capital leases - current portion                                  1,885             3,017
     Other current liabilities                                                           1,896             4,791
                                                                                     ---------         ---------

         TOTAL CURRENT LIABILITIES                                                      72,795            57,932

Subordinated convertible debentures                                                         --            21,843
Long-term debt, net of current portion                                                   8,741            34,814
Obligations under capital leases, net of current portion                                 3,852             5,573
Other liabilities                                                                          672               879
                                                                                     ---------         ---------
         TOTAL LIABILITIES                                                              86,060           121,041
                                                                                     ---------         ---------

MINORITY INTEREST                                                                        1,009             3,502
                                                                                     ---------         ---------
COMMITMENTS AND CONTINGENCIES (Note 11)                                                     --                --

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued             --                --
     Common stock, $.01 par value; 50,000,000 shares authorized; 22,317,205 and
       22,412,405 shares issued and outstanding as of June 30, 2001 and
       December 31, 2000, respectively                                                     223               224
     Additional paid-in capital                                                        147,656           147,696
     Deferred stock-based compensation                                                     (54)             (105)
     Accumulated deficit                                                              (169,957)         (156,510)
                                                                                     ---------         ---------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                 (22,132)           (8,695)
                                                                                     ---------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $  64,937         $ 115,848
                                                                                     =========         =========

See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

In thousands, except per share data

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                      2001             2000             2001             2000
                                                    --------         --------         --------         --------
NET REVENUE                                         $ 15,402         $ 39,151         $ 32,422         $ 77,662
                                                    --------         --------         --------         --------
OPERATING EXPENSES
     General and administrative                       12,333           30,233           25,982           61,159
     Asset impairment losses                          15,519               --           15,519               --
     Bad debt expense                                    542            2,490            1,337            3,921
     Depreciation                                      1,985            4,493            4,122            8,904
     Amortization                                        559            1,314            1,306            2,657
                                                    --------         --------         --------         --------
       TOTAL OPERATING EXPENSES                       30,938           38,530           48,266           76,641
                                                    --------         --------         --------         --------

NET GAIN ON SALE OF SUBSIDIARIES                       4,599           10,184            8,962           10,184
                                                    --------         --------         --------         --------
INCOME (LOSS) FROM OPERATIONS                        (10,937)          10,805           (6,882)          11,205
                                                    --------         --------         --------         --------
OTHER INCOME (EXPENSE)
     Interest expense                                 (1,959)          (3,661)          (4,165)          (7,841)
     Amortization of lender equity
         participation fees                               --             (463)              --             (926)
     Interest and other income (expense)                 285             (127)             573              156
                                                    --------         --------         --------         --------
       TOTAL OTHER INCOME (EXPENSE)                   (1,674)          (4,251)          (3,592)          (8,611)
                                                    --------         --------         --------         --------

Income (loss) before minority interest,
   provision (benefit) for income taxes and
   extraordinary gain                                (12,611)           6,554          (10,474)           2,594
                                                    --------         --------         --------         --------
Minority interest:
    Minority interest gain in sale of
      subsidiaries                                        --            5,183            3,258            5,183
    Minority interest in income (loss) of
      subsidiaries                                       142              385              (48)           1,026
                                                    --------         --------         --------         --------
        Total Minority interest                          142            5,568            3,210            6,209
                                                    --------         --------         --------         --------
Income (loss) before provision (benefit) for
   income taxes and extraordinary gain               (12,753)             986          (13,684)          (3,615)
Provision (benefit) for income taxes                     (16)             722              227              856
                                                    --------         --------         --------         --------
Income (loss) before extraordinary gain              (12,737)             264          (13,911)          (4,471)

EXTRAORDINARY GAIN, NET OF TAXES                         464               --              464               --
                                                    --------         --------         --------         --------
NET INCOME (LOSS)                                   $(12,273)        $    264         $(13,447)        $ (4,471)
                                                    ========         ========         ========         ========

US DIAGNOSTIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED) (CONCLUDED)


In thousands, except per share data

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                      2001             2000             2001             2000
                                                    --------         --------         --------         --------
BASIC AND DILUTED EARNINGS PER COMMON
    SHARE

Income (loss) before extraordinary gain             $   (.57)        $    .01         $   (.62)        $   (.20)
Extraordinary gain                                       .02               --              .02               --
                                                    --------         --------         --------         --------
Net income (loss)                                   $   (.55)        $    .01         $   (.60)        $   (.20)
                                                    ========         ========         ========         ========

Average common shares outstanding
     Basic                                            22,322           22,695           22,369           22,688
                                                    ========         ========         ========         ========
     Diluted                                          22,322           22,727           22,369           22,688
                                                    ========         ========         ========         ========






See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)


In thousands


                                                                     Additional                                        Total
                                        Common        Common          Paid-in         Deferred     Accumulated      Stockholders'
                                        Shares         Stock          Capital       Compensation      Deficit         Deficiency
                                        ------       ---------       ----------     ------------   -----------      -------------
BALANCE - JANUARY 1, 2001               22,412       $     224       $ 147,696       $    (105)      $(156,510)      $  (8,695)

Restricted stock issued                      5              --              --              --              --              --

Common stock redeemed and
   retired upon sale of imaging
   centers                                (100)             (1)            (40)             --              --             (41)

Amortization of deferred
   compensation                             --              --              --              51              --              51

Net loss                                    --              --              --              --         (13,447)        (13,447)
                                        ------       ---------       ---------       ---------       ---------       ---------

BALANCE - JUNE 30, 2001                 22,317       $     223       $ 147,656       $     (54)      $(169,957)      $ (22,132)
                                        ======       =========       =========       =========       =========       =========






See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

In thousands, except supplemental schedule of non-cash activities


                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                 2001               2000
                                                                               --------           --------
OPERATING ACTIVITIES
      NET CASH USED IN OPERATING ACTIVITIES                                    $ (7,429)          $ (4,678)
                                                                               --------           --------
INVESTING ACTIVITIES
      Purchase of equipment                                                        (172)            (3,538)
      Payment of purchase price due on companies acquired                            --                (22)
      Buy-out of partnership interest                                                --               (391)
      Proceeds from the sale of imaging centers, net of
          cash retained by purchasers                                            14,661             18,649
      Proceeds from disposition of property and equipment                           310                 51
      Contribution of capital by minority partners                                   --                205
                                                                               --------           --------
      NET CASH - PROVIDED BY INVESTING ACTIVITIES                                14,799             14,954
                                                                               --------           --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                                       --             15,110
      Repayment of notes payable and obligations under capital leases            (9,363)           (25,975)
                                                                               --------           --------
      NET CASH - USED IN FINANCING ACTIVITIES                                    (9,363)           (10,865)
                                                                               --------           --------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                       (1,993)              (589)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   4,458              5,811
                                                                               --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  2,465           $  5,222
                                                                               ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

      Interest                                                                 $  2,642           $  9,393
                                                                               ========           ========
      Income taxes                                                             $    343           $     15
                                                                               ========           ========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONCLUDED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $0 and $2.4 million during the six months ended June 30, 2001 and 2000, respectively.

During the six months ended 2001 and 2000, debt and capital lease obligations decreased by $11.2 million and $8.4 million, respectively, and property and equipment decreased by $9.0 million and $10.4 million, respectively, as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $7.9 million and $1.0 million as a result of the sale of imaging centers during the six months ended 2001 and 2000, respectively, and retired 100,000 shares as part of the sale of a subsidiary during the six months ended June 30, 2001. The Company used $4.8 million and $1.9 million of sale proceeds to repay debt not specifically related to the sold centers during the six months ended 2001 and 2000, respectively.

During the six months ended 2001, the Company wrote-off net intangibles of $0.3 million and net property and equipment of $0.7 million as a result of the closing of non-performing imaging centers. During the six months ended 2000, the Company wrote-off net intangibles of $3.9 million and net property and equipment of $285,000 and reversed accrued expenses of $95,000 relating to the closing of non-performing imaging centers.

During the six months ended 2001, the Company wrote-off net property and equipment of $4.8 million and net intangibles of $10.7 million as a result of asset impairment. There were no asset impairment losses during 2000.

During the six months ended 2001, the Company wrote-off net property and equipment of $1.7 million and debt and capital lease obligations of $2.4 million as a result of early debt extinguishment. There were no early debt extinguishment during 2000.

The Company issued 4,800 and 59,000 shares of restricted stock during the six months ended June 30, 2001 and 2000, respectively.


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


[1] BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2001, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously issued financial statements in order to conform with the financial statement presentation of the current period. See Note 2 for further detail.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since 1995 and as of June 30, 2001 had an accumulated deficit of approximately $170.0 million. The Company has prepared a business plan and cash flow projections for the year ending December 31, 2001 which indicates that the Company's cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million (a "Deficiency Offer"). On May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts because doing so would cause non-compliance with certain Indenture covenants and constitute an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001 (the "Notes"). This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.

In light of the Company's financial conditions and prospects, as well as these defaults and other defaults as described in Note 7 or other potential defaults which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and is currently engaged in negotiations with its secured and unsecured lenders. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unless the Company can successfully restructure its indebtedness, sell additional imaging centers or otherwise obtain liquidity in the short term, the failure to make the payments described above and other payments that are due, the related defaults and potential cross defaults, the lack of working capital and the inability to incur additional debt will have a material adverse effect on the Company's ability to maintain its operations, as well as its financial condition. Moreover, if these matters cannot be resolved successfully, the Company would be required to pursue other options, which could include seeking a reorganization, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

MANAGEMENT'S PLANS

Despite efforts to reduce expenses and improve the Company's capital structure and partial completion of the Plan of Restructuring (see below), the Company remains highly leveraged. The relatively short scheduled maturities of its indebtedness require the Company to devote a significant portion of its cash flow to the amortization of debt. The Company also has significant ongoing capital expenditure requirements in order to maintain and modernize its imaging equipment. In addition, the medical diagnostic imaging industry has been confronted since the mid-1990s with the efforts of private and governmental third-party payors to reduce, or limit increases in reimbursement rates. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans.

On May 9, 2000, the Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The stockholders approved the sale of the imaging centers and the Plan of Restructuring at the annual stockholders' meeting held on July 21, 2000. The Plan of Restructuring allows the Company to reinvest in a new business or businesses the net proceeds from the imaging center sales, if any. If the Company is unable or chooses not to reinvest in a new business, the Plan of Restructuring authorizes the Board to liquidate the Company through distributions to stockholders. The Plan of Restructuring allows the Board to seek, at any time, debt refinancing as an alternative to the sale of the imaging centers.

Although the Company has sold 35 medical diagnostic imaging centers since May 2000 pursuant to the Plan of Restructuring, the pace of such sales at favorable prices and terms has not met with expectations. Because the Company has been required to maintain a corporate infrastructure to operate remaining centers pending sale and to collect accounts receivable of sold centers, it has been unable to reduce its overhead to a level appropriate to its reduced size. This has prevented the Company from directing all its cash resources to debt reduction. Based on its current estimates, the Company anticipates that, absent completion of additional center sales or the availability of additional short term liquidity, its current cash and cash generated from operations will be insufficient to meet its anticipated cash needs; however, if its principal repayments can be appropriately restructured, the Company believes that its cash flow could be sufficient to permit it to continue to operate its remaining imaging centers, service its restructured debt obligations and, as market conditions allow, sell the Company as a whole or complete the sale of the remaining centers over time, although there can be no assurance in this regard.

Accordingly, the Company has suspended its imaging center sales except in special circumstances while pursuing a proposed debt restructuring with the assistance of its financial advisor, Imperial Capital LLC, and its counsel, Greenberg Traurig, P.A. The Company has also begun discussions with its secured debt holders as well as an ad hoc committee of unsecured debt holders that has retained legal counsel and a financial advisor.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted the statement effective July 1, 2001. The adoption of SFAS 141 will not have a significant impact on the financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has not yet completed its evaluation of the effect of adopting this statement. The Company will adopt the pronouncement effective January 1, 2002.

[2] DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's sales of its imaging centers pursuant to the Plan of Restructuring, described in Management's Plans above, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this presentation.

[3] PROPERTY AND EQUIPMENT

A summary of the property and equipment is as follows:

In thousands

                                                            June 30,         December 31,
                                                              2001               2000
                                                            --------         ------------
  Land                                                      $  1,125           $  1,844
  Buildings                                                    1,007              3,014
  Medical equipment                                           14,201             46,128
  Furniture and fixtures                                       1,249              2,272
  Office, data processing equipment and software               7,507              9,364
  Vehicles                                                        --                137
  Leasehold improvements                                       3,765              6,753
                                                            --------           --------
    Total                                                     28,854             69,512

  Less:  Accumulated depreciation and amortization            (8,734)           (28,231)
                                                            --------           --------
      Property and equipment, net                           $ 20,120           $ 41,281
                                                            ========           ========

Included in property and equipment is equipment under capital leases amounting to $8.4 million and $15.1 million at June 30, 2001 and December 31, 2000, respectively. Accumulated depreciation for equipment under capital leases was $2.3 million and $6.1 million as of June 30, 2001 and December 31, 2000, respectively.

Depreciation expense amounted to $2.0 million and $4.1 million during the three and six months ended June 30, 2001, respectively, of which $0.6 million and $1.1 million, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $4.5 million and $8.9 million during the three and six months ended June 30, 2000, respectively, of which $0.7 million and $1.7 million, respectively, was attributed to equipment under capital leases.

During the quarter ended June 30, 2001, property and equipment (net of accumulated depreciation) decreased by $3.2 million in connection with the disposition of imaging centers, $4.8 million in connection with asset impairment losses and $1.7 million in connection with early debt extinguishment.

[4] INTANGIBLE ASSETS

A summary of intangible assets is as follows:

In thousands

                                         June 30,         December 31,
                                           2001               2000
                                         --------         ------------

Goodwill                                 $ 21,870           $ 45,078
Covenants not to compete                      775              2,551
Customer lists                              1,321              2,540
Other intangibles                               7                124
                                         --------           --------
Total                                      23,973             50,293

Less: Accumulated amortization             (5,515)           (11,855)
                                         --------           --------
         Intangible assets, net          $ 18,458           $ 38,438
                                         ========           ========

Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the quarter ended June 30, 2001, intangible assets (net of accumulated amortization) decreased by $2.4 million in connection with the disposition of imaging centers and $10.7 million in connection with asset impairment losses.

[5] ASSET IMPAIRMENT LOSSES

Effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. Therefore, all long-lived assets were analyzed on an individual center basis as of June 30, 2001, to determine if expected future cash flows would be sufficient to cover annual amortization of intangible and long-lived assets. The Company has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. An impairment of $15.5 million was recorded in the quarter ended June 30, 2001 which results from the write-off of intangible assets of $10.7 million and property and equipment of $4.8 million. No impairment losses were recorded in 2000.

[6] INCOME TAXES

Income taxes have been provided based upon the Company's anticipated annual effective income tax rate at both the Federal and State levels. Differences between the effective tax rate and the statutory Federal rate are primarily attributable to State taxes and provisions for valuation allowances against deferred tax assets. In the opinion of management, it is more likely than not, that the deferred tax benefit for the three months and six months ended June 30, 2001 are realizable.

[7] DEBT

The Company has a financing agreement with DVI Financial Services, Inc. ("DVIFS") subject to certain conditions including maintenance of at least $5.0 million of cash during all reporting periods. The Company was not in compliance with this covenant as of March 31, 2001. On May 21, 2001, DVIFS waived this requirement and amended the cash maintenance level to a lower amount, equal to the outstanding borrowings directly related to this financing agreement. The Company is in compliance with such amendment as of June 30, 2001.

The Company did not make the interest payment on the Debentures that was due March 31, 2001 failure of which constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest on the Debentures as of August 14, 2001 is approximately $1.0 million. Since the September 30, 2000 quarter and all the subsequent quarters, the Company has not been in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company is obligated to conduct a Deficiency Offer (see GOING CONCERN under Note 1). On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. Given the Company's current cash resources and pending the Company's efforts to restructure its debt, the Company did not conduct the Deficiency Offer in a timely fashion. Such failure could also constitute a default under the Indenture permitting the acceleration of maturity of the Debentures. Such an event could also give rise to the acceleration of other debt issued by the Company and could have a material adverse effect on the Company's financial condition and ability to complete the Plan of Restructuring. In addition, as of March 31, 2001 and June 30, 2001, the Company's debt to operating cash flow ratio was insufficient under the debt incurrence test thereby limiting its ability to incur additional debt.

Due to the defaults and cross defaults, the Debentures have been classified as a current liability as of June 30, 2001 for financial statement purposes. Furthermore, the Company has failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of August 14, 2001 is approximately $0.2 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity. See MANAGEMENT'S PLANS under Note 1 for further detail.

In addition, under its credit facilities with DVIFS and DVI Business Credit Corporation ("DVIBC") (collectively, "DVI"), DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. DVI has to date agreed on an AD HOC basis to reduce the amount of such sweeps in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a restructuring of its indebtedness, it will be substantially dependent on DVI's willingness to provide such relief, either on a continuing AD HOC basis or pursuant to a more formal forbearance agreement.

In consideration of DVIFS' release of liens on the assets of an imaging center and its consent to the sale of those assets in May 2001 (See Note 9), the Company agreed to secure its obligations to DVIFS under the previously unsecured Debentures repurchase facility (the "Repurchase Facility"). The collateral consists of the deferred portion of the purchase price for such assets and certain assets owned by a subsidiary, the stock of which was previously pledged to DVIFS.

During the quarter ended June 30, 2001, the Company repaid $2.2 million of the revolving credit loan with DVIBC including $2.1 million from the proceeds of the sold imaging centers. The Company has also repaid $1.5 million on its Repurchase Facility from DVIFS from the proceeds of the sold imaging centers during the quarter ended June 30, 2001.

During the quarter ended June 30, 2001, debt and obligations under capital leases decreased by $6.3 million in connection with the disposition of imaging centers and $2.4 million in connection with early debt extinguishment.

[8] EARNINGS PER SHARE

The Company had a loss before extraordinary gain for the three months ended June 30, 2001 and for the six months ended June 30, 2001 and June 30, 2000, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Because the Company had income before extraordinary gain for the three months ended June 30, 2000, the effect of dilution of such securities was included for this period. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.8 million and 3.2 million shares of the Company's common stock as of June 30, 2001 and 2000, respectively;
(ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of both June 30, 2001 and 2000, respectively; and (iii) unissued restricted stock amounting to 91,800 and 106,600 shares of the Company's common stock as of June 30, 2001 and 2000, respectively.

[9] SOLD/CLOSED IMAGING CENTERS

On May 9, 2001, the Company sold the assets of an imaging center for $8.0 million, consisting of $6.4 million cash, $1.0 million deferred consideration subject to certain conditions and targets being met, and the assumption by the purchaser of debt and other obligations amounting to $0.6 million. As a result of the sale, the Company also repaid $1.8 million on a revolving credit loan with DVIBC and $1.0 million on the DVIFS Repurchase Facility. DVIFS has been granted a security interest in the deferred consideration.

On May 31, 2001, the Company sold the assets of an imaging center for $1.2 million cash. The Company also repaid $0.3 million on a revolving credit loan with DVIBC, $0.5 million on the DVIFS Repurchase Facility and $0.4 million on a DVIFS secured loan from the proceeds of this sale.

On June 15, 2001, the Company sold the assets of an imaging center for $1.0 million, consisting of the assumption by the purchaser of debt and other obligations.

Also, in May 2001, the Company closed one imaging center that was underperforming.

On May 31, 2000, the Company sold its 60% interest in a New York general partnership. The partnership received a total sales price of $17.4 million, consisting of cash of $11.7 million and the assumption by the purchaser of debt and capital leases amounting to $5.7 million. The Company's portion of the cash was $8.0 million, of which $5.6 million was used to repay a portion of the outstanding balance under the DVIFS Repurchase Facility. In addition to the above, the Company retained net working capital of $1.0 million.

On June 6, 2000, the Company sold the assets of an imaging center. The sales price was $2.7 million which includes cash received of $0.7 million and the assumption by buyer of debt and capital leases amounting to $2.0 million. Immediately upon the closing, $56,000 of the cash proceeds were used to repay a portion of the outstanding balance under the DVIFS Repurchase Facility.

On June 20, 2000, the Company sold the assets of an imaging center. The sales price was $5.8 million which includes cash received of $3.2 million and the assumption by buyer of debt and capital leases amounting to $2.6 million. Immediately upon the closing, $2.3 million of the cash proceeds were used to repay a portion of the outstanding balance under the DVIFS Repurchase Facility.

Also, in May and June 2000, the Company closed four imaging centers that were underperforming.

The following is a summary of the gains/losses recognized on the above described sales for the three and six months ended June 30, 2001 and 2000, respectively, as well as the gains/losses on the closing of non-performing imaging centers.

In thousands

                                                 Three Months Ended June 30     Six Months Ended June 30
                                                 --------------------------     ------------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
Net gains on sold imaging centers                  $  5,172       $ 14,484       $  9,671       $ 14,484
Net losses on closed imaging centers                   (573)        (4,300)          (709)        (4,300)
                                                   --------       --------       --------       --------
   Net gain on disposition of imaging centers      $  4,599       $ 10,184       $  8,962       $ 10,184
                                                   ========       ========       ========       ========


[10] EXTRAORDINARY GAIN

Effective May 2001, the Company assigned and transferred its rights and interests in equipment of a center that was closed since February 2000, to a third-party which in turn assumed the corresponding obligations. The Company has recorded a $0.5 million gain on early extinguishment of debt, net of $0.2 million of income taxes.

[11]  LITIGATION

US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. AND L.E. RICHEY; LISA BROCKETT, AS TRUSTEE FOR REESE GENERAL TRUST VS. US DIAGNOSTIC INC., JEFFREY A. GOFFMAN, KEITH GREENBERG AND ROBERT D. BURKE; US DIAGNOSTIC INC. VS. UNITED RADIOLOGY ASSOCIATES, INC. ET AL. - In April 1999, the Company sued United Radiology Associates, Inc. ("URA") in the United States District Court for the Southern District of Texas for breach of contract and related claims relating to the sale of the stock of U.S. Imaging Inc. ("USI") to URA by the Company in February 1999, and the Company simultaneously filed a claim in the same court against Dr. L.E. Richey, a former director and chairman of the Board of the Company, for breach of a personal guaranty in connection therewith. Dr. Richey is the chief executive officer and a director of URA. URA filed counterclaims against the Company. In June 1999, Lisa Brockett, as Trustee for the Reese General Trust, filed suit against the Company, among others, in the 333rd Judicial District Court of Harris County, Texas, alleging, among other claims, that (a) undisclosed facts regarding the background of Keith Greenberg, who provided consulting services to the Company, were material to the Trust's decision to receive 1,671,000 shares of Company common stock as partial consideration for the sale by the Trust of the stock of USI to the Company in June 1996; and (b) the value of the shares was diminished by the Company's failure to register the shares under the Securities Act and by the Company's subsequent restatement of its quarterly report for the quarter ended March 31, 1996. Lisa Brockett is the daughter of Dr. Richey.

In connection with the sale of USI, the Company received a secured promissory note of $1.9 million, due February 12, 2001, with interest at 6% payable semi-annually (the "Note") as part of the total consideration in selling its interest in USI to URA. URA and Dr. Richey acknowledged the existence of the Note and Dr. Richey further acknowledged his personal guaranty of that Note. The Company sued URA for, among other things, a declaratory judgment, specific performance and breach of contract, which breach accelerated the due date of the Note.

Under a settlement agreement both lawsuits were dismissed with prejudice, the Note was cancelled, Dr. Richey acquired certain equipment, the Company agreed to be responsible to pay all accounts payable for the centers originally sold to URA and the parties exchanged full and complete mutual releases. The settlement did not have a significant impact on the financial statements for the quarter ended June 30, 2001.

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company alleging breach of a contract to provide radiology services and specifically improper termination of the contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the "oral agreement." In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. On May 3, 1999, this matter was tried before a jury in Montgomery County, Alabama. The trial concluded on May 7, 1999 and the jury returned a verdict against the Company in the amount of $1,134,000 as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. The Company paid $0.6 million to a bonding company which posted a bond to secure payment of the judgment and appealed the verdict to the Alabama Supreme Court which ruled against the Company in a split decision. The Company's request for a rehearing of that decision was rejected. The plaintiff collected the $1.4 million judgment, inclusive of interest, from the bonding company under the bond. The Company owes approximately $0.8 million to the bonding company. The Company recognized the settlement expense as of December 31, 2000 as a result of this lawsuit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for existing debt, cash flow and working capital availability, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

OVERVIEW AND RECENT DEVELOPMENTS

The Company's current cash resources are limited because its cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 interest payment on the Debentures as well as the compliance with a number of other covenants under the Indenture including the obligations to make a Deficiency Offer; these defaults could result in the acceleration of maturities of the Debentures. In addition, the Company has failed to pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity. In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and has retained Imperial Capital and Greenberg Traurig to advise in this regard and assist the Company in reviewing its strategic plans. If these uncertainties cannot be resolved successfully and in a timely manner, the Company may be required to seek a reorganization, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

Pursuant to the Plan of Restructuring, the Company has sold a total of 35 imaging centers since May 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell the remaining imaging centers at favorable or acceptable prices or at all and there is currently substantial uncertainty that the Plan of Restructuring can be completed as originally intended. The Company has largely suspended its imaging center sales while it attempts to complete the debt restructuring. See Note 1 GOING CONCERN and MANAGEMENT'S PLANS which are incorporated herein by reference.

DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's sales of its imaging centers pursuant to the Plan of Restructuring, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this presentation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000.

Net revenue for the three months ended June 30, 2001 (the "2001 three month period") decreased to $15.4 million, from $39.2 million for the three months ended June 30, 2000 (the "2000 three month period"). The decrease resulted primarily from the sale of the sold facilities. Net revenue relating to those centers that are still in operation as of June 30, 2001 (the "open centers") was $13.3 million for the 2001 three month period compared to $12.6 million for 2000 three month period. The increase in net revenue of the open centers is related to a 6% increase in scan volume.

General and Administrative ("G&A") expense decreased to $12.3 million during the 2001 three month period, compared to G&A expense of $30.2 million during the 2000 three month period. The decrease from 2000 to 2001 resulted primarily from the sale of the sold facilities. G&A relating to the open centers was $11.3 million for the 2001 three month period compared to $11.8 million for 2000 three month period.

Asset impairment was $15.5 million during the 2001 three month period, compared to asset impairment losses of $0 during the 2000 three month period. As discussed in Note 5, which is incorporated herein by reference, the Company has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the long-lived assets.

Bad debt expense was $0.5 million during the 2001 period compared to $2.5 million during the 2000 period. Bad debt expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Bad debt expense relating to the open centers was $0.4 million for the 2001 three month period compared to $1.4 million for 2000 three month period. The 2000 three month period included a $0.9 million additional bad debt allowance.

Depreciation expense was $2.0 million during the 2001 three month period, compared to $4.5 million during the 2000 three month period. Depreciation expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Depreciation expense relating to the open centers was $1.7 million for both the 2001 and 2000 three month periods.

Amortization expense was $0.6 million during the 2001 three month period, compared to $1.3 million during the 2000 three month period. Amortization expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities.

Interest expense decreased to $2.0 million, during the 2001 three month period, compared to $3.7 million during the 2000 three month period, resulting primarily from reduced debt in connection with the sale of the sold facilities. Interest expense relating to the open centers was $1.9 million for the 2001 three month period compared to $2.8 million for 2000 three month period.

Amortization of lender equity participation fees was $0 and $463,000 during the 2001 and 2000 three month periods, respectively. Such amounts represent the amortization of an aggregate of $2.8 million of capitalized fees paid to an affiliate of DVIFS during the fourth quarter of 1998 and the first quarter of 1999 in connection with certain financing. All such fees were fully amortized by June 2000.

During the three months ended June 30, 2001, the Company recognized a net loss of $0.6 million relating to the closing of one imaging center that was non-performing and recognized a net gain of $5.2 million on the sale of three imaging centers. During the three months ended June 30, 2000, the Company recognized a loss of $4.3 million relating to the closing of four imaging centers that were non-performing and recognized a net gain of $14.5 million on the sale of three imaging centers.

The Company had a basic and diluted loss per share of $.55 during the 2001 three month period compared to basic and diluted earnings per share of $.01 during the 2000 three month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000.

Net revenue for the six months ended June 30, 2001 (the "2001 six month period") decreased to $32.4 million, from $77.7 million for the six months ended June 30, 2000 (the "2000 six month period"). The decrease resulted primarily from the sale of the sold facilities. Net revenue relating to open centers was $26.0 million for the 2001 six month period compared to $24.7 million for 2000 six month period. The increase in net revenue of the open centers is related to a 7% increase in scan volume.

G&A expense decreased to $26.0 million during the 2001 six month period, compared to G&A expense of $61.2 million during the 2000 six month period. The decrease from 2000 to 2001 resulted primarily from the sale of the sold facilities. G&A relating to the open centers was $22.0 million for the 2001 six month period compared to $23.2 million for 2000 six month period. In addition, the Company recorded a gain resulting from a legal settlement for $2.4 million in March 2001 which was offset by a loss from another unrelated legal settlement for $2.1 million.

Asset impairment was $15.5 million during the 2001 six month period, compared to asset impairment losses of $0 during the 2000 six month period. As discussed in
Note 5, which is incorporated herein by reference, the Company has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the long-lived assets.

Bad debt expense was $1.3 million during the 2001 period compared to $3.9 million during the 2000 period. Bad debt expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Bad debt expense relating to the open centers was $0.9 million for the 2001 six month period compared to $1.8 million for 2000 six month period. The 2000 six month period included a $0.9 million additional bad debt allowance.

Depreciation expense was $4.1 million during the 2001 six month period, compared to $8.9 million during the 2000 six month period. Depreciation expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Depreciation expense relating to the open centers was $3.5 million for the 2001 six month period compared to $3.2 million for 2000 six month period.

Amortization expense was $1.3 million during the 2001 six month period, compared to $2.7 million during the 2000 six month period. Amortization expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities.

Interest expense decreased to $4.2 million, during the 2001 six month period, compared to $7.8 million during the 2000 six month period, resulting primarily from reduced debt in connection with the sale of the sold facilities. Interest expense relating to the open centers was $4.0 million for the 2001 six month period compared to $5.9 million for 2000 six month period.

Amortization of lender equity participation fees was $0 and $926,000 during the 2001 and 2000 six month periods, respectively. Such amounts represent the amortization of an aggregate of $2.8 million of capitalized fees paid to an affiliate of DVIFS during the fourth quarter of 1998 and the first quarter of 1999 in connection with certain financing. All such fees were fully amortized by June 2000.

During the six months ended June 30, 2001, the Company recognized a net loss of $0.7 million relating to the closing of two imaging centers that were non-performing and recognized a net gain of $9.7 million on the sale of 10 imaging centers. During the six months ended June 30, 2000, the Company recognized a loss of $4.3 million relating to the closing of four imaging centers that were non-performing and recognized a net gain of $14.5 million on the sale of three imaging centers.

The Company had a basic and diluted loss per share of $.60 during the 2001 six month period compared to basic and diluted loss per share of $.20 during the 2000 six month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficiency of $50.6 million, compared to a working capital deficiency of $25.9 million at December 31, 2000. The increase in the working capital deficiency from 2000 to 2001 is primarily due to an increase in current portion of long-term debt due to $21.9 million of Debentures that are in default and thus callable. Furthermore, the decrease in current assets from December 31, 2000 to June 30, 2001 is comparable to the decrease in current liabilities for the same periods as a result of sale of imaging centers during 2001. The Company's primary short-term liquidity requirements as of June 30, 2001 include obligations under debt and capital leases (including the amounts of principal and interest in default), accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers.

Net cash used in operating activities during the 2001 six month period was $7.4 million, compared to $4.7 million used in operating activities during the 2000 six month period. The main increase in negative cash flow from operations in the 2001 six month period was due to a decrease in revenues and operating cash flows related to the sale of 10 imaging centers and closing of two imaging centers in the six months ended June 30, 2001 (in addition to the sale of 25 imaging centers and closing of 10 imaging centers in 2000). Furthermore, a $2.4 million gain resulting from a legal settlement was recorded during the first quarter of 2001 which was offset by a $2.1 million loss from another legal settlement recorded during the same period.

Net cash provided by investing activities was $14.8 million during the 2001 six month period, compared to net cash provided by investing activities of $15.0 million during the 2000 six month period. During the 2001 six month period, the Company received $14.7 million in net cash proceeds from the sale of imaging centers, compared to $18.6 million during the 2000 six month period. Equipment purchases were $172,000 during the 2001 six month period, compared to $3.5 million during the 2000 six month period.

Net cash used in financing activities was $9.4 million during the 2001 six month period, compared to $10.9 million used in financing activities during the 2000 six month period. Proceeds from new borrowings were $0 during the 2001 six month period, compared to $15.1 million during the 2000 six month period. Repayments of notes and capital leases totaled $9.4 million during the 2001 six month period, compared to $26.0 million during the 2000 six month period. The Company repaid an aggregate of $3.3 million and $0 under its revolving credit loan with DVIBC and $1.5 million and $1.9 million under the DVIFS Repurchase Facility from proceeds received upon the sale of imaging centers for debt not specifically related to the sold centers during the 2001 and 2000 six month periods, respectively.

As of June 30, 2001, the Company has no purchase commitments for capital expenditures and approximately $70,000 in commitments to enter into operating leases.

Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, or obtain additional significant financial resources (which is unlikely), the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. In light of this, its actual and potential defaults on its indebtedness and its inability to borrow additional amounts due to non-compliance with certain Indenture covenants, the Company is seeking to restructure its debt. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

In addition, under its credit facilities with DVI, DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. DVI has to date agreed on an AD HOC basis to reduce the amount of such sweeps in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a restructuring of its indebtedness, it will be substantially dependent on DVI's willingness to provide such relief, either on a continuing AD HOC basis or pursuant to a more formal forbearance agreement.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at June 30, 2001. The expected maturity categories take into consideration amortization of principal as currently classified in the condensed consolidated financial statements and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of June 30, 2001.

   In thousands

                                                     Principal Amount Maturing in:
                         -------------------------------------------------------------------------------------------   Fair Value
                             2002         2003          2004          2005         2006     Thereafter      Total      At 6/30/01
                         ----------     ---------     ---------     ---------     -------   ----------    ----------   ----------
Interest rate
sensitive
liabilities:

Long-term debt
adjustable-rate
borrowings                    8,260            63            70            76          84         666          9,219       9,219
Average interest rate          9.00%         9.07%         9.07%         9.07%       9.07%       9.07%          9.01%

Long-term debt
fixed-rate
borrowings                   47,012         3,807         2,390         1,337         248          --         54,794      54,794
Average interest rate          8.91%        10.51%         9.07%        10.74%      10.74%         --           9.08%

Capitalized lease
obligations
fixed-rate
borrowings                    1,885         1,460         1,041         1,277          74          --          5,737       5,737
Average interest rate          8.33%         8.84%        10.96%        10.75%      10.90%         --           9.51%
                         ----------     ---------     ---------     ---------     -------     -------     ----------     -------

Total                    $   57,157     $   5,330     $   3,501     $   2,690     $   406     $   666     $   69,750     $69,750
                         ==========     =========     =========     =========     =======     =======     ==========     =======

Weighted-Average
Interest Rates                 8.90%        10.04%         9.63%        10.70%      10.42%       9.07%          9.10%
                         ==========     =========     =========     =========     =======     =======     ==========



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of August 14, 2001 is approximately $0.2 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.

Also, the Company has not yet made the interest payment on the Debentures that was due March 31, 2001. Because this default has remained uncured for 30 days, it could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments. The amount of past due interest on the Debentures as of August 14, 2001 is approximately $1.0 million. The Company is seeking to restructure its indebtedness, including the 6 1/2% Notes and is currently engaged in negotiations with its secured and unsecured lenders. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 and Note 7 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

A report on Form 8-K dated April 20, 2001 was filed during the quarter ended June 30, 2001 disclosing an Item 5 event.

Items 2, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.



August 16, 2001                        By: /s/ Leon F. Maraist
                                           -------------------------------------
                                           Leon F. Maraist
                                           President and Chief Executive Officer


                                       By: /s/ P. Andrew Shaw
                                           -------------------------------------
                                           P. Andrew Shaw
                                           Executive Vice President and Chief
                                           Financial Officer