Form 10-Q
period 2001-09-30
U S DIAGNOSTIC INC
filed 2001-11-14
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   -----------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       ----------------    --------------------

                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
               (Exact name of registrant specified in its charter)

                        Delaware                                             11-3164389
--------------------------------------------------------------     --------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

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

                    Yes   [X]         No  [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 8, 2001:
            -----                            -------------------------------
Common stock, $ .01 par value                           22,317,205 shares

                               US DIAGNOSTIC INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.


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

ITEM 1.  FINANCIAL STATEMENTS
US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

   In thousands, except share data                                                   September 30,       December 31,
                                                                                         2001                2000
                                                                                     -------------       -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                          $   2,363           $   4,458
    Accounts receivable, net of allowance for bad debts of $13,632 and
      $14,288 in 2001 and 2000, respectively                                              13,794              21,853
    Other receivables                                                                      1,952               3,246
    Prepaid expenses and other current assets
                                                                                             856               2,499
                                                                                       ---------           ---------
     TOTAL CURRENT ASSETS                                                                 18,965              32,056
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
   of $8,616 and $28,231 in 2001 and 2000, respectively                                   18,040              41,281

INTANGIBLE ASSETS, net of accumulated amortization of $5,794 and $11,855 in
   2001 and 2000, respectively                                                            18,018              38,438

OTHER ASSETS                                                                                 883                 948

INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                  3,178               3,125
                                                                                       ---------           ---------
    TOTAL ASSETS                                                                       $  59,084           $ 115,848
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                                                  $   4,816           $   8,521
     Accrued expenses                                                                      9,016              13,906
     Subordinated convertible debentures                                                  21,912                  --
     Current portion of long-term debt                                                    32,411              27,697
     Obligations under capital leases - current portion                                    1,158               3,017
                                                                                           1,913               4,791
                                                                                       ---------           ---------

         TOTAL CURRENT LIABILITIES                                                        71,226              57,932

Subordinated convertible debentures                                                           --              21,843
Long-term debt, net of current portion                                                     6,494              34,814
Obligations under capital leases, net of current portion                                   4,219               5,573
Other liabilities                                                                            934                 879
                                                                                       ---------           ---------
         TOTAL LIABILITIES                                                                82,873             121,041
                                                                                       ---------           ---------
MINORITY INTEREST                                                                            602               3,502
                                                                                       ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 10)                                                       --                  --

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                 --                  --
   Common stock, $.01 par value; 50,000,000 shares authorized; 22,317,205 and
       22,412,405 shares issued and outstanding as of September 30, 2001 and
       December 31, 2000, respectively                                                       223                 224
   Additional paid-in capital                                                            147,656             147,696
   Deferred stock-based compensation                                                         (28)               (105)
   Accumulated deficit                                                                  (172,242)           (156,510)
                                                                                       ---------           ---------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                   (24,391)             (8,695)
                                                                                       ---------           ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $  59,084           $ 115,848
                                                                                       =========           =========

 See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED) (CONTINUED)
-------------------------------------------------------------------------------

In thousands, except per share data


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ---------------------------           ----------------------------
                                                      2001                2000              2001                2000
                                                    --------           --------           --------           ---------
NET REVENUE                                         $ 12,282           $ 30,123           $ 44,704           $ 107,785
                                                    --------           --------           --------           ---------
OPERATING EXPENSES
     General and administrative                       10,923             26,971             36,905              88,133
     Asset impairment losses                             820                 --             16,339                  --
     Bad debt expense                                    863              1,150              2,200               5,071
     Depreciation                                      1,380              3,592              5,502              12,496
     Amortization                                        425              1,138              1,731               3,795
                                                    --------           --------           --------           ---------
       TOTAL OPERATING EXPENSES                       14,411             32,851             62,677             109,495
                                                    --------           --------           --------           ---------

NET GAIN (LOSS) ON SALE OF SUBSIDIARIES                1,463             (3,830)            10,425               6,355
                                                    --------           --------           --------           ---------
INCOME (LOSS) FROM OPERATIONS
                                                        (666)            (6,558)            (7,548)              4,645
                                                    --------           --------           --------           ---------

OTHER INCOME (EXPENSE)
     Interest expense                                 (1,666)            (2,858)            (5,830)            (10,699)
     Amortization of lender equity
         participation fees                               --                 --                 --                (926)
     Interest and other income                           331                491                903                 648
                                                    --------           --------           --------           ---------
       TOTAL OTHER INCOME (EXPENSE)                   (1,335)            (2,367)            (4,927)            (10,977)
                                                    --------           --------           --------           ---------

Loss before minority interest, provision
   for income taxes and extraordinary gain            (2,001)            (8,925)           (12,475)             (6,332)
                                                    --------           --------           --------           ---------

Minority interest:
    Minority interest gain in sale of
      subsidiaries                                        --                 --              3,258               5,183
    Minority interest in income of
     subsidiaries                                        136                329                 88               1,355
                                                    --------           --------           --------           ---------
        Total minority interest                          136                329              3,346               6,538
                                                    --------           --------           --------           ---------

Loss before provision for income taxes
   and extraordinary gain                             (2,137)            (9,254)           (15,821)            (12,870)
Provision for income taxes                               148                327                375               1,183
                                                    --------           --------           --------           ---------
Loss before extraordinary gain                        (2,285)            (9,581)           (16,196)            (14,053)

EXTRAORDINARY GAIN, NET OF TAXES                          --                 --                464                  --
                                                    --------           --------           --------           ---------

NET LOSS                                            $ (2,285)          $ (9,581)          $(15,732)          $ (14,053)
                                                    ========           ========           ========           =========

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED) (CONCLUDED)
-------------------------------------------------------------------------------


In thousands, except per share data

                                            THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------         -------------------------------
                                                2001              2000                   2001               2000
                                                ----              ----                   ----               ----
BASIC AND DILUTED LOSS PER COMMON
    SHARE
Loss before extraordinary gain             $     (.10)          $     (.43)          $     (.72)          $     (.62)
Extraordinary gain                                 --                   --                  .02                   --
                                           ----------           ----------           ----------           ----------
Net loss                                   $     (.10)          $     (.43)          $     (.70)          $     (.62)
                                           ==========           ==========           ==========           ==========

Average common shares outstanding              22,324               22,548               22,353               22,625
                                           ==========           ==========           ==========           ==========



See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
-------------------------------------------------------------------------------


In thousands

                                                                  ADDITIONAL
                                         COMMON     COMMON          PAID-IN         DEFERRED      ACCUMULATED  TOTAL STOCKHOLDERS'
                                         SHARES     STOCK           CAPITAL       COMPENSATION      DEFICIT        DEFICIENCY
                                         ------     -----         ---------       ------------   ------------  -------------------
BALANCE - JANUARY 1, 2001               22,412      $ 224         $ 147,696         $(105)       $(156,510)      $ (8,695)

Restricted stock issued                      5         --                --            --               --             --

Common stock redeemed and
   retired upon sale of imaging
   centers                                (100)        (1)              (40)           --               --            (41)

Amortization of deferred
   compensation                             --         --                --            77               --             77

Net loss                                    --         --                --            --          (15,732)       (15,732)
                                        ------      -----         ---------         -----        ---------       --------

BALANCE - SEPTEMBER 30, 2001            22,317      $ 223         $ 147,656         $ (28)       $(172,242)      $(24,391)
                                       =======      =====         =========         =====        =========       ========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED) (CONTINUED)
-------------------------------------------------------------------------------

In thousands, except supplemental schedule of non-cash activities

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                        2001             2000
                                                                      --------         --------
OPERATING ACTIVITIES
      NET CASH USED IN OPERATING ACTIVITIES                           $ (5,017)        $ (5,671)
                                                                      --------         --------

INVESTING ACTIVITIES
      Purchase of equipment                                               (191)          (6,094)
      Payment of purchase price due on companies acquired                   --              (22)
      Buy-out of partnership interest                                       --             (391)
      Proceeds from the sale of imaging centers, net of
          cash retained by purchasers                                   14,659           29,449
      Proceeds from disposition of property and equipment                  314               51
      Contribution of capital by minority partners                          --              225
                                                                      --------         --------

      NET CASH - PROVIDED BY INVESTING ACTIVITIES                       14,782           23,218
                                                                      --------         --------

FINANCING ACTIVITIES
      Proceeds from borrowings                                              --           17,423
      Repayment of notes payable and obligations under capital
          leases                                                       (11,860)         (33,129)
      Redemption of common stock                                            --             (251)
                                                                      --------         --------

      NET CASH - USED IN FINANCING ACTIVITIES                          (11,860)         (15,957)
                                                                      --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,095)           1,590

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          4,458            5,811
                                                                      --------         --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $  2,363         $  7,401
                                                                      ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

      Interest                                                        $  3,097         $ 12,541
                                                                      ========         ========
      Income taxes                                                    $    413         $    280
                                                                      ========         ========

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED) (CONCLUDED)
-------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $0 and $3.7 million during the nine months ended September 30, 2001 and 2000, respectively.

During the nine months ended 2001 and 2000, debt and capital lease obligations decreased by $12.3 million and $37.5 million, respectively, and property and equipment decreased by $9.0 million and $32.9 million, respectively, as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $7.9 million and $14.9 million as a result of the sale of imaging centers during the nine months ended 2001 and 2000, respectively, and retired 100,000 shares as part of the sale of a subsidiary during the nine months ended September 30, 2001. The Company used $4.8 million and $17.7 million of sales proceeds to repay debt not specifically related to the sold centers during the nine months ended 2001 and 2000, respectively.

During the nine months ended 2001, the Company wrote-off net intangibles of $0.3 million and net property and equipment of $0.7 million as a result of the closing of non-performing imaging centers. During the nine months ended 2000, the Company wrote-off net intangibles of $10.0 million and net property and equipment of $0.9 million and reversed accrued expenses of $114,000 relating to the closing of non-performing imaging centers.

During the nine months ended 2001, the Company wrote-off net property and equipment of $5.5 million and net intangibles of $10.8 million as a result of asset impairment. There were no asset impairment losses during 2000.

During the nine months ended 2001, the Company wrote-off net property and equipment of $1.7 million and debt and capital lease obligations of $2.4 million as a result of early debt extinguishment. There was no early debt extinguishment during 2000.

The Company issued 4,800 and 69,000 shares of restricted stock during the nine months ended September 30, 2001 and 2000, respectively.


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

[1] BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of September 30, 2001, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously issued financial statements in order to conform with the financial statement presentation of the current period. See Note 2 for further details.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since 1995 and as of September 30, 2001 had an accumulated deficit of approximately $172.2 million. The Company has prepared a business plan and cash flow projections for the year ending December 31, 2001 which indicates that the Company's cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities. Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 and September 30, 2001 interest payments on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million (a "Deficiency Offer"). On

May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001 (the "Notes"). This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.


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



MANAGEMENT'S PLANS

Despite efforts to reduce expenses and improve the Company's capital structure and partial completion of the Plan of Restructuring (see below), the Company remains highly leveraged, most of which debt is either currently due or due within 12 months. The Company also has significant ongoing capital expenditure requirements in order to maintain and modernize its imaging equipment. In addition, the medical diagnostic imaging industry has been confronted since the mid-1990s with the efforts of private and governmental third-party payors to reduce, or limit increases in reimbursement rates. The Company's cash flow from operating activities has been insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure plans.

On May 9, 2000, the Board of Directors approved a restructuring plan which allows for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The stockholders approved the sale of the imaging centers and the Plan of Restructuring at the annual stockholders' meeting held on July 21, 2000.

Although the Company has sold 36 medical diagnostic imaging centers since May 2000 pursuant to the Plan of Restructuring, the pace of such sales at favorable prices and terms did not meet with expectations. Because the Company has been required to maintain a corporate infrastructure to operate remaining centers pending sale and to collect accounts receivable of sold centers, it has been unable to reduce its overhead to a level appropriate to its reduced size. This has prevented the Company from directing all its available cash resources to debt reduction. Based on its current estimates, the Company anticipates that, absent completion of additional center sales or the availability of additional short term liquidity, its current cash and cash generated from operations will be insufficient to meet its anticipated cash needs; however, if its principal repayments can be appropriately restructured, the Company believes that its cash flow could be sufficient to permit it to continue to operate its remaining imaging centers, service its restructured debt obligations and, as market conditions allow, sell the Company as a whole or complete the sale of the remaining centers over time, although there can be no assurance in this regard.

Accordingly, the Company has suspended its imaging center sales except in special circumstances while pursuing a proposed debt restructuring with the assistance of its financial advisor, Imperial Capital LLC, and its counsel, Greenberg Traurig, P.A. The Company continues to be in discussions with its primary lender as well as an ad hoc committee of unsecured debt holders that has retained legal counsel and a financial advisor. See Note 7 for more details.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company has adopted the statement effective July 1, 2001. The adoption of SFAS 141 did not have a significant impact on the financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has not yet completed its evaluation of the effect of adopting this statement. The Company will adopt the pronouncement effective January 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 143 to have a material effect on its financial statements or disclosures.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial statements or disclosures.

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

[3] PROPERTY AND EQUIPMENT

A summary of the property and equipment is as follows:

                                                         September 30,     December 31,
In thousands                                                 2001               2000
                                                         -------------     -------------
  Land                                                    $  1,125         $  1,844
  Buildings                                                  1,007            3,014
  Medical equipment                                         12,184           46,128
  Furniture and fixtures                                     1,225            2,272
  Office, data processing equipment and software             7,358            9,364
  Vehicles                                                      --              137
  Leasehold improvements                                     3,757            6,753
                                                          --------         --------
    Total                                                   26,656           69,512

  Less:  Accumulated depreciation and amortization          (8,616)         (28,231)
                                                          --------         --------

      Property and equipment, net                         $ 18,040         $ 41,281
                                                          ========         ========

Included in property and equipment is equipment under capital leases amounting to $8.4 million and $15.1 million at September 30, 2001 and December 31, 2000, respectively. Accumulated depreciation for equipment under capital leases was $2.7 million and $6.1 million as of September 30, 2001 and December 31, 2000, respectively.

Depreciation expense amounted to $1.4 million and $5.5 million during the three and nine months ended September 30, 2001, respectively, of which $0.4 million and $1.5 million, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $3.6 million and $12.5 million during the three and nine months ended September 30, 2000, respectively, of which $0.8 million and $2.7 million, respectively, was attributed to equipment under capital leases.

During the quarter ended September 30, 2001, property and equipment (net of accumulated depreciation) decreased by $11,800 in connection with the disposition of an imaging center and $0.7 million in connection with asset impairment losses.

[4] INTANGIBLE ASSETS

A summary of intangible assets is as follows:

In thousands

                                     September 30,     December 31,
                                          2001             2000
                                     -------------     ------------
Goodwill                               $ 21,709         $ 45,078
Covenants not to compete                    775            2,551
Customer lists                            1,321            2,540
Other intangibles                             7              124
                                       --------         --------
Total                                    23,812           50,293
Less: Accumulated amortization           (5,794)         (11,855)
                                       --------         --------
         Intangible assets, net        $ 18,018         $ 38,438
                                       ========         ========

Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the quarter ended September 30, 2001, intangible assets (net of accumulated amortization) decreased by $0.1 million in connection with asset impairment losses.

[5] ASSET IMPAIRMENT LOSSES

Effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. Therefore, all long-lived assets were analyzed on an individual center basis to determine if expected future cash flows would be sufficient to cover annual amortization of intangible and long-lived assets. The Company has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. An impairment of $0.8 million was recorded in the quarter ended September 30, 2001 which results from the write-off of intangible assets of $0.1 million and property and equipment of $0.7 million. No impairment losses were recorded in 2000.

[6] INCOME TAXES

Income taxes have been provided based upon the Company's anticipated annual effective income tax rate at both the Federal and State levels. Tax benefits relating to the Company's loss is recognized only to the extent that, in the opinion of management, it is more likely than not, that the tax benefit is realizable.

[7] DEBT

The Company has a financing agreement with DVI Financial Services, Inc. ("DVIFS") subject to certain conditions including maintenance of at least $5.0 million of cash during all reporting periods. The Company was not in compliance with this covenant as of March 31, 2001. On May 21, 2001, DVIFS waived this requirement and amended the cash maintenance level to a lower amount, equal to the outstanding borrowings directly related to this financing agreement. The Company is in compliance with such amendment as of September 30, 2001.

The Company did not make the interest payments on the Debentures that were due March 31, 2001 and September 30, 2001, failure of which constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest on the Debentures as of November 14, 2001 is approximately $2.0 million. Since the September 30, 2000 quarter and all the subsequent quarters, the Company has not been in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company was obligated to conduct a Deficiency Offer (see GOING CONCERN under Note 1). Given the Company's cash resources and pending the Company's efforts to restructure its debt, the Company did not conduct the Deficiency Offer in a timely fashion. On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. In addition, since March 31, 2001, the Company's debt to operating cash flow ratio was insufficient under the debt incurrence test thereby limiting its ability to incur additional debt.

Due to the defaults and cross defaults, the Debentures have been classified as a current liability since June 30, 2001 for financial statement purposes. Furthermore, the Company has failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of November 14, 2001 is approximately $0.3 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity. See MANAGEMENT'S PLANS under Note 1 for further details.

In addition, under its credit facilities with DVIFS and DVI Business Credit Corporation ("DVIBC") (collectively, "DVI"), DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. On August 30, 2001, the Company and DVI entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which DVI agreed to extend certain financial accommodations to the Company and forbear from exercising its rights and remedies against the Company with respect to the existing defaults for a period ended on September 30, 2001 (the "Forbearance Period"). Under the Forbearance Agreement, the Company granted DVI additional collateral in all accounts receivable and a pledge of the Company's equity interests in certain subsidiaries in addition to the collateral already granted for various DVI loans. Unless a further restructuring is completed, the Company will be required to pay DVIFS an amount equal to the difference between the payments actually made and the regular monthly payments that should have been made had the Forbearance Agreement not been entered into (the "Forbearance Amount") no later than 90 days from the expiration of the Forbearance Period. Although the Forbearance Period has expired, DVI has to date agreed to accept, and has indicated it will continue until December 1, 2001 to accept, reduced payments at a level comparable to that set in the expired Forbearance Agreement in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a comprehensive restructuring of its indebtedness, it will continue to be substantially dependent on DVI's willingness to provide additional financial accommodations, as to which there can be no assurance.

One secured creditor has agreed to modify the Company's payment obligations to extend the terms of $3.7 million principal amount of debt and capital lease obligations with remaining terms to maturity of 15 to 50 months as of July 2001, to 84 months. Also, the creditor agreed to waive any late charges or possible defaults. For financial statement purposes, the Company has adjusted the current and long-term portions of debt and capital lease obligations to reflect this modification as of September 30, 2001.

In consideration of DVIFS' release of liens on the assets of an imaging center and its consent to the sale of those assets in May 2001 (See Note 9 to the Form 10-Q filed June 30, 2001), the Company agreed to secure its obligations to DVIFS under the previously unsecured Debenture repurchase facility (the "Repurchase Facility"). The collateral consists of the deferred portion of the purchase price for such assets and certain assets owned by a subsidiary, the stock of which was previously pledged to DVIFS.

During the quarter ended September 30, 2001, debt decreased by $1.1 million in connection with the disposition of an imaging center.

[8] EARNINGS PER SHARE

The Company had a loss before extraordinary gain for the three and nine months ended September 30, 2001 and September 30, 2000, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.8 million and 2.9 million shares of the Company's common stock as of September 30, 2001 and 2000, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of both September 30, 2001 and 2000; and (iii) unissued restricted stock amounting to 91,800 and 96,600 shares of the Company's common stock as of September 30, 2001 and 2000, respectively.

[9] SOLD/CLOSED IMAGING CENTERS

On September 17, 2001, the Company sold its interest in an underperforming imaging center (excluding accounts receivable and accounts payable) to Lutz Radiology Corp. ("Lutz Corp"). Lutz Corp is a corporation controlled by Thomas
G. Winter, a former vice president of the Company who resigned as part of this transaction. The sales price consisted of assumption of debt by the purchaser amounting to $1.1 million.

On July 11, 2000, the Company sold the assets of two imaging centers. The sales price was $3.0 million, consisting of cash of $900,000 and the assumption by the purchaser of debt and capital leases amounting to $2.1 million.

On August 14, 2000 the Company sold the assets of four imaging centers to Metropolitan Diagnostic Management LLC and Queens Diagnostic Management LLC (collectively referred to as "MDM"). MDM is controlled by Alan A.Winakor, a former executive vice president of the Company who resigned as part of this transaction. The sales price was $6.9 million, consisting of $2.4 million cash and the assumption by the purchaser of debt and other obligations amounting to $4.3 million and the surrender of $251,000 of Mr. Winakor's common stock of the Company.

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

The following is a summary of the gains/losses recognized on the above described sales for the three and nine months ended September 30, 2001 and 2000, respectively, as well as the gains/losses on the closing of non-performing imaging centers.

In thousands                                                    Three Months Ended             Nine Months Ended
                                                                    September 30                  September  30
                                                               --------------------            --------------------
                                                               2001            2000            2001            2000
                                                               ----            ----            ----            ----
  Net gains on sold imaging centers                           $1,463        $ 2,889         $ 11,134         $ 17,374
  Net losses on closed imaging centers                            --         (6,719)            (709)         (11,019)
                                                              ------        -------         --------         --------
     Net gain (loss) on disposition of imaging centers        $1,463        $(3,830)        $ 10,425         $  6,355
                                                              ======        =======         ========         ========

[10]  LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, as well as the Company's inability to successfully execute the Plan of Restructuring and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

OVERVIEW AND RECENT DEVELOPMENTS

The Company's current cash resources are limited because its cash flow is insufficient to meet its operating expenses and service its debt which includes relatively short term maturities (both scheduled and potentially accelerated upon default). Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 and September 30, 2001 interest payments on the Debentures as well as the compliance with a number of other covenants under the Indenture including the obligations to make a Deficiency Offer; these defaults could result in the acceleration of maturities of the Debentures. In addition, the Company has failed to pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. This failure may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity. In light of these defaults or potential defaults, which may also constitute cross defaults under other debt instruments permitting the acceleration of such debt, the Company will require a restructuring of its debt and has retained Imperial Capital and Greenberg Traurig to advise in this regard and assist the Company in reviewing its strategic plans. If these uncertainties cannot be resolved successfully and in a timely manner, the Company may be required to seek a reorganization, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

Pursuant to the Plan of Restructuring, the Company has sold a total of 36 imaging centers since May 2000. Although the Company has been successful in the past in selling centers at advantageous prices and in a timely fashion, there can be no assurance that the Company will be able to sell the remaining imaging centers at favorable or acceptable prices or at all and there is currently substantial uncertainty that the Plan of Restructuring can be completed as originally intended. The Company has largely suspended its imaging center sales while it attempts to complete the debt restructuring. See Note 1 GOING CONCERN and MANAGEMENT'S PLANS which are incorporated herein by reference.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000.


Net revenue for the three months ended September 30, 2001 (the "2001 three month period") decreased to $12.3 million, from $30.1 million for the three months ended September 30, 2000 (the "2000 three month period"). The decrease resulted primarily from the sale of the sold facilities. Net revenue relating to those centers that are still in operation as of September 30, 2001 (the "open centers") was $12.2 million for the 2001 three month period compared to $11.5 million for 2000 three month period. The increase in net revenue of the open centers is related to a 0.3% increase in scan volume.

General and Administrative ("G&A") expense decreased to $10.9 million during the 2001 three month period, compared to G&A expense of $27.0 million during the 2000 three month period. The decrease from 2000 to 2001 resulted primarily from the sale of the sold facilities. G&A expense relating to the open centers was $11.0 million for the 2001 three month period compared to $12.4 million for 2000 three month period.

Asset impairment losses were $0.8 million during the 2001 three month period, compared to none during the 2000 three month period. As discussed in Note 5 to the condensed consolidated financial statements, the Company has recorded impairment losses for those centers for which the fair value does not cover the carrying value of the long-lived assets.

Bad debt expense was $0.9 million during the 2001 period compared to $1.2 million during the 2000 period. Bad debt expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Bad debt expense relating to the open centers was $0.6 million for the 2001 three month period compared to $0.4 million for 2000 three month period. The 2001 three month period included an additional $0.5 million bad debt allowance.

Depreciation expense was $1.4 million during the 2001 three month period, compared to $3.6 million during the 2000 three month period. Depreciation expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Depreciation expense relating to the open centers was $1.4 million for 2001 three month period and $1.8 million for 2000 three month period. The decrease in depreciation expense of the open centers is related to the write off of property and equipment as part of the asset impairment analysis effective June 30, 2001.

Amortization expense was $0.4 million during the 2001 three month period, compared to $1.1 million during the 2000 three month period. Amortization expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Amortization expense relating to the open centers was $0.4 million for the 2001 three month period compared to $0.6 million for 2000 three month period. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the asset impairment analysis effective June 30, 2001.

Interest expense decreased to $1.7 million, during the 2001 three month period, compared to $2.9 million during the 2000 three month period, resulting primarily from reduced debt in connection with the sale of the sold facilities. Interest expense relating to the open centers was $1.6 million for the 2001 three month period compared to $2.4 million for 2000 three month period. The decrease in interest expense of the open centers is primarily due to reduced debt in connection with the sale of the sold facilities.

During the three months ended September 30, 2001, the Company recognized a net gain of $1.5 million on the sale of one imaging center. During the three months ended September 30, 2000, the Company recognized a net loss of $6.7 million relating to the closing of three imaging centers that were non-performing and recognized a net gain of $2.9 million on the sale of 19 imaging centers.

The Company had a basic and diluted loss per share of $0.10 during the 2001 three month period compared to basic and diluted loss per share of $0.43 during the 2000 three month period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net revenue for the nine months ended September 30, 2001 (the "2001 nine month period") decreased to $44.7 million, from $107.8 million for the nine months ended September 30, 2000 (the "2000 nine month period"). The decrease resulted primarily from the sale of the sold facilities. Net revenue relating to open centers was $38.0 million for the 2001 nine month period compared to $35.8 million for 2000 nine month period. The increase in net revenue of the open centers is related to a 2.3% increase in scan volume.

G&A expense decreased to $36.9 million during the 2001 nine month period, compared to G&A expense of $88.1 million during the 2000 nine month period. The decrease from 2000 to 2001 resulted primarily from the sale of the sold facilities. G&A expense relating to the open centers was $32.8 million for the 2001 nine month period compared to $35.4 million for 2000 nine month period. In addition, the Company recorded a gain resulting from a legal settlement for $2.4 million in March 2001 which was offset by a loss from another unrelated legal settlement for $2.1 million.

Asset impairment losses were $16.3 million during the 2001 nine month period, compared to none during the 2000 nine month period. As discussed in Note 5 to the condensed consolidated financial statements, the Company has recorded impairment losses for those centers for which the fair value does not cover the carrying value of the long-lived assets.

Bad debt expense was $2.2 million during the 2001 period compared to $5.1 million during the 2000 period.

Bad debt expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Bad debt expense relating to the open centers was $1.6 million for the 2001 nine month period compared to $2.2 million for 2000 nine month period. The 2001 nine month period included an additional $0.5 million bad debt allowance compared to the 2000 nine month period which included a $0.9 million additional bad debt allowance.

Depreciation expense was $5.5 million during the 2001 nine month period, compared to $12.5 million during the 2000 nine month period. Depreciation expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Depreciation expense relating to the open centers was $4.9 million for the 2001 nine month period compared to $5.0 million for 2000 nine month period. The decrease in depreciation expense of the open centers is related to the write off of property and equipment as part of the asset impairment analysis effective June 30, 2001.

Amortization expense was $1.7 million during the 2001 nine month period, compared to $3.8 million during the 2000 nine month period. Amortization expense decreased from 2000 to 2001 resulting primarily from the sale of the sold facilities. Amortization expense relating to the open centers was $1.7 million for the 2001 nine month period compared to $3.1 million for 2000 nine month period. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the asset impairment analysis effective June 30, 2001.

Interest expense decreased to $5.8 million, during the 2001 nine month period, compared to $10.7 million during the 2000 nine month period, resulting primarily from reduced debt in connection with the sale of the sold facilities. Interest expense relating to the open centers was $5.7 million for the 2001 nine month period compared to $8.2 million for 2000 nine month period. The decrease in interest expense of the open centers is primarily due to reduced debt in connection with the sale of the sold facilities.

Amortization of lender equity participation fees was $0 and $0.9 million during the 2001 and 2000 nine month periods, respectively. Such amounts represent the amortization of an aggregate of $2.8 million of capitalized fees paid to an affiliate of DVIFS during the fourth quarter of 1998 and the first quarter of 1999 in connection with certain financing. All such fees were fully amortized by June 2000.

The Company recorded a $0.5 million gain on early extinguishment of debt, net of $0.2 million of income taxes, during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, the Company recognized a net loss of $0.7 million relating to the closing of two imaging centers that were non-performing and recognized a net gain of $11.1 million on the sale of 11 imaging centers. During the nine months ended September 30, 2000, the Company recognized a net loss of $11.0 million relating to the closing of nine imaging centers that were non-performing and recognized a net gain of $17.4 million on the sale of 22 imaging centers.

The Company had a basic and diluted loss per share of $0.70 during the 2001 nine month period compared to basic and diluted loss per share of $0.62 during the 2000 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had a working capital deficiency of $52.3 million, compared to a working capital deficiency of $25.9 million at December 31, 2000. The increase in the working capital deficiency from 2000 to 2001 is primarily due to an increase in current portion of long-term debt comprising $21.9 million of Debentures that are in default and thus subject to acceleration of maturity, as well as $10.0 million of its 6 1/2% Convertible Notes that the Company failed to pay upon maturity on June 30, 2001. Furthermore, the past due interest on the above two debt issues of $2.3 million is shown as a current liability. The decrease in current assets from December 31, 2000 to September 30, 2001 is comparable to the decrease in current liabilities (other than for current portions of long-term debt and capital lease obligations) for the same periods as a result of the sale of imaging centers during 2001. The Company's primary short-term liquidity requirements as of September 30, 2001 include obligations under debt and capital leases (including the amounts of principal and interest in default), accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers.

Net cash used in operating activities during the 2001 nine month period was $5.0 million, compared to $5.7 million used in operating activities during the 2000 nine month period. The negative cash flow from operations in the 2001 nine month period is mainly due to a decrease in revenues and operating cash flows related to the sale of 11 imaging centers and closing of two imaging centers in the nine months ended September 30, 2001 (in addition to the sale of 25 imaging centers and closing of 10 imaging centers in 2000). In addition, the Company has not been able to reduce its overhead as quickly as necessary due to the need to retain corporate infrastructure to collect accounts receivable, maintain the operations of remaining centers and conduct other corporate functions. This drain on cash flow has also impaired the Company's ability to pay down its debt. Furthermore, a $2.4 million gain resulting from a legal settlement was recorded during the first quarter of 2001 which was offset by a $2.1 million loss from another legal settlement recorded during the same period.

Net cash provided by investing activities was $14.8 million during the 2001 nine month period, compared to net cash provided by investing activities of $23.2 million during the 2000 nine month period. During the 2001 nine month period, the Company received $14.7 million in net cash proceeds from the sale of imaging centers, compared to $29.4 million during the 2000 nine month period. Equipment purchases were $0.2 million during the 2001 nine month period, compared to $6.1 million during the 2000 nine month period.

Net cash used in financing activities was $11.9 million during the 2001 nine month period, compared to $16.0 million used in financing activities during the 2000 nine month period. Proceeds from new borrowings were $0 during the 2001 nine month period, compared to $17.4 million during the 2000 nine month period. Repayments of notes and capital leases totaled $11.9 million during the 2001 nine month period, compared to $33.1 million during the 2000 nine month period. The Company repaid an aggregate of $3.3 million and $4.0 under its revolving credit loan with DVIBC and $1.5 million and $13.7 million under the DVIFS Repurchase Facility from proceeds received upon the sale of imaging centers for debt not specifically related to the sold centers during the 2001 and 2000 nine month periods, respectively.

As of September 30, 2001, the Company has approximately $1.5 million of purchase commitments for capital expenditures for which it either already has, or expects to have financing available.

Based on current estimates, unless the Company can successfully sell imaging centers at favorable prices and terms, or obtain additional significant financial resources (which is unlikely), the Company's current cash and cash from operations will continue to be insufficient to meet its anticipated cash needs. In light of this, as well as the Company's actual and potential defaults on its indebtedness and its inability to borrow additional amounts without triggering additional defaults, the Company is seeking to restructure its debt. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

In addition, under its credit facilities with DVI, DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. On August 30, 2001, the Company and DVI entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which DVI agreed to extend certain financial accommodations to the Company and forbear from exercising its rights and remedies against the Company with respect to the existing defaults for a period ending on September 30, 2001 (the "Forbearance Period"). Under the Forbearance Agreement, the Company granted DVI additional collateral in all accounts receivable and a pledge of the Company's equity interests in certain subsidiaries in addition to the collateral already granted for various DVI loans. Unless a further restructuring is completed, the Company will be required to pay DVIFS an amount equal to the difference between the payments actually made and the regular monthly payments that should have been made had the Forbearance Agreement not been entered into (the "Forbearance Amount") no later than 90 days from the expiration of the Forbearance Period. Although the Forbearance Period has expired, DVI has to date agreed to accept, and has indicated it will continue until December 1, 2001 to accept, reduced payments at a level comparable to that set in the expired Forbearance Agreement in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a comprehensive restructuring of its indebtedness, it will continue to be substantially dependent on DVI's willingness to provide additional financial accommodations, as to which there can be no assurance.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 10 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at September 30, 2001. The expected maturity categories take into consideration amortization of principal as currently classified in the condensed consolidated financial statements and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of September 30, 2001.


In thousands

                                                        Principal Amount Maturing in:
                           --------------------------------------------------------------------------
                                                                                                       Fair Value
                             2002       2003       2004       2005      2006    Thereafter    Total    at 9/30/01
                           -------     ------     ------    -------    ------   ----------   --------  ---------
   Interest rate
   sensitive
   liabilities:

   Long-term debt
   adjustable-rate
   borrowings                8,261         65         71         78        86         644      9,205        9,205
   Average interest rate      8.50%      9.07%      9.07%      9.07%     9.07%       9.07%      8.56%

   Long-term debt
   fixed-rate               46,062      1,972      2,000        942       258         378     51,612       51,612
   borrowings
   Average interest rate      8.92%     10.62%      8.78%     10.73%    10.48%      10.32%      9.03%

   Capitalized lease
   obligations
   fixed-rate                1,158        866        891      1,112       410         940      5,377         5,377
   borrowings
   Average interest rate      9.00%     10.73%     10.65%     10.52%    10.14%      10.17%     10.15%
                           -------     ------     ------    -------    ------     -------   --------      ---------

   Total                   $ 55,481    $ 2,903    $ 2,962   $  2,132    $  754    $  1,962  $ 66,194      $  66,194
                           ========    =======    =======   ========    ======    ========  ========      =========

   Weighted-Average
   Interest Rates             8.86%     10.62%      9.35%     10.56%    10.13%       9.84%      9.01%
                              =====     ======      =====     ======    ======       =====      =====

PART II   -   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 10 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company did not pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of November 14, 2001 is approximately $0.3 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.

Also, the Company has not made the interest payments on the Debentures that were due March 31, 2001 and September 30, 2001. Because these defaults have remained uncured for 30 days, they could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments. The amount of past due interest on the Debentures as of November 14, 2001 is approximately $2.0 million. The Company is seeking to restructure its indebtedness, including the 6 1/2% Notes and is currently engaged in negotiations with its secured and unsecured lenders. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 and Note 7 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit Number    Description
   --------------    -----------
         10.1        Forbearance Agreement dated August 30, 2001 by and between
                     US Diagnostic Inc. and its subsidiaries and DVI Financial
                     Services Inc. and DVI Business Credit Corporation.

(b) Reports on Form 8-K

A report on Form 8-K dated June 30, 2001 was filed during the quarter ended September 30, 2001 disclosing an Item 5 event.

Items 2, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    US DIAGNOSTIC INC.


Dated:  November 14, 2001           By:  /s/ Leon F. Maraist
                                         -------------------------------------
                                         Leon F. Maraist
                                         President and Chief Executive Officer


                                    By:  /s/ P. Andrew Shaw
                                         -------------------------------------
                                         P. Andrew Shaw
                                         Executive Vice President and Chief
                                         Financial Officer