Form 10-K
period 2001-12-31
U S DIAGNOSTIC INC
filed 2002-04-16
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ________________ to  ________________

                         Commission File Number 1-13392

                               US DIAGNOSTIC INC.
                ------------------------------------------------
                (Name of Registrant as Specified in Its Charter)


                     Delaware                                                                     11-3164389
--------------------------------------------------------------                     ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Identification Number)

250 S. Australian Avenue, Suite 900, West Palm Beach, Florida                                      33401
--------------------------------------------------------------                                   ----------
       (Address of principal executive offices)                                                  (Zip Code)


Registrant's telephone number, including area code:  (561) 832-0006

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 18, 2002 was approximately $177,840 based on the closing price of the common stock on March 19, 2002.

As of March 18, 2002, 22,317,205 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
None.

                                     PART I

                               US DIAGNOSTIC INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the expectations of US Diagnostic Inc. (the "Company"), and are subject to a number of risks and uncertainties, including but not limited to, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the outcome of the Company's negotiations with its senior and subordinated lenders, the effect of a potential Chapter 11 bankruptcy filing on the Company's business, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to renew or successfully negotiate contracts and/or partnership relationships given its financial condition, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Each forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is impossible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

US Diagnostic Inc. is an independent operator of outpatient medical diagnostic imaging and related facilities ("Facilities") with 22 locations owned at the date hereof. The majority of services provided by the Company involve the use of Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), mammography, x-ray and ultrasound equipment. The use of the type of imaging and treatment equipment employed by the Company has grown rapidly in recent years because it allows physicians to quickly and accurately diagnose and treat a wide variety of diseases and injuries without exploratory surgery or other invasive procedures, which are usually more expensive, carry more risk and are more debilitating for patients.

The Company believes that the range of services provided at its Facilities (which include anatomical and functional imaging) provides cross-referral opportunities and increases the Company's ability to serve as a "one-stop" provider of such services to managed care organizations.

The Company was incorporated in Delaware in 1993. The Company's executive office is located at 250 S. Australian Avenue, Suite 900, West Palm Beach, Florida 33401, its telephone number is (561) 832-0006 / (800)7-USDLAB and its web site is at WWW.USDL.COM. Unless the context otherwise requires, all references to the "Company" include US Diagnostic Inc. and its subsidiaries.

FINANCIAL CONDITION AND RECENT DEVELOPMENTS

The Company's financial condition continued to deteriorate during 2001 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions, dispositions of non-core and underperforming assets and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining Facilities, due in part to industry and general economic conditions.

The Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continues to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

The Company's shortfall in cash flows has forced it to default on interest payments aggregating $2.5 million at December 31, 2001, due in March and September of 2001, as well as the March 2002 payment, on its $21.9 million principal amount of 9% Subordinated Convertible Debentures due 2003 (the "Debentures"), plus interest on the overdue amounts, the repayment at maturity of its 6 1/2% Convertible Notes that matured in June 2001 (the "Notes") aggregating $10.0 million in principal amount plus unpaid interest to the maturity date, as well as defaults on other obligations, judgments and indebtedness. Moreover, in the absence of a comprehensive debt restructuring, the Company is unlikely to have sufficient cash resources to pay additional maturing debt obligations which could give rise to additional defaults. The Company has also committed various financial covenant defaults with respect to the Debentures and failed to conduct an offer to purchase the Debentures as a result of the Company's failure to maintain a consolidated net worth of at least $18.0 million. These defaults permit the Debenture holders to accelerate the maturity of the Debentures, constitute cross defaults under other instruments and limit the Company's ability to obtain other financing. The Company's continued operation has been largely dependent on the willingness of its primary senior secured lenders ("Senior Lender"), to reduce their sweeps of the Company's available cash which in part secures the Company's obligations under its credit facilities with the Senior Lender. If the Senior Lender were to terminate its forbearances, the Company would likely be forced to seek immediate protection in bankruptcy.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Senior Lender would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed restructuring will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid.

INDUSTRY OVERVIEW

Total annual spending on diagnostic imaging services in the United States is estimated to be between $56 billion and $70 billion. While 70% of this spending is done in hospital settings, a significant share of the market is commanded by the nation's approximately 3,300 outpatient testing facilities, especially in relation to the roughly $10 billion subsector of advanced imaging services, which includes MRI and CT scans. These approximately 3,300 facilities are mainly operated individually and represent a fragmented market.

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

The number of non-hospital-affiliated imaging centers has grown due to a number of factors. First, when Congress reformed Medicare in 1983 by putting strict controls on inpatient reimbursement, this led to the expansion of all types of freestanding outpatient services, including outpatient surgery and imaging centers. Second, the use of MRI, CT and other equipment became more prevalent due to the quality and quantity of diagnostic information, technological improvements and increased government and third-party reimbursement. Although MRI was developed in the late 1970s, it was not approved for Medicare reimbursement until 1984. Ultrasound and low-dose mammography technology improved in the late 1980s. New technologies and procedures continue to be developed, although some, such as Positron

Emission Tomography scanners ("PET") are relatively expensive. Third, the number of hospital and physician joint ventures increased in the 1980s as hospitals were eager to minimize their financial exposure for expensive equipment and physicians were seeking investments at a time when traditional tax-sheltered investments were being eliminated or were less economic. Thus, between 1984 and 1991, the number of outpatient imaging centers in operation in the United States increased from roughly 700 to over 2,000.

In 1996, Medicare reimbursement for MRI procedures increased approximately 1%-2% over 1995 levels, the first increase in at least four years. In January 1998, Medicare reimbursement for diagnostic procedures increased an additional 1%-2%. In 1999, the Center for Medicare & Medicaid Services ("CMS" - formerly Health Care Financing Administration or HCFA) proposed an initiative to impose a 24% reduction in radiology reimbursement over a four year period beginning January 1999, however the reduction was postponed due to flaws in the CMS's imaging center cost study. Effective January 2000, CMS increased reimbursement by approximately 3%-4% depending upon modality of service.

Effective January 1, 2002, the Medicare Physician Fee Schedule ("MPFS") conversion factor became approximately 5.4% less than the 2001 conversion factor. This decrease reduces the amount of reimbursement for medical procedures under the MPFS. In addition, the Relative Value Units ("RVUs") assigned for the practice expense have also been reduced for 2002. Combined, these reductions amount to an overall reduction of approximately 10% for Medicare payments. CMS will continue to evaluate radiology reimbursement; however, it is unclear as to whether CMS will recommend further reductions or increases in reimbursement. It is also unclear as to whether managed care will adopt similar reductions in reimbursement. See "Regulation and Government Reimbursement". Public HMOs, which have suffered from declining margins, have indicated that their corrective actions will more likely take the form of more rational premium pricing than of further pressure on providers' fee-for-service reimbursement levels. The Company believes that, as managed care becomes more prevalent, further decreases in the average reimbursement per test will occur as a result of payor mix shifts toward managed care businesses which generally have lower reimbursement rates than commercial insurance payors. There is also the potential for a softening pricing environment as companies become more discerning in negotiating managed care contracts and as the industry continues to consolidate.

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

Each of the Company's Facilities has agreements with radiologists as independent contractors to provide all radiology services to the Facilities. Radiologists' compensation ranges primarily between 14%-20% of net collections attributable to radiology services performed by the radiologist. The interpreting physicians are board-certified or board-eligible specialists in radiology, orthopedics, cardiology or neurology, as appropriate. The Company currently operates its Facilities out of one billing office which bills and collects both for technical services and professional services of interpreting physicians at a majority of the Facilities. A few Facilities bill and collect independently on individual systems. Also, the Company entered into a contract with a third-party in 2001 that provides billing and collection services for four Facilities.

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

CLIENTS AND PAYORS

The Company is highly dependent on referrals from physicians who have no contractual obligation or economic incentive to refer patients to the Company's Facilities. Most Facilities receive referrals from multiple physician and physician group practices. If a sufficiently large number of physicians elected at any time to stop referring patients to the Company's Facilities, it would have a material adverse effect on the Company's revenues and results of operations.

In 2001, revenues from conventional indemnity insurance carriers accounted for approximately 24.2% of the Company's revenues, Medicare and Medicaid accounted for approximately 21.7% of revenues, managed care accounted for approximately 36.1% of revenues and the remainder was derived directly from patients and workers' compensation cases.

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

Congress and the U.S. Department of Health and Human Services have taken various actions over the years to reduce reimbursement rates for radiology services and proposals to reduce rates further are anticipated. There have been many proposals discussed within the last few years to further modify reimbursement. In October 2001, the CMS released the proposed 2002 MPFS which scheduled a 5.4% payment rate reduction effective January 1, 2002 for radiology services. In addition to the MPFS rate reduction, specific exams such as PET scans will experience a drastic decrease in reimbursement. Payment for these exams will be reduced approximately 41%. At the close of 2001, the healthcare industry was actively lobbying for an amendment which would shrink the reduction in Medicare physician fees for 2002 from 5.4% to 0.9%. The Company is unable to predict if any additional proposals will be adopted. Any reductions in Medicare reimbursement for radiology services could have a material adverse effect on the Company.

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

In December 1998, CMS announced its final implementation date by which all Independent Physiological Laboratories ("IPL") and other provider types are required to convert to a status of Independent

Diagnostic Testing Facility ("IDTF") in order to continue to receive reimbursement from Medicare. An IDTF is independent of a hospital or physician's office in which diagnostic tests are performed by licensed, certified non-physician personnel under appropriate physician supervision. The Company successfully converted all applicable Facilities to the IDTF status within the allotted time frames. Effective July 1, 2001, CMS released the final regulations concerning physician supervision requirements for services performed in IDTF's. All Facilities were notified of the enforcement of these requirements.

REGULATION OF RADIOLOGY OWNERSHIP; FRAUD AND ABUSE. Medicare payment rules discourage physicians from maintaining an investment interest in radiology operations. The Omnibus Budget Reconciliation Act of 1989 contains provisions which prohibit physicians from referring Medicare or Medicaid patients to clinical laboratories in which the physician has an economic interest. Congressman Pete Stark (D-CA) first proposed a Federal physician self-referral law in 1988, and what became known as "Stark I" was enacted by the Congress in 1989. In 1993, Congress extended the physician self-referral prohibition to entities providing other designated healthcare services, including radiology or other diagnostic services, including MRI, CT scans, ultrasound services and radiation therapy services, now referring to the legislation as "Stark II." In January 1998, the long-awaited regulations addressing the implementation of Stark II were published. There was strong opposition from the physician community to many aspects of the rules. In January 2001, CMS published the final rules for Stark II divided into two phases. Phase I deals extensively with the key definitions in the law, areas dealing with group practices and the general exceptions which protect both ownership and compensation relationships. Phase I regulations went into effect on January 4, 2002. The provisions to be found in Phase II of the final regulations, which provide additional detail about exceptions for compensation arrangements, have yet to be issued by CMS.

The Company has structured its compliance to the operations of the business based on the final Phase I and proposed Phase II of Stark II rules, and will continue to enforce the direction and policies that have been implemented to be in full compliance with the final published rules. Violations of these provisions (collectively known as the "Stark Laws") may result in denial of payments for the service, an obligation to refund payment for the service, payment of civil monetary penalties and/or exclusion from the Medicare, Medicaid and other state healthcare programs.

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

ACR ACCREDITATION. Aetna U.S. Healthcare ("Aetna") announced in early 1999 that all of its MRI providers must be accredited by the ACR by January 1, 2000. The Company began efforts in April 1999 to achieve this goal for all applicable Facilities. ACR accreditation of MRI units initially was voluntary; however, with managed care having reimbursed nearly 100,000 MRI procedures in 1998, this process has now become a requirement of Aetna's in order to ensure future reimbursements. MRI accreditation is a lengthy and complex process that requires radiologists, technologists and physicists to meet certain educational and technical experience in the field of MRI. In addition to the educational requirements, phantom tests and clinical images must be submitted or evaluated by a panel of ACR radiologists and physicists. In late 1999, Aetna made the announcement to delay this requirement by one full year (January 1, 2001), allowing additional time for all contracted facilities and the ACR to complete the necessary tasks for accreditation. In 2001, all Facilities providing MRI services completed the accreditation process. Currently, two Facilities are seeking re-accreditation. The Company believes other managed care entities will follow suit in requiring ACR accreditation or similar programs in order to become or remain participating providers.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (HIPAA). On August 21, 1996, President Clinton signed into law the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA is a multifaceted piece of legislation covering the following three areas: insurance portability, fraud enforcement and administrative simplification. The first two areas, insurance portability and fraud enforcement have already been put into effect and, as of December 2001, two final rules were issued: Transaction and Code Set Standards and the Privacy Rule. All covered entities are required to comply with Transaction and Code Set Standards provisions by October 16, 2002 and comply with the provisions of the Privacy Rule by April 14, 2003. The Company has been actively working with both its software vendor and third-party billing company in order to ensure compliance with Transaction and Code Set Standards by the October 2002 deadline. In addition, the Company's Compliance Committee is reviewing current operations and will develop new policies and procedures to ensure compliance with the final Privacy Rule prior to April 2003. The Company has not yet quantified the costs, if any, of compliance with the two HIPAA rules.

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

INSURANCE

The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance and other insurance, which it believes is adequate for its present operations although, even if adequate, contains deductibles for which the Company would be responsible. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage. In the event that a claim exceeds available coverage, the Company's financial condition and results of operations could be adversely and materially affected.

EMPLOYEES

As of March 15, 2002, the Company had approximately 310 full-time and 34 part-time employees, none of whom was represented under union contracts or other collective bargaining arrangements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

The Company's executive, corporate administrative, accounting and billing offices are located in West Palm Beach, Florida where the Company leases an aggregate of approximately 26,000 square feet at one location under a lease expiring in 2008. The Company is trying to sublease a portion of such space. The aggregate lease expense relating to occupancy expense was approximately $788,000 in 2001.

The Company operates imaging centers that range in size from approximately 800 to 23,700 square feet. The aggregate lease occupancy expense for all such Facilities was approximately $2.7 million in 2001. The imaging centers have leases expiring between 2002 and 2011.

The Company believes that its owned and leased properties are adequate for its present needs, and that suitable additional or replacement space can be accommodated as needed.

ITEM 3. LEGAL PROCEEDINGS

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company alleging breach of a contract to provide radiology services and specifically improper termination of the contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the "oral agreement." In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. On May 3, 1999, this matter was tried before a jury in Montgomery County, Alabama. The trial concluded on May 7, 1999 and the jury returned a verdict against the defendant in the amount of $1,134,000 as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. The Company paid $600,000 to a bonding company which posted a bond to secure payment of the judgment and appealed the verdict to the Alabama Supreme Court which ruled against the Company in a split decision. The Company's request for a rehearing of that decision was rejected. The plaintiff collected the $1.4 million judgment, inclusive of interest, from the bonding company under the bond. The Company owes approximately $800,000 to the bonding company. The Company recognized the settlement expense as of December 31, 2000 as a result of this lawsuit.

MARCONI MEDICAL SYSTEM, INC. VS. US DIAGNOSTIC INC. - The Company is the Defendant in this action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This lawsuit involves an action for breach of contract to collect unpaid invoices relating to the Company's former Texas centers. The invoices were assumed by the purchasers of the centers. However, the purchasers failed to pay the invoices, and suit was filed against the Company. The invoices have been outstanding since approximately February 1999. The amount of the claim is $297,000 exclusive of interest, attorneys' fees and costs. The Company reached a settlement with the purchasers of the Texas centers which requires the Company to satisfy this claim. Therefore, this matter has been accrued for as of December 31, 2001.

CALIFORNIA TAX AUDIT - This matter is regarding Valley Presbyterian MRI Center and the Company. The State of California determined in an audit that the doctors providing services at the Company's center were employees rather than independent contractors. As a result, the State issued a tax assessment of $251,905 for various unpaid state taxes. The matter is still pending and is not likely to be resolved until late 2002 or 2003. The Company believes that the doctors were independent contractors consistent with California practice; however, the outcome cannot be predicted at this time.

US DIAGNOSTIC INC. VS. METROPOLITAN DIAGNOSTIC IMAGING, PC, GRAMMERCY MRI AND DIAGNOSTIC RADIOLOGY, PC, QUEENS MEDICAL IMAGING, PC, NARROWS MRI AND DIAGNOSTIC RADIOLOGY, PC, AND ALAN WINAKOR - The Company is the Plaintiff/Counterdefendant in an action, in the United States District Court of the Southern District of New York. This lawsuit involves an action for breach of contract in which the Company seeks to recover approximately $200,000 in damages for unpaid billing and collection services. The Defendants have filed an answer, including a counterclaim for breach of contract, defamation, tortious interference, and permanent injunction seeking damages of approximately $1 million. The counterclaims are essentially premised upon business interruption. The Company believes that it is owed the $200,000 for breach of contract. The counterclaims were recently filed, but do not appear to be meritorious and based upon a preliminary review, the damages are believed to be excessive and speculative. Therefore, the outcome of this matter cannot be determined at this time.

RADNET MANAGEMENT II, INC. VS. US DIAGNOSTIC INC. AND MODESTO IMAGING CENTER, INC. - The Company is a Defendant in an action, before the American Arbitration Association, Los Angeles Regional Office. This is an action for breach of representations and warranties in an asset purchase agreement. The claimant alleges the Company failed to disclose that a certain lease agreement had been extended for ten years through the year 2014, rather than terminating in 2004. The claimant seeks approximately $1 million pursuant to the surviving covenants and agreements related to such asset purchase agreement. The matter is currently in discovery and the Company cannot currently determine whether it is liable for such alleged breach or the appropriate amount of the claim if it is determined to be liable.

OTHER MATTERS - The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance and other insurance, which it believes is adequate for its present operations although, even if adequate, contains deductibles for which the Company would be responsible. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has traded under the symbol USDL on the OTC Bulletin Board ("OTCBB") since August 16, 2000. This was the result of the Company's ineligibility to remain listed on the NASDAQ SmallCap Market due to its non-compliance with the minimum one-dollar bid price under the NASDAQ SmallCap Market rules. Previously, the Company was on the NASDAQ SmallCap Market from September 22, 1998 to August 15, 2000. While there can be no assurance that the Company's common stock will trade on the OTCBB, the Company believes that market makers will continue to make a market in its shares of common stock on the OTCBB.

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
                                                         HIGH           LOW
                                                         ----           ---

         2000
         ----

         January 1 through March 31, 2000........        $1.75         $0.88
         April 1 through June 30, 2000...........         1.09          0.50
         July 1 through August 15, 2000..........         1.00          0.69
         August 16 through September 30, 2000....         0.91          0.38
         October 1 through December 31, 2000.....         1.25          0.72

         2001
         ----

         January 1 through March 31, 2001........        $0.97         $0.30
         April 1 through June 30, 2001...........         0.28          0.03
         July 1 through September 30, 2001.......         0.10          0.07
         October 1 through December 31, 2001.....         0.07          0.01


The number of record holders of the Company's common stock as of March 18, 2002 was 245.

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


                                                                     Year Ended December 31,
                                           -----------------------------------------------------------------------------------
(In thousands, except per share amounts)      2001               2000             1999             1998                1997
----------------------------------------   ---------           ---------        ---------        ---------           ---------

STATEMENT OF OPERATIONS DATA
Net revenue                                $  55,930           $ 127,902        $ 155,602        $ 195,735           $ 216,222
Loss before extraordinary gain               (24,524)(1)(2)      (32,567)(1)      (10,793)(1)         (512)(1)(2)     (116,712)(2)
Extraordinary gain, net of income taxes          464 (4)              --            2,598 (3)        5,311 (3)              --
Net income (loss)                            (24,060)            (32,567)          (8,195)           4,799            (116,712)

Basic and diluted earnings (loss) per
   common share
Loss before extraordinary gain                 (1.10)              (1.44)           (0.47)           (0.02)              (5.26)
Extraordinary gain                              0.02                  --             0.11             0.23                  --
                                           ---------           ---------        ---------        ---------           ---------
Net income (loss)                          $   (1.08)          $   (1.44)       $   (0.36)       $    0.21           $   (5.26)
                                           =========           =========        =========        =========           =========

Cash dividends declared per common
   share                                          --                  --               --               --                  --


(1) Includes $10.7 million, $14.6 million, $2.3 million and $4.7 million gain on sale of subsidiaries in 2001, 2000, 1999 and 1998, respectively. See Note 12 of Notes to Consolidated Financial Statements.

(2) Includes asset impairment losses of $18.6 million, $680,000 and $92.9 million in 2001, 1998 and 1997, respectively. See Note 6 of Notes to Consolidated Financial Statements.

(3) Represents gain on repurchase of Debentures. See Notes 8, 9 and 13 of Notes to Consolidated Financial Statements.

(4) Represents gain on early extinguishment of debt. See Note 13 of Notes to Consolidated Financial Statements.



                                                                         As of December 31,
                                                     ------------------------------------------------------------
(In thousands)                                        2001          2000         1999         1998         1997
--------------                                       -------      --------     --------     --------     --------
BALANCE SHEET DATA
Total assets                                         $49,625      $115,848     $217,742     $237,830     $287,999
Current portion of debentures, long-term debt
   and capital leases                                 53,689        30,714       27,705       27,239       27,745
Total long-term obligations                           12,404        63,109      128,640      147,701      191,547


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the ability of the Company to achieve a restructuring of its debt on acceptable terms in a timely manner, the ability to sell assets at favorable prices and in a timely manner, economic, competitive, regulatory and legal factors, collections of accounts receivable, the outcome of the Company's negotiations with its senior and subordinated lenders, the effect of a potential Chapter 11 bankruptcy filing on the Company's business, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to renew or successfully negotiate contracts and/or partnership relationships given its financial condition, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

OVERVIEW AND RECENT DEVELOPMENTS

The Company's financial condition continued to deteriorate during 2001 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions, dispositions of non-core and underperforming assets and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

The Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continues to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

The Company's shortfall in cash flows has forced it to default on interest payments due in March and September of 2001, as well as the March 2002 payment, on its $21.9 million principal amount of the Debentures aggregating $2.5 million at December 31, 2001, plus interest on the overdue amounts, the repayment at maturity of the Notes aggregating $10.0 million in principal amount plus unpaid interest to the maturity date, as well as defaults on other obligations, judgments and indebtedness. Moreover, in the absence of a comprehensive debt restructuring, the Company is unlikely to have sufficient cash resources to pay additional maturing debt obligations which could give rise to additional defaults. The Company has also committed various financial covenant defaults with respect to the Debentures and failed to conduct an offer to purchase the Debentures as a result of the Company's failure to maintain a consolidated net worth of at least $18.0 million. These defaults permit the Debenture holders to accelerate the maturity of the Debentures, constitute cross defaults under other instruments and limit the Company's ability to obtain other financing. The Company's continued operation has been largely dependent on the willingness of the Senior Lender to reduce its sweeps of the Company's available cash which in part secures the Company's obligations under its credit facilities with the Senior Lender. If the Senior Lender were to terminate its forbearances, the Company would likely be forced to seek immediate protection in bankruptcy.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Senior Lender would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed restructuring will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid. See Note 1 GOING CONCERN and MANAGEMENT'S PLANS which are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. The most significant of these estimates relate to contractual and bad debt allowances on accounts receivable and other receivables, useful lives of medical equipment, the realizability of long-lived and intangible assets and reserves for litigation contingencies. Future events could alter such estimates in the near term. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

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

NET REVENUE - Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services as rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company also has relatively insignificant amounts of revenue comprised of fees charged by the Company for management services for the technical component of procedures performed in certain corporate practice of medicine states provided at non-Company owned imaging facilities. This revenue also includes fees for management and billing and collection.

Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition In Financial Statements," established the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes its revenue recognition policies conform to SAB No. 101.

DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's Board of Directors approved a restructuring plan which allowed for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The Company's sales of its imaging centers pursuant to the Plan of Restructuring, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying consolidated financial statements have been reclassified to reflect this presentation. Consequently, the Company's operations are no longer differentiated between continuing and discontinued operations.

The following table sets forth items of income and expense as a percentage of net revenues:

                                                                     Years Ended December 31,
                                                                -----------------------------------
                                                                 2001          2000           1999
                                                                -----          -----          -----
NET REVENUE                                                     100.0%         100.0%         100.0%
                                                                -----          -----          -----

OPERATING EXPENSES
     General and administrative                                  85.2           86.0           77.5
     Asset impairment losses                                     33.2             --             --
     Bad debt expense                                            10.7           10.8            3.9
     Depreciation                                                12.2           11.9           11.8
     Amortization                                                 3.8            3.3            3.2
                                                                -----          -----          -----

TOTAL OPERATING EXPENSES                                        145.1          112.0           96.4
                                                                -----          -----          -----

INCOME (LOSS) FROM OPERATIONS                                   (45.1)         (12.0)           3.6
                                                                -----          -----          -----

TOTAL OTHER INCOME (EXPENSE)                                      7.5           (8.4)          (9.5)
                                                                -----          -----          -----

Loss before minority interest, provision (benefit) for
     income taxes and extraordinary gain                        (37.6)         (20.4)          (5.9)
                                                                -----          -----          -----

Minority interest and provision (benefit) for income
     taxes, net                                                   6.2            5.1            1.1
                                                                -----          -----          -----

LOSS BEFORE EXTRAORDINARY GAIN                                  (43.8)         (25.5)          (7.0)

Extraordinary gain, net of income taxes                           0.8             --            1.7
                                                                -----          -----          -----
NET LOSS                                                        (43.0)%        (25.5)%         (5.3)%
                                                                =====          =====           ====


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Net revenue decreased to $55.9 million in 2001 from $127.9 million in 2000, primarily as a result of the sale or closing of imaging centers in 2001. Net revenue relating to centers that were owned and operating at the end of both December 31, 2001 and 2000 ("open centers") was $48.4 million for 2001 compared to $46.6 million for 2000. The increase in net revenue of the open centers is related to a 1.6% increase in scan volume, and a shift to a higher revenue per scan modalities such as MRI and CT as a percentage of the overall modalities.

General and Administrative ("G&A") expense decreased to $47.7 million in 2001 compared to $110.0 million in 2000 primarily as a result of the sale or closing of imaging centers in 2001, and also the realization in 2001 of the full benefit of the sale or closing of the imaging centers during 2000. Expressed as a percentage of revenue, G&A decreased from 86.0% in 2000 to 85.2% in 2001. Included in G&A expense in 2001 is a gain resulting from a legal settlement for $2.4 million in March 2001 which was offset by a loss from another unrelated legal settlement for $2.1 million. G&A expense relating to the open centers was $42.4 million for 2001 compared to $41.7 million for 2000. The G&A expense also includes charges for stock-based compensation of $87,000 and $295,000 in 2001 and 2000, respectively. Furthermore, in 2000, G&A expense includes approximately $6.2 million of employee retention bonuses, executive severance payments, executive retention bonuses and payments to non-employee directors that were paid or accrued in connection with the plan to sell the imaging centers. Pursuant to the Plan of Restructuring in 2000, certain executives elected to deem their employment agreements terminated by the Company without cause, due to change in control as defined by their employment agreements. As a result, they were entitled to receive lump sum compensation. The total amount paid or accrued to these executives was $2.4 million as of December 31, 2000.

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

The Company also implemented an employee retention bonus plan to ensure that certain key employees remained with the Company through the period of liquidation. Eligible employees were entitled to a retention bonus amount equal to a set number of weeks of their regular salary, ranging from four to fifty-two weeks. The total retention bonus pool relating to non-executive employees that was paid or accrued was $2.2 million as of December 31, 2000.

Furthermore, in 2001 the Company implemented another employee retention bonus plan to ensure that certain key employees remained with the Company through the period of restructuring. Eligible employees were entitled to a retention bonus amount equal to a set number of weeks of their regular salary, ranging from six to twelve weeks. The eligible employees were required to remain with the Company through December 31, 2001 to earn the entire retention bonus amount. If the employee's services were no longer needed as deemed by the Company because of business conditions prior to

December 31, 2001, the employee was entitled to the entire retention bonus amount. The total retention bonus pool including payroll taxes that were accrued relating to non-executive employees was $423,000 as of December 31, 2001. The Company paid 33% or $140,000 of such accrued amounts in January 2002.

The Company has also accrued the retention payable (and applicable payroll taxes) for two of its executives according to their employment agreements totaling $188,000 as of December 31, 2001. The Company has not yet paid such amounts as of April 16, 2002.

In addition, the Company has not been able to reduce its overhead as quickly as necessary due to the need to retain corporate infrastructure to collect accounts receivable, maintain the operations of remaining centers and conduct other corporate functions. This drain on cash flow has also impaired the Company's ability to pay down its debt.

Asset impairment losses were $18.6 million during 2001, compared to none during 2000. As discussed in Note 6 of Notes to Consolidated Financial Statements, the Company has recorded impairment losses for those centers for which the fair value does not cover the carrying value of the long-lived assets.

Bad debt expense decreased to $6.0 million in 2001 compared to $13.8 million in 2000. Bad debt expense relating to the open centers was $4.5 million for 2001 compared to $5.3 million for 2000. The decrease in bad debt expense is primarily due to the reduction in the number of open centers that generated a lower volume of accounts receivable in 2001 compared to 2000. In addition, 2000 bad debt expense reflects higher reserves because of a significant deterioration in collection results related to the adoption of the Plan of Restructuring, employee turnover and difficulties resulting from outsourcing billing and collection to a third-party. These issues affected 2001 collections to a lesser degree. As a percentage of revenue, bad debt expense decreased from 10.8% in 2000 to 10.7% in 2001.

Depreciation expense was $6.8 million in 2001 compared to $15.3 million in 2000. The decrease resulted primarily from a reduction in the depreciable asset base due to the realization in 2001 of the full benefit of the sale of the imaging centers in 2000, as well as partial year savings from the sale of 2001 imaging centers. Depreciation expense relating to the open centers was $6.0 million for 2001 compared to $6.6 million for 2000. The decrease in depreciation expense of the open centers is related to the write off of property and equipment as part of the asset impairment analysis since the second quarter of 2001. The decrease was partially offset by an increase in property and equipment in connection with medical equipment upgrades and ongoing improvements to facilities.

Amortization expense was $2.1 million in 2001 compared to $4.2 million in 2000. Amortization expense relating to the open centers was $2.1 million for the 2001 compared to $3.6 million for 2000. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the asset impairment analysis since the second quarter of 2001.

During 2001, the Company recognized a net loss of $0.7 million relating to the closing of two imaging centers that were non-performing and recognized a net gain of $10.7 million on the sale of 11 imaging centers. During 2000, the Company recognized a net loss of $10.7 million relating to the closing of 10 imaging centers that were non-performing and recognized a net gain of $14.6 million on the sale of 25 imaging centers. See Note 12 of Notes to Consolidated Financial Statements.

Interest expense decreased to $7.3 million in 2001 compared to $14.0 million in 2000. This was a result of lower average borrowings outstanding during 2001 in connection with the sale of imaging centers in

2000 and 2001. Interest expense relating to the open centers was $7.1 million for 2001 compared to $11.3 million for 2000. The decrease in interest expense of the open centers is primarily due to debt repayments made with the proceeds from the sold facilities.

Amortization of lender equity participation fees was none and $0.9 million during 2001 and 2000, respectively. Such amounts represent the amortization of an aggregate of $2.8 million of capitalized fees paid to an affiliate of DVI Financial Services, Inc. ("DVIFS") during the fourth quarter of 1998 and the first quarter of 1999 in connection with a financing. All such fees were fully amortized by June 2000.

Minority interest in gain on sale of subsidiaries was $3.3 million in 2001 compared to $5.2 million in 2000 and was attributable to the sale of majority owned subsidiaries.

During 2001, the Company recorded a $0.5 million gain on early extinguishment of debt, net of $0.2 million of income taxes. See Note 13 of Notes to Consolidated Financial Statements.

The Company had a basic and diluted net loss per share of $1.08 in 2001 compared to basic and diluted net loss per share of $1.44 in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net revenue decreased to $127.9 million in 2000 from $155.6 million in 1999, primarily as a result of the sale or closing of imaging centers in 2000. Net revenue relating to open centers was $46.6 million for 2000 compared to $46.1 million for 1999. The increase in net revenue of the open centers is related to a 6.3% increase in scan volume.

G&A expense decreased to $110.0 million in 2000 compared to $120.6 million in 1999 primarily as a result of sale or closing of imaging centers in 2000. Expressed as a percentage of revenue, G&A increased from 77.5% in 1999 to 86.0% in 2000. G&A expense relating to the open centers was $41.7 million for the 2000 compared to $36.5 million for 1999. The increase in G&A expense in 2000 over 1999 is mainly due to $6.2 million of employee retention bonuses, executive severance payments, executive retention bonuses and payments to non-employee directors that were paid or accrued in 2000 as described above. The G&A expense also includes charges for stock-based compensation of $295,000 and $573,000 in 2000 and 1999, respectively.

Bad debt expense increased to $13.8 million in 2000 compared to $6.1 million in 1999. Bad debt expense relating to the open centers was $5.3 million for 2000 compared to $1.4 million for 1999. The Company recorded an $8.0 million charge in 2000 for additional provisions for bad debt expense on uncollectible accounts receivable. The 2000 bad debt expense reflects higher reserves because of a significant deterioration in collection results related to the adoption of the Plan of Restructuring, employee turnover and difficulties resulting from outsourcing billing and collection to a third-party. The 1999 bad debt expense reflects $427,000 recorded for a group of California centers adversely affected by the bankruptcy of a third-party payor. As a percentage of revenue, bad debt expense increased from 3.9% in 1999 to 10.8% in 2000.

Depreciation expense was $15.3 million in 2000 compared to $18.3 million in 1999. The decrease resulted primarily from a reduction in the depreciable asset base due to the realization in 2000 of the full benefit of the sale of the imaging centers in 1999, as well as partial year savings from the sale of imaging centers during 2000 which was partially offset by increases in property and equipment in connection with medical equipment upgrades and ongoing improvements to facilities. Depreciation expense relating to the open centers was $6.6 million for 2000 compared to $5.4 million for 1999.

Amortization expense was $4.2 million in 2000 compared to $5.0 million in 1999. Amortization expense relating to the open centers was $3.6 million for 2000 compared to $4.0 million for 1999.

During 2000, the Company recognized a net loss of $10.7 million relating to the closing of 10 imaging centers that were non-performing and recognized a net gain of $14.6 million on the sale of 25 imaging centers. During 1999, the Company recognized a net gain of $2.3 million on the sale of three imaging centers. See
Note 12 of Notes to Consolidated Financial Statements.

Interest expense decreased to $14.0 million in 2000 compared to $17.4 million in 1999. This was a result of lower average borrowings outstanding during 2000 in connection with the sale of imaging centers in 2000. Interest expense relating to the open centers was $11.3 million for 2000 compared to $12.3 million for 1999. The decrease in interest expense of the open centers is primarily due to debt repayments made with the proceeds from the sold facilities.

Amortization of lender equity participation fees was $0.9 million and $1.9 million during 2000 and 1999, respectively. Such amounts represent the amortization of an aggregate of $2.8 million of capitalized fees paid to an affiliate of DVIFS during the fourth quarter of 1998 and the first quarter of 1999 in connection with certain financing. All such fees were fully amortized by June 2000.

Minority interest in gain on sale of a subsidiary was $5.2 million in 2000 compared to none in 1999 and was attributable to the sale of a majority owned subsidiary.

During 1999, the Company recorded extraordinary gain net of income taxes of $2.6 million related to the repurchase of approximately $12.5 million aggregate principal amount of its Debentures for amounts less than the recorded amounts. See Notes 8, 9 and 13 of Notes to Consolidated Financial Statements.

The Company had a basic and diluted net loss per share of $1.44 in 2000 compared to basic and diluted net loss per share of $0.36 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had a working capital deficiency of $57.0 million, compared to a working capital deficiency of $25.9 million at December 31, 2000. The increase in the working capital deficiency from 2000 to 2001 is primarily due to an increase in current portion of long-term debt comprised of $21.9 million of Debentures that are in default and thus subject to acceleration of maturity. Furthermore, the unpaid interest on the Debentures and the Notes of $3.0 million is shown as a current liability. The decrease in current assets from 2000 to 2001 is comparable to the decrease in current liabilities (other than the current portions of long-term debt and capital lease obligations) for the same periods as a result of the sale of imaging centers during 2001. The Company's primary short-term liquidity requirements as of December 31, 2001 include obligations under Debentures, debt and capital leases (including the amounts of principal and interest in default), rent, salaries, other operating expenses (such as unpaid portion of the non-executive employee retention bonuses and payments per executive employment agreements), accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

Net cash used in operating activities during 2001 was $2.9 million, compared to $1.2 million used in operating activities during 2000. The negative cash flow from operations in 2001 is mainly due to a decrease in revenues and operating cash flows related to the sale of 11 imaging centers and closing of two imaging centers in 2001 (in addition to the sale of 25 imaging centers and closing of 10 imaging centers in 2000). In addition, the Company has not been able to reduce its overhead as quickly as necessary due to the need to retain corporate infrastructure to collect accounts receivable, maintain the operations of remaining centers and conduct other corporate functions. This drain on cash flow has also impaired the Company's ability to pay down its debt. Furthermore, a $2.4 million gain resulting from a legal settlement was recorded during the first quarter of 2001 which was offset by a $2.1 million loss from another unrelated legal settlement recorded during the same period.

Net cash provided by investing activities was $13.3 million during 2001, compared to net cash provided by investing activities of $11.0 million during 2000. During 2001, the Company received $14.7 million in net cash proceeds from the sale of imaging centers, compared to $19.0 million during 2000. The net cash proceeds from the sale of imaging centers in 2001 is net of $4.8 million of sale proceeds used to repay debt not specifically related to the sale of the imaging centers. Equipment purchases were $2.0 million during 2001, compared to $7.9 million during 2000.

Net cash used in financing activities was $13.5 million during 2001, compared to $11.2 million used in financing activities during 2000. Proceeds from new borrowings totaled $1.6 million during 2001, compared to $19.9 million during 2000. Repayments of notes and capital leases totaled $15.1 million during 2001, compared to $30.8 million during 2000. The Company repaid an aggregate of $3.3 million and $5.0 under its revolving credit loan with DVI Business Credit Corporation ("DVIBC") and $1.5 million and $18.1 million under the DVIFS Repurchase Facility from proceeds received upon the sale of imaging centers for debt not specifically related to the sold centers during 2001 and 2000, respectively. See Note 9 of the Notes to Consolidated Financial Statements for further detail.

As of December 31, 2001, the Company has no purchase commitments for capital expenditures and no commitments to execute operating leases.

Based on current estimates, unless the Company can successfully sell remaining imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 and September 30, 2001 interest payments and likely will default on the March 31, 2002 interest payment on its Debentures. Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its Notes that matured on June 30, 2001. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments.

As noted above, the Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continues to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Senior Lender would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed restructuring will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid.

If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

For additional information regarding the Company's debt defaults, restructuring efforts and cash flow short fall, see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview and Recent Developments which is incorporated herein by reference. For a discussion of the Company's ability to continue as a going concern and the Company's debt facilities, see Notes 1 and 9 to the Consolidated Financial Statements, respectively, which are incorporated herein by reference. For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Item 1. BUSINESS - Regulation and Government Reimbursement, Item 3. LEGAL PROCEEDINGS and Note 21 of Notes to Consolidated Financial Statements each of which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE INFORMATION ABOUT INTEREST RATE RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at December 31, 2001. The expected maturity categories take into consideration amortization of principal as currently classified in the consolidated financial statements and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of December 31, 2001.

In thousands

                                                  Principal Amount Maturing in:
                         -------------------------------------------------------------------------
                                                                                                       Fair Value
                           2002        2003      2004       2005      2006    Thereafter    Total      At 12/31/01
                         --------    -------   -------    -------   -------   ----------   -------     -----------
Interest rate
sensitive liabilities:

Long-term debt
adjustable-rate
borrowings                $ 7,574      $  67     $  73      $  79     $  88      $  622    $ 8,503       $ 8,503
Average interest rate       6.77%      9.07%     9.07%      9.07%     9.07%       9.07%      7.02%

Long-term debt
fixed-rate borrowings      44,913      2,609     1,544      1,095       513         520     51,194        51,194
Average interest rate        8.90%      9.09%    10.54%     10.09%     9.88%      10.09%      9.02%

Capitalized lease
obligations
fixed-rate borrowings       1,202      1,083     1,547        524       418         838      5,612         5,612
Average interest rate        9.41%     10.74%    10.67%      9.92%     9.90%       9.92%     10.18%
                         --------    -------   -------    -------   -------     -------    -------       -------

Total                    $ 53,689    $ 3,759   $ 3,164    $ 1,698   $ 1,019     $ 1,980    $65,309       $65,309
                         ========    =======   =======    =======   =======     =======    =======       =======

Weighted-Average
Interest Rates               8.61%      9.57%    10.57%      9.70%     9.82%       9.70%      8.86%
                         ========    =======   =======    =======   =======     =======    =======


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report ................................................................        27

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................        28

Consolidated Statements of Operations for each of the three years in the
   period ended December 31, 2001............................................................        29

Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years
   in the period ended December 31, 2001.....................................................        30

Consolidated Statements of Cash Flows for each of the three years in
   the period ended December 31, 2001..........................................................      31

Notes to Consolidated Financial Statements.....................................................      33


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of US Diagnostic Inc.:

We have audited the accompanying consolidated balance sheets of US Diagnostic Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule shown as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, both the working capital and the stockholders' deficiencies, its inability to remain in compliance with certain debt covenants, and the resulting difficulty in generating sufficient cash flows to meet its obligations and sustain operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
March 26, 2002

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                          December 31,
                                                                                   -------------------------
In thousands, except share date                                                       2001              2000
-------------------------------                                                    ---------       ---------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $   1,351       $   4,458
     Accounts receivable, net of allowance for bad debts of $16,781 in 2001
       and $14,288 in 2000                                                             8,872          21,853
     Other receivables, net of allowance for bad debts of $483 in 2001 and
       none in 2000                                                                    1,252           3,246
     Prepaid expenses and other current assets                                           955           2,499
                                                                                   ---------       ---------
        TOTAL CURRENT ASSETS                                                          12,430          32,056

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
     of $18,366 and $38,548 in 2001 and 2000, respectively                            17,658          41,281
INTANGIBLE ASSETS, net of accumulated amortization of $5,775 and $11,855
     in 2001 and 2000, respectively                                                   16,631          38,438
OTHER ASSETS                                                                             439             948
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                              2,467           3,125
                                                                                   ---------       ---------
    TOTAL ASSETS                                                                   $  49,625       $ 115,848
                                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                                              $   5,081       $   8,521
     Accrued expenses                                                                  9,057          13,906
     Subordinated convertible debentures                                              21,935              --
     Current portion of long-term debt                                                30,552          27,697
     Obligations under capital leases - current portion                                1,202           3,017
     Other current liabilities                                                         1,349           4,520
     Purchase price due on companies acquired                                            269             271
                                                                                   ---------       ---------
        TOTAL CURRENT LIABILITIES                                                     69,445          57,932

Subordinated convertible debentures                                                       --          21,843
Long-term debt, net of current portion                                                 7,210          34,814
Obligations under capital leases, net of current portion                               4,410           5,573
Other liabilities                                                                        784             879
                                                                                   ---------       ---------
    TOTAL LIABILITIES                                                                 81,849         121,041
                                                                                   ---------       ---------
MINORITY INTEREST                                                                        485           3,502

COMMITMENTS AND CONTINGENCIES (Notes 10, 17 and 21)                                       --              --

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued             --              --
   Common stock, $.01 par value; 50,000,000 shares authorized; 22,317,205 and 22,412,405 shares issued and outstanding at December 31, 2001
       and 2000, respectively                                                            223             224
   Additional paid-in capital                                                        147,656         147,696
   Deferred stock-based compensation                                                     (18)           (105)
   Accumulated deficit                                                              (180,570)       (156,510)
                                                                                   ---------       ---------
        TOTAL STOCKHOLDERS' DEFICIENCY                                               (32,709)         (8,695)
                                                                                   ---------       ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 $  49,625       $ 115,848
                                                                                   =========       =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except per share data

                                                                       Years Ended December 31,
                                                             ---------------------------------------------
                                                                2001              2000             1999
                                                             ---------         ---------         ---------
NET REVENUES                                                 $  55,930         $ 127,902         $ 155,602
                                                             ---------         ---------         ---------
OPERATING EXPENSES
     General and administrative                                 47,678           109,979           120,580
     Asset impairment losses                                    18,588                --                --
     Bad debt expense                                            5,966            13,769             6,062
     Depreciation                                                6,806            15,271            18,280
     Amortization                                                2,146             4,237             5,000
                                                             ---------         ---------         ---------
       TOTAL OPERATING EXPENSES                                 81,184           143,256           149,922
                                                             ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                                  (25,254)          (15,354)            5,680
                                                             ---------         ---------         ---------
OTHER INCOME (EXPENSE)
     Net gain on disposition of subsidiaries                    10,025             3,896             2,306
     Interest expense                                           (7,344)          (13,984)          (17,369)
     Amortization of lender equity participation fees               --              (926)           (1,853)
     Interest and other income                                   1,530               380             2,105
                                                             ---------         ---------         ---------
       TOTAL OTHER INCOME (EXPENSE)                              4,211           (10,634)          (14,811)
                                                             ---------         ---------         ---------

Loss before minority interest, provision (benefit)
     for income taxes and extraordinary gain                   (21,043)          (25,988)           (9,131)
                                                             ---------         ---------         ---------
MINORITY INTEREST:

    Minority interest in gain on sale of subsidiaries            3,258             5,183                --
    Minority interest in income of subsidiaries                     67             1,811             2,811
                                                             ---------         ---------         ---------
        TOTAL MINORITY INTEREST                                  3,325             6,994             2,811
                                                             ---------         ---------         ---------
Loss before provision (benefit) for income taxes and
    extraordinary gain                                         (24,368)          (32,982)          (11,942)
Provision (benefit) for income taxes                               156              (415)           (1,149)
                                                             ---------         ---------         ---------

     LOSS BEFORE EXTRAORDINARY GAIN                            (24,524)          (32,567)          (10,793)
Extraordinary gain, net of income taxes                            464                --             2,598
                                                             ---------         ---------         ---------
     NET LOSS                                                $ (24,060)        $ (32,567)        $  (8,195)
                                                             =========         =========         =========

BASIC AND DILUTED LOSS PER COMMON SHARE
     Loss before extraordinary gain                          $   (1.10)        $   (1.44)        $   (0.47)
     Extraordinary gain                                           0.02                --              0.11
                                                             ---------         ---------         ---------
     Net loss                                                $   (1.08)        $   (1.44)        $   (0.36)
                                                             =========         =========         =========
     Weighted-average common shares outstanding                 22,346            22,572            22,719
                                                             =========         =========         =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                                       Total
                                                                       Additional                                   Stockholders'
                                           Common         Common         Paid-in       Deferred      Accumulated       Equity
In thousands                               Shares          Stock         Capital     Compensation      Deficit      (Deficiency)
                                          ---------      ---------     ----------    ------------    -----------    ------------
BALANCE - JANUARY 1, 1999                    22,712      $     227      $ 148,047      $    (973)     $(115,748)     $  31,553

Restricted stock issued                          34             --             --             --             --             --

Purchase and retirement of stock               (105)            (1)          (102)            --             --           (103)

Amortization of deferred compensation            --             --             --            573             --            573

Net loss                                         --             --             --             --         (8,195)        (8,195)
                                          ---------      ---------      ---------      ---------      ---------      ---------
BALANCE - DECEMBER 31, 1999                  22,641            226        147,945           (400)      (123,943)        23,828

Restricted stock issued                          69              1             (1)            --             --             --

Common stock redeemed and retired
   upon sale of imaging centers                (298)            (3)          (248)            --             --           (251)

Amortization of deferred compensation            --             --             --            295             --            295

Net loss                                         --             --             --             --        (32,567)       (32,567)
                                          ---------      ---------      ---------      ---------      ---------      ---------
BALANCE - DECEMBER 31, 2000                  22,412            224        147,696           (105)      (156,510)        (8,695)

Restricted stock issued                           5             --             --             --             --             --

Common stock redeemed and retired
   upon sale of imaging centers                (100)            (1)           (40)            --             --            (41)

Amortization of deferred compensation            --             --             --             87             --             87

Net loss                                         --             --             --             --        (24,060)       (24,060)
                                          ---------      ---------      ---------      ---------      ---------      ---------
BALANCE - DECEMBER 31, 2001                  22,317      $     223      $ 147,656      $     (18)     $(180,570)     $ (32,709)
                                          =========      =========      =========      =========      =========      =========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

In thousands, except supplemental schedule of non-cash activities


                                                                                      Years Ended December 31,
                                                                                --------------------------------------
                                                                                  2001           2000           1999
                                                                                --------       --------       --------
OPERATING ACTIVITIES
  Net loss                                                                      $(24,060)      $(32,567)      $ (8,195)
                                                                                --------       --------       --------
      Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Asset impairment losses                                                     18,588             --             --
      Depreciation and amortization                                                8,952         19,508         23,280
      Bad debt expense                                                             5,966         13,769          6,062
      Stock-based compensation expense                                                87            295            573
      Amortization of non-cash financing and other costs                             269            503            965
      Minority interest in income of subsidiaries                                     67          1,811          2,811
      Minority interest in gain on sale of subsidiaries                            3,258          5,183             --
      Loss on sale of fixed assets                                                   687          2,299            419
      Gain on sale of subsidiaries, net                                          (10,734)       (14,609)        (2,306)
      Litigation settlement                                                        2,100             --             --
      Loss on closing of subsidiaries                                                709         10,713             --
      Gain on buy-out of a partnership                                                --           (158)            --
      Extraordinary gain                                                            (703)            --         (3,936)

Changes in assets and liabilities
      (Increase) decrease in, net of sales and acquisitions of businesses:
      Accounts receivable                                                          3,914          1,941        (10,918)
      Other receivables                                                              595             67          5,585
      Prepaid expenses                                                             1,289          4,134         (2,334)
      Other assets                                                                   716          2,405            952

      Increase (decrease) in, net of sales and acquisitions of businesses:
      Accounts payable and accrued expenses                                       (8,591)        (6,952)         5,558
      Minority interest (partnership distributions)                               (5,271)        (5,966)        (2,062)
      Other liabilities                                                             (748)        (3,561)         1,384
                                                                                --------       --------       --------

      Total adjustments                                                           21,150         31,382         26,033
                                                                                --------       --------       --------

      NET CASH - OPERATING ACTIVITIES                                             (2,910)        (1,185)        17,838
                                                                                --------       --------       --------
  INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                                              --             --           (269)
      Equipment purchases                                                         (1,985)        (7,907)       (12,741)
      Payment of purchase price due on companies acquired                             (2)           (22)            (3)
      Proceeds from dispositions of property and equipment                           598             95            488
      Buy-out of partnership interest                                                 --           (391)            --
      Capital contribution by minority partners                                       --            225             --
      Proceeds from the sale of imaging centers, net of cash
      retained by purchasers                                                      14,659         18,992         12,783
                                                                                --------       --------       --------

      NET CASH - INVESTING ACTIVITIES                                             13,270         10,992            258
                                                                                --------       --------       --------



                      US DIAGNOSTIC INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)



                                                                            Years Ended December 31,
                                                                  ------------------------------------------
                                                                    2001             2000             1999
                                                                  --------         --------         --------
FINANCING ACTIVITIES
      Proceeds from borrowings                                       1,632           19,866           24,351
      Repayments of long-term debt and
           obligations under capital leases                        (15,099)         (30,775)         (37,785)
      Purchase of subordinated convertible debentures                   --               --           (7,925)
      Redemption of common stock upon sale of subsidiaries              --             (251)              --
      Repurchase of common stock                                        --               --             (103)
                                                                  --------         --------         --------

      NET CASH-FINANCING ACTIVITIES                                (13,467)         (11,160)         (21,462)
                                                                  --------         --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,107)          (1,353)          (3,366)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        4,458            5,811            9,177
                                                                  --------         --------         --------

CASH AND CASH EQUIVALENTS - END OF YEAR                           $  1,351         $  4,458         $  5,811
                                                                  ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the years for:
           Interest                                               $  3,780         $ 14,538         $ 18,201
                                                                  ========         ========         ========

           Income taxes                                           $    400         $    446         $    547
                                                                  ========         ========         ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capital leases were $0.6 million, $4.1 million and $9.0 million in 2001, 2000 and 1999, respectively.

During 2001 and 2000, debt and capital lease obligations decreased by $12.3 million and $54.6 million, respectively, and property and equipment decreased by $9.7 million and $36.9 million, respectively, as a result of the sale and/or closing of imaging centers. The Company also wrote-off net intangibles of $8.2 million and $26.5 million in 2001 and 2000, respectively. During 2001 and 2000, the Company reversed accrued expenses of $127,000 and $114,000, respectively, relating to the closing of non-performing centers. The Company also retired 100,000 shares in 2001 as part of the sale of a subsidiary. The Company used $4.8 million and $23.1 million of sale proceeds to repay debt not specifically related to the sold centers during 2001 and 2000, respectively.

During 2001, the Company wrote-off net property and equipment of $6.7 million and net intangibles of $11.9 million as a result of asset impairment. There were no asset impairment losses in 2000 and 1999.

During 2001, the Company wrote-off net property and equipment of $1.7 million and debt and capital lease obligations of $2.4 million as a result of early debt extinguishment. There were no early debt extinguishments in 2000 and 1999.

In 1999, long-term debt and capital lease obligations decreased by $3.3 million from the sale of subsidiaries, and long-term debt and certain long-term assets increased by $637,000 from the purchase of the operating assets of a center.

In 1999, goodwill decreased by $2.9 million and investment in unconsolidated subsidiaries increased by a like amount due to the conversion of a partnership that was previously being consolidated, into an unconsolidated joint venture.

The Company issued 4,800, 69,000 and 33,600 shares of restricted stock in 2001, 2000 and 1999, respectively.

Information with regard to the Company's acquisitions in 1999, all of which are accounted for under the purchase method of accounting, is as follows: Fair value of non-cash assets acquired, net of liabilities of $451,000, goodwill of $720,000 and cash, net of cash acquired of $269,000.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

[1] DESCRIPTION OF THE COMPANY

The accompanying consolidated financial statements include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (collectively, the "Company").

The Company was incorporated in Delaware on June 17, 1993, and is a medical services provider specializing in the operation and management of multi-modality diagnostic imaging centers and related medical facilities. As of December 31, 2001, the Company owns, operates or manages 22 centers in the United States. The Company provides a variety of medical diagnostic testing and evaluation service procedures including Magnetic Resonance Imaging ("MRI"), Computerized Tomography scanning ("CT"), ultrasound and various radiological services.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since 1995 and as of December 31, 2001 had an accumulated deficit of approximately $180.6 million. Based on current estimates, unless the Company can successfully sell remaining imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001 and September 30, 2001 interest payments and likely will default on the March 31, 2002 interest payment on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001 (the "Notes"). This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS

The Company's financial condition continued to deteriorate during 2001 despite management's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions, dispositions of non-core and underperforming assets and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

The Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continues to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Company's primary senior secured lenders ("Senior Lender"), would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed restructuring will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid.

Moreover, if these negotiations cannot be resolved successfully, the Company would be required to pursue other options, which could include voluntarily seeking a reorganization in bankruptcy, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"), requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. The most significant of these estimates relate to contractual and bad debt allowances on accounts receivable and other receivables, useful lives of medical equipment, the realizability of long-lived and intangible assets and reserves for litigation contingencies. Future events could alter such estimates in the near term. In addition, healthcare industry reforms and

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents are comprised of cash and certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash equivalents approximates fair value due to their short-term nature.

PREPAID EXPENSES AND OTHER CURRENT ASSETS - Prepaid expenses and other current assets are comprised of prepaid insurance and other prepaid items.

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

NET REVENUE - Revenues are reported at the estimated net realizable amounts from patients, third-party payors and others for services as rendered including estimated prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. The Company also has relatively insignificant amounts of revenue comprised of fees charged by the Company for management services for the technical component of procedures performed in certain corporate practice of medicine states provided at non-Company owned imaging facilities. This revenue also includes fees for management and billing and collection.

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

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

COMPREHENSIVE INCOME (LOSS) - The components of other comprehensive income
(loss) are not significant individually or in the aggregate, and therefore no separate statement of comprehensive income (loss) has been presented.

EARNINGS (LOSS) PER SHARE - Basic EPS excludes dilution and is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive shares, unless the effect of issuance would have an anti-dilutive effect.

STOCK-BASED COMPENSATION PLANS - The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The pro forma net loss per common stock amounts as if the fair value method had been used are presented in Note 15.

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

DERIVATIVE INSTRUMENTS AND HEDGE ACCOUNTING - Every derivative instrument is required to be reported at its fair value on the balance sheet and any changes in the derivatives' fair values for the current period should be recognized in earnings unless specific hedge accounting criteria are met. The Company currently does not have any derivative instruments and does not use hedge accounting.

BUSINESS COMBINATIONS - The Company has not acquired any businesses subsequent to the effective date, June 30, 2001, of Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminated the pooling-of-interests method of accounting.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has adopted the pronouncement effective January 1, 2002. The Company has not yet completed its evaluation of the effect of adopting this statement.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. The Company has adopted the pronouncement effective January 1, 2002. The Company does not expect the adoption of SFAS 143 to have a material effect on its financial statements or disclosures.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company has adopted the pronouncement effective January 1, 2002. The Company has not yet completed its evaluation of the effect of adopting this statement.

RECLASSIFICATIONS - Prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

[3] DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's Board of Directors approved a restructuring plan which allowed for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The Company's sales of its imaging centers pursuant to the Plan of Restructuring, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company began treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying consolidated financial statements have been reclassified to reflect this presentation. Consequently, the Company's operations are no longer differentiated between continuing and discontinued operations.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[4] PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, is as follows:

In thousands


                                                                                                     Estimated
                                                                       2001            2000         Useful Life
                                                                     --------         --------      -----------
  Land                                                               $  1,125         $  1,844          --
  Buildings                                                             1,528            3,535       32 Years
  Medical equipment                                                    20,996           55,837        7 Years
  Furniture and fixtures                                                1,245            2,291        7 Years
  Office, data processing equipment and software                        7,102            9,403      5-10 Years
  Vehicles                                                                 --              137           --
  Leasehold improvements                                                4,028            6,782      5-10 Years
                                                                     --------         --------

    Total                                                              36,024           79,829

  Less:  accumulated depreciation and amortization                    (18,366)         (38,548)
                                                                     --------         --------

      Property and equipment, net                                    $ 17,658         $ 41,281
                                                                     ========         ========

Included in property and equipment is equipment under capital leases amounting to $8.5 million and $15.1 million at December 31, 2001 and 2000, respectively. Accumulated depreciation for equipment under capital leases was $1.9 million and $6.1 million as of December 31, 2001 and 2000, respectively.

Depreciation expense amounted to $6.8 million, $15.3 million and $18.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, of which $1.5 million, $2.4 million and $4.0 million was attributed to equipment under capital leases, respectively.

During the years ended December 31, 2001 and 2000, property and equipment (net of accumulated depreciation) decreased by $9.7 million and $36.9 million in connection with the disposition of imaging centers, respectively. During the year ended December 31, 2001, property and equipment (net of accumulated depreciation) decreased by $6.7 million in connection with asset impairment losses and $1.7 million in connection with early debt extinguishment.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[5] INTANGIBLE ASSETS

A summary of intangible assets at December 31, is as follows:

In thousands


                                                                                                         Estimated
                                                                        2001                 2000       Useful Life
                                                                      --------             --------     -----------
Goodwill                                                              $ 20,431             $ 45,078       20 Years
Covenants not to compete                                                   775                2,551      5-10 Years
Customer lists                                                           1,193                2,540       15 Years
Other intangibles                                                            7                  124      3-5 Years
                                                                      --------             --------

Total                                                                   22,406               50,293

Less: accumulated amortization                                          (5,775)             (11,855)
                                                                      --------             --------

         Intangible assets, net                                       $ 16,631             $ 38,438
                                                                      ========             ========


Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired.

During the years ended December 31, 2001 and 2000, intangible assets (net of accumulated amortization) decreased by $8.2 million and $26.5 million in connection with the disposition of imaging centers, respectively. During the year ended December 31, 2001, intangible assets (net of accumulated amortization) decreased by $11.9 million in connection with asset impairment losses.

[6] ASSET IMPAIRMENT LOSSES

Effective June 30, 2001, the Company began treating as continuing operations its remaining operations that had previously been presented as discontinued operations. Therefore, all long-lived assets were analyzed on an individual center basis to determine if expected future cash flows would be sufficient to cover annual amortization of intangible and long-lived assets. As stated in Note 2, the Company has recorded impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. An impairment loss of $18.6 million was recorded for the year ended December 31, 2001 which resulted from the write-off of intangible assets of $11.9 million and property and equipment of $6.7 million. No impairment losses were recorded in 2000 or 1999.

[7] INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

The following is a combined financial summary of all unconsolidated subsidiaries that are accounted for under the equity method. In May 2000, one of the partnerships stopped conducting business as an imaging center, and instead rented its facility to one of the partnership's limited partners. Effective February 2002, this partnership will no longer receive any rental income. In July 2000, one of the partnerships was terminated and subsequently only conducts business necessary to wind down the partnership's affairs. The Company's combined investment in and advances to these entities were $2.5 million and $3.1 million as of December 31, 2001 and 2000, respectively.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


In thousands, as of December 31:


                                                                  2001              2000
                                                                 -------          -------
Current Assets                                                   $ 1,772          $ 2,516
Non-Current Assets                                                   857            1,315
                                                                 -------          -------
     Total Assets                                                $ 2,629          $ 3,831
                                                                 =======          =======


Current Liabilities                                              $   739          $   966
Non-Current Liabilities                                              482              696
Partnership Capital                                                1,408            2,169
                                                                 -------          -------
     Total Liabilities and Capital                               $ 2,629          $ 3,831
                                                                 =======          =======



                                                                   2001             2000           1999
                                                                 -------          -------        -------
Results of Operations
     Net Revenue                                                 $ 8,281          $12,020        $ 12,798
     Expenses                                                      6,231            7,307           6,771
                                                                 -------          -------        --------
Net Income                                                       $ 2,050          $ 4,713        $  6,027
                                                                 =======          =======        ========


In July 1999, the Company contributed certain assets of a wholly-owned subsidiary to a 50% owned joint venture, Jefferson Magnetic Resonance Imaging, LLC. The goodwill related to these assets is included in investment in unconsolidated subsidiaries in the accompanying consolidated balance sheets and was subjected to an asset impairment analysis at December 31, 2001. Equity in the net income of the subsidiary, which has been reduced by the amortization of goodwill, is included in other income in the accompanying consolidated statements of operations. Goodwill is being amortized using the straight-line method over seven years, the term of the joint venture agreement. Amortization expense of $419,000, $419,000 and $192,000 was recorded in 2001, 2000 and 1999, respectively.

The reconciliation of the investment in and advances to unconsolidated subsidiaries at December 31, in thousands, is as follows:


                                                                   2001             2000
                                                                 -------          -------
Equity Interest at Respective Ownership Percentages              $   515          $   673
Advances to Unconsolidated Subsidiaries                               49              130
Unamortized Goodwill                                               1,903            2,322
                                                                 -------          -------
      Carrying Value                                             $ 2,467          $ 3,125
                                                                 =======          =======


[8] SUBORDINATED CONVERTIBLE DEBENTURES

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

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

In January 1999, the Company purchased and retired Debentures aggregating $12.5 million, financed from borrowings under a $25.0 million loan agreement entered into with DVI Financial Services, Inc. ("DVIFS") in December 1998 (the "Repurchase Facility"), see Note 9. The Debentures were purchased at a total price of $9.1 million, consisting of $7.9 million paid directly to the Debenture holders, $238,000 paid to DVIFS representing a 3% loan origination fee on amounts borrowed under the loan agreement, and $922,000 paid to DVI Private Capital ("DVIPC"), an affiliate of DVIFS, as equity participation for services rendered by DVIPC in lieu of normal and customary investment banking fees. Such equity participation amounted to 20% of the difference between the face amount of the Debentures repurchased and the amount paid to the Debenture holders. The difference between the aggregate carrying value of the Debentures (as well as pro rata portions of unamortized capitalized financing costs and unamortized fair value of certain warrants issued to the underwriter when the Debentures were originally issued), and the amounts paid to the Debenture holders, was recorded as an extraordinary gain of $2.6 million (net of related costs and income taxes) - see Note 13. At December 31, 2001 and 2000, the balances outstanding under the Debentures were $21.9 million and $21.8 million, respectively.

Warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued in 1996 to the underwriter of the offering of the Debentures. The estimated fair value of the warrants at the date of the offering was $1.7 million. This amount is being amortized to interest expense over the term of the related Debentures. In January 1999, $214,000 of the proportionate share of the unamortized balances, was written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note 13). The unamortized balance at December 31, 2001 and 2000 is $108,000 and $200,000, respectively, and is offset against current debt in the accompanying consolidated balance sheets.

Debenture issuance costs of $3.5 million are being amortized as interest expense over the term of the related Debentures. In January 1999, $455,000 of the proportionate share of the unamortized balances, was written off as an offset to extraordinary gain in connection with the Company's open market purchase and cancellation of a portion of its Debentures (see Note 13). The unamortized balance at December 31, 2001 and 2000 is $192,000 and $392,000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

Pursuant to the Indenture, the Company is required to maintain consolidated net worth of at least $18.0 million. In the event that the Company's consolidated net worth at the end of two consecutive fiscal quarters is below $18.0 million, the Company must offer to repurchase 12.5% of the aggregate principal amount of Debentures originally issued, or such lesser amount as may be outstanding at the time of the deficiency (a "Deficiency Offer"). Under certain covenants of the Indenture, the Company is limited in the amount of debt, as defined, it may incur. The Company may generally incur debt if the ratio of debt to operating cash flow, as defined, of the Company after giving pro forma effect to such debt is 6.5 to 1 or less and if the consolidated net worth level is maintained.

The Company did not make the interest payments on the Debentures that were due March 31, 2001 and September 30, 2001, and does not intend to make the payment due March 31, 2002, failure of which constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures (see Note 23). A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest on the Debentures as of December 31,

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2001 is approximately $2.5 million. Since the September 30, 2000 quarter and all the subsequent quarters, the Company has not been in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company was obligated to conduct a Deficiency Offer. Given the Company's cash resources and pending its efforts to restructure its debt, the Company did not make a Deficiency Offer. On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. Such default could permit the acceleration of maturity of the Debentures. Such an event could also give rise to the acceleration of other debt issued by the Company. In addition, the Company's debt to operating cash flow ratio is insufficient under the debt incurrence test thereby limiting its ability to incur additional debt. Due to the defaults and cross defaults, the Debentures have been classified as a current liability since June 30, 2001 for financial statement purposes. See MANAGEMENT'S PLANS under
Note 1 for further details.

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

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[9] LONG-TERM DEBT

Long-term debt at December 31 consists of the following (also, see Note 8):

In thousands


                                                                                        2001              2000
                                                                                       --------         --------
Revolving credit loan, up to $35.0 million maximum, interest at prime plus 2%
   (6.75% at December 31, 2001), due June 2002
   Collateralized by accounts receivable.                                              $  7,513         $ 11,132


Acquisition and equipment line of credit, up to $25.0 million maximum, interest from 10% to 11%, due in monthly installments
   through May 2002. Collateralized by equipment.                                         1,455            3,098

10% to 11% term loans to lending institution, up to $15.0 million
   maximum, due through October 2002.  Collateralized by equipment.                       3,697            6,197

Repurchase Facility - secured loan, up to $25.0 million maximum, interest at 10.75%, due May 2002. Collateralized by deferred portion of the purchase price for assets of a sold subsidiary and certain assets
   owned by another subsidiary.                                                           2,985            4,476

6 1/2% convertible notes, discounted to yield 9%, were due June 2001.                    10,000            9,906

9% to 12% notes payable to lending institutions, due in monthly installments
   through April 2012. Collateralized by property and medical equipment.                 11,487           24,965

4.5% note payable related to an acquisition, due in monthly installments through January 2004. Collateralized by substantially all of the assets of
  the company acquired.                                                                     625            2,737
                                                                                       --------         --------

Total                                                                                    37,762           62,511

Less: current portion                                                                   (30,552)         (27,697)
                                                                                       --------         --------

Long-term debt                                                                         $  7,210         $ 34,814
                                                                                       ========         ========


                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


At December 31, 2001, aggregate maturities of long-term debt, not including the Debentures (see Note 8), were as follows:

In thousands

2002                                                          $30,552
2003                                                            2,675
2004                                                            1,617
2005                                                            1,175
2006                                                              601
Thereafter                                                      1,142
                                                              -------
Total                                                         $37,762
                                                              =======

The Company has a financing agreement with DVI Business Credit Corporation ("DVIBC") and DVIFS that provides two credit facilities aggregating $60.0 million. Borrowings are subject to certain conditions such as the availability of unencumbered assets to collateralize advances and maintenance of cash level equal to the outstanding borrowings directly related to this financing agreement. The first facility, which has a limit of $35.0 million, is a revolving credit loan from DVIBC secured by accounts receivable and is due on June 1, 2002, and bears interest, payable monthly, at prime plus two percent (6.75% at December 31, 2001). The second facility of $25.0 million is an acquisition and equipment line of credit from DVIFS and is collateralized by equipment. Advance of funds under the acquisition and equipment line of credit is based upon a review by DVIFS of the entity acquired and/or a review of the assets securing the loan. Each advance under the acquisition and equipment line of credit is repayable in 60 monthly installments with interest from 10% to 11% per annum.

The Company's financing agreement with DVIFS is subject to certain conditions including maintenance of at least $5.0 million of cash during all reporting periods. The Company was not in compliance with this covenant as of March 31, 2001. On May 21, 2001, DVIFS waived this requirement and amended the cash maintenance level to a lower amount, equal to the outstanding borrowings directly related to this financing agreement. The Company is in compliance with such amendment as of December 31, 2001.

In addition, under its credit facilities with DVIFS and DVIBC, (collectively "DVI"), DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. On August 30, 2001, the Company and DVI entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which DVI agreed to extend certain financial accommodations to the Company and forbear from exercising its rights and remedies against the Company with respect to the existing defaults for a period ended on September 30, 2001 (the "Forbearance Period"). Under the Forbearance Agreement, the Company granted DVI additional collateral in all accounts receivable and a pledge of the Company's equity interests in certain subsidiaries in addition to the collateral already granted for various DVI loans. Unless a further restructuring is completed, the Company will be required to pay DVIFS an amount equal to the difference between the payments actually made and the regular monthly payments that should have been made had the Forbearance Agreement not been entered into (the "Forbearance Amount"). The Forbearance Amount is

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


estimated to be approximately $3.1 million as of December 31, 2001. Since the expiration of the Forbearance Period, DVI has agreed to accept, and has indicated it will continue to accept, reduced payments at a level comparable to that set in the expired Forbearance Agreement (or less than such level) in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a comprehensive restructuring of its indebtedness, it will continue to be substantially dependent on DVI's willingness to provide additional financial accommodations, as to which there can be no assurance.

The Company has outstanding borrowings under term loans, with each advance being repayable in 60 equal monthly installments inclusive of principal and interest at the rate of 10% per annum as to the first $7.5 million borrowed and 11% per annum as to any additional amounts borrowed, in the aggregate not to exceed $15.0 million. The borrowings were $3.7 million and $6.2 million at December
31, 2001 and 2000, respectively.

In connection with the credit facilities described above, the Company issued to DVIFS two warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $7.6875 per share, which was the fair market value of a share of such common stock on the date the warrants were issued. The estimated fair value of the warrants was $1.4 million as of the date of issuance. This amount was amortized to interest expense over the term of the related indebtedness and was fully amortized in 2000. As discussed below, in December 1998, both of the warrants were canceled and a new warrant was issued to DVIFS in connection with additional financing from DVIFS.

The Company had an unsecured loan agreement with DVIFS that was used to finance the purchase of the Company's Debentures on the open market (see Note 8), with interest payable monthly at 10.75% and currently maturing on May 1, 2002 (the "Repurchase Facility"). Borrowings outstanding were $3.0 million and $4.5 million at December 31, 2001 and 2000, respectively. In consideration of DVIFS' release of liens on the assets of an imaging center and its consent to the sale of those assets in May 2001, the Company agreed to secure its obligations to DVIFS under the previously unsecured Repurchase Facility. The collateral consists of the deferred portion of the purchase price for such assets and certain assets owned by a subsidiary, the stock of which was previously pledged to DVIFS. The Company paid DVIFS an origination fee of 3% on amounts borrowed, as well as an equity participation fee to DVIPC, equal to a percentage of the profit realized by the Company from the purchase of the Debentures as more fully described in Note 8. Such fees were fully amortized in 2000. In connection with the Repurchase Facility, the Company canceled two warrants issued to DVIFS to purchase an aggregate of 250,000 shares of common stock of the Company (see discussion of such warrants above) and issued a new warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $0.938 per share, which was the fair market value of a share of such common stock on the date the warrant was issued. The new warrant expires on September 30, 2005. The estimated fair value of the new warrant was $184,000 as of the date of issuance, and was amortized to interest expense over the original life of the related indebtedness. This amount was fully amortized in 2000.

The 6 1/2% Convertible Notes (the "Notes") matured on June 30, 2001, and were convertible into the Company's common stock at $8.50 per share for an aggregate of 1,176,472 shares. The Company failed to pay the $10.0 million principal amount (and accrued interest) of the Notes at maturity. The amount of past due interest on the Notes as of December 31, 2001 is approximately $0.5 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity. The Company is seeking a restructuring of certain of its debt obligations and covenants including the Notes. See Note 1, MANAGEMENT'S PLANS for further details.

The 9% to 12% notes payable to lending institutions represent several different notes payable, and are collateralized by property and medical equipment.

The 4.5% note payable relates to an earlier acquisition and is collateralized by substantially all of the assets of the company acquired.

In October 2001, one secured creditor agreed to modify the Company's payment obligations to extend the repayment terms of $3.7 million principal amount of debt and capital lease obligations with remaining terms to maturity of 15 to 50 months as of July 2001 to 84 months. Also, the creditor agreed to waive any late charges or possible defaults. For financial statement purposes, the Company adjusted the current and long-term portions of debt and capital lease obligations to reflect this modification effective September 30, 2001.

The Company borrowed $12.3 million from DVIFS and DVIBC from February 2000 to July 2000 in order to meet the Company's normal expenses. Approximately $7.8 million of such borrowings were collateralized by existing medical equipment (these borrowings are included in the 9% to 12% notes payable to lending institutions category above), and the balance was borrowed on the DVIBC revolving credit loan (this borrowing is included in the $35.0 million revolving credit loan above). During 2000, the Company repaid $3.5 million of the collateralized portion. The Company repaid $8.1 million of the revolving credit loan including $5.0 million from the proceeds of the disposition of imaging centers in 2000. The Company also repaid $18.1 million on the Repurchase Facility from the proceeds of the disposition of imaging centers in 2000. During 2001, the Company repaid $4.2 million of the revolving credit loan with DVIBC including $3.3 million from the proceeds of the sold imaging centers. The Company has also repaid $1.5 million on the Repurchase Facility from the proceeds of the sold imaging centers during 2001.

During the years ended December 31, 2001 and 2000, debt decreased by $10.7 million and $46.0 million, respectively, in connection with the disposition of imaging centers. During the year ended December 31, 2001, debt decreased by $2.4 million in connection with early debt extinguishment.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[10] OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases are stated on the accompanying consolidated balance sheets at the present value of future minimum lease payments. Interest rates on capital leases ranged primarily between 8.1% and 12.8%.

Future minimum lease payments under capital leases, together with the present value of minimum lease payments subsequent to December 31, 2001, are as follows:

In thousands

            Date                                             Amount
            ----                                             -------

            2002                                             $ 1,706
            2003                                               1,479
            2004                                               1,832
            2005                                                 670
            2006                                                 524
            Thereafter                                           838
                                                             -------
            Total                                              7,049

            Less:  amount representing interest               (1,437)
                                                             -------
            Total                                              5,612

            Less:  current portion                            (1,202)
                                                             -------

            Long-term portion                                $ 4,410
                                                             =======


During the years ended December 31, 2001 and 2000, obligations under capital leases decreased by $1.6 million and $8.6 million, respectively, in connection with the disposition of imaging centers. During the year ended December 31, 2001, obligations under capital leases decreased by $16,000 in connection with early debt extinguishment.

[11] INCOME TAXES

The provision (benefit) for income taxes shown in the consolidated statements of operations consists of the following:

In thousands        2001             2000            1999
                   -------         --------        -------
Current
    Federal        $  (176)        $    --         $(1,332)
    State              332            (415)            183
                   -------         -------         -------
Total              $   156         $  (415)        $(1,149)
                   =======         =======         =======

There are no deferred income taxes for any of the years presented in the consolidated statements of operations.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


FEDERAL TAX RATE RECONCILIATION

The difference between the effective income tax rate and the federal income tax rate is summarized as follows:


                                                                  2001          2000           1999
                                                                  ----          ----           ----
Federal tax rate                                                  (34)%         (34)%          (34)%
Non-deductible amortization of intangible assets                     2             3             7
Increase in valuation allowance                                     18             1            64
State taxes, net of federal benefit                                  1           (1)             1
Sale of subsidiaries                                                 1            29           (51)
Asset impairment                                                    10            --            --
Other                                                                3            --             3
                                                                  ----         ----           ----
Effective tax rate                                                  1%          (2)%          (10)%
                                                                  ====         ====           ====

For the years ended December 31, 2001 and 1999, the extraordinary gains of $0.7 million and $3.9 million are shown net of $0.2 million and $1.3 million in income taxes, respectively.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

In thousands                                        2001             2000
                                                  --------         --------

CURRENT
Deferred tax assets:
    Allowance for bad debts                       $  3,907         $  4,775
    Other allowances and reserves                      158              787

Valuation allowance                                 (4,065)          (5,562)
                                                  --------         --------
Net current deferred tax assets                         --               --
                                                  --------         --------

NON-CURRENT

Deferred tax assets:
    Net operating losses                            28,095           20,438
    Basis differences of intangible assets           6,635            6,009
    Other                                            3,424            2,461

Deferred tax liabilities:
    Equipment basis differences                     (1,055)          (4,212)
    Other                                               (8)             (20)

Valuation allowance                                (37,091)         (24,676)
                                                  --------         --------

Net non-current deferred tax liability            $     --         $     --
                                                  --------         --------

Net deferred income tax asset                     $     --         $     --
                                                  ========         ========

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


The Company accounts for income taxes under the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Management provided a valuation allowance for the net deferred tax asset for which it is more likely than not that a tax benefit will not be realized. During 2001, the valuation allowance increased $10.5 million primarily due to an increase in net operating loss carry forwards of $2.6 million and asset impairment losses of $3.3 million.

The Company has tax operating loss carryforwards of approximately $82.0 million expiring through the year 2021. Approximately $23.0 million of the operating loss carryforwards relate to acquired entities. The utilization of the acquired loss carryforwards is limited to approximately $2.2 million per year.

[12] SOLD/CLOSED IMAGING CENTERS

Pursuant to the Plan of Restructuring, the Company sold 11 and 25 imaging centers during 2001 and 2000, respectively. In addition, the Company closed two and 10 imaging centers that were non-performing during 2001 and 2000, respectively. No imaging centers were sold or closed during the last quarter of 2001. In May 2001, the Company sold an imaging center for $1.0 million deferred consideration subject to certain conditions and targets being met (see Note 9). Upon further evaluation as of December 31, 2001, the Company allowed for an estimated additional $0.4 million reserve relating to this sale since the projected net collections from this sold imaging center had fallen below the stipulated amount per the terms of the sale.

During 1999, the Company had sold several centers that were either considered non-core assets to the Company's business or were in unattractive markets.

The following is a summary of the gains and/or losses recognized on such sales for the periods ending December 31, as well as the losses on the closing of non-performing imaging centers:

         In thousands

                                                                2001             2000             1999
                                                              --------         --------         --------
         Net gains on sold imaging centers                    $ 10,734         $ 14,609         $  2,306
         Losses on closed imaging centers                         (709)         (10,713)              --
                                                              --------         --------         --------
            Net gain on disposition of imaging centers        $ 10,025         $  3,896         $  2,306
                                                              ========         ========         ========


[13] EXTRAORDINARY GAIN

Effective May 2001, the Company assigned and transferred its rights and interests in equipment and the corresponding obligations of a center that was closed in February 2000, to DVIFS which in turn assigned it to a third-party. The Company has recorded a $0.5 million gain on early extinguishment of debt, net of $0.2 million of income taxes in 2001.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


The Company repurchased approximately $12.5 million, aggregate principal amount of its Debentures in the open market during 1999 for amounts less than the recorded amounts (see Note 8). The transaction resulted in an extraordinary gain, after taxes, of approximately $2.6 million in 1999.

[14] CAPITAL TRANSACTIONS

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

On January 19, 2001, the Company entered into an agreement concerning the sale of its 80% interest in two imaging centers in Louisiana, with an effective date of January 1, 2001. The consideration was approximately $2.3 million. The conditions of the agreement were fully satisfied on March 20, 2001. The buyer surrendered 100,000 shares of the Company's common stock as part of this transaction.

See Note 15 regarding activity under the Company's stock option plans and warrants issued by the Company.

At December 31, 2001, the Company had 22,317,205 shares of common stock issued and outstanding.

A summary of shares of common stock reserved for potential future issuance as of December 31, 2001, is as follows (in thousands of shares):

Subordinated convertible debentures                                  2,449
Stock option plans                                                     530
Underwriter options and warrants                                       320
$10.0 million convertible note                                       1,176
Warrants issued to lender                                              250
1996 restricted stock grants not yet issued                             92
                                                                     -----

Total                                                                4,817
                                                                     =====

[15] STOCK OPTION PLANS AND WARRANTS

At December 31, 2001, the Company has two stock-based compensation plans. The Company has accounted for all stock-based compensation grants issued to non-employees subsequent to December 15, 1995 in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has elected to continue to account for its stock-based compensation grants to employees and directors in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". However, in accordance with SFAS No. 123, the pro forma effect of the issuance of such options is set forth below. The fair value of each option granted subsequent to December 15, 1995 to non-employees and employees has been estimated as of the date of grant using the Black-Scholes

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


option-pricing model with the following weighted-average assumptions: risk-free interest rates 5.9% for 1999, none for 2000 and 2001 (no options were granted in 2000 or 2001); dividend yield of zero percent for all years; expected lives ranging 1 to 5 years for 1999, 1 to 4 years for 2000 and 1 to 3 years for 2001; and volatility of 90% for 1999, 99% for 2000 and 131% for 2001. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $573,000 in 1999, $295,000 in 2000 and $87,000 in 2001, respectively.

The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with SFAS No. 123 using the option pricing model assumptions described above.

In thousands, except per share data

                                          2001         2000          1999
                                        --------     --------      -------
Net loss
         As reported                    $(24,060)    $(32,567)     $(8,195)
         Pro forma                      $(24,599)    $(32,753)     $(8,305)

Basic and diluted loss per share
         As reported                    $  (1.08)    $  (1.44)     $ (0.36)
         Pro forma                      $  (1.10)    $  (1.45)     $ (0.36)

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

The Company's 1995 Long-Term Incentive Plan (the "1995 LTIP") provides for the issuance of incentive stock options and non-qualified stock options. The 1995 LTIP also provides for awards of restricted stock. Under the terms of the 1995 LTIP, as amended, a maximum of 4,000,000 shares of the Company's common stock may be issued upon the exercise of stock options granted thereunder and a maximum of 700,000 shares of common stock are available for restricted stock awards. The 1995 LTIP provides for administration by the Company's Board of Directors (or a committee of the Board of Directors) which, subject to the terms of the 1995 LTIP, determines to whom grants are made and the vesting, timing, amounts and other terms of such grants. The 1995 LTIP provides that the total number of shares of common stock that may be subject to stock options or restricted stock awards granted to any person in any calendar year may not exceed 25% of the maximum number of shares that may be issued and sold under the 1995 LTIP. The Company has a policy pursuant to which non-employee directors shall receive

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


an option to purchase shares of common stock under the 1995 LTIP on the date that such director first becomes a director. In August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each of then non-employee directors of 100,000 options to purchase the Company's common stock. The options granted to then current non-employee directors were granted at a price equal to $0.906 per share, the closing price of the Company's stock on August 27, 1999. The options vested immediately and have a five year term.

A summary of the status of the Company's two stock option plans at December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:


                                                      2001                   2000                   1999
                                              --------------------   --------------------   -------------------
                                                         Weighted-              Weighted-             Weighted-
                                                          Average                Average               Average
                                              Shares     Exercise    Shares     Exercise    Shares    Exercise
                                               (000)       Price      (000)       Price      (000)      Price
                                              ------     --------    ------     ---------   ------    ---------
Outstanding at beginning of year               1,520      $ 2.52       2,274      $2.61       3,556      $ 4.42

Granted                                           --          --          --         --         400         .91
Exercised                                         --          --          --         --          --          --
Forfeited                                       (990)       2.71        (754)      2.80      (1,682)       6.00
                                               -----      ------      ------      -----      ------      ------

Outstanding at end of year                       530      $ 2.14       1,520      $2.51       2,274      $ 2.61
                                               =====      ======      ======      =====      ======      ======

Options exercisable at end of year               521                   1,317                  1,691

Weighted-average fair value of options
   granted during the year                                  N/A                    N/A                   $  .91

The following table summarizes information about stock options outstanding at December 31, 2001.

(Shares in thousands)


                                        Options Outstanding                           Options Exercisable
                       ---------------------------------------------------     ------------------------------
                         Shares          Weighted-            Weighted-          Shares          Weighted-
     Range of          Outstanding        Average              Average         Exercisable        Average
  Exercise Price       at 12/31/01     Remaining Life       Exercise Price     at 12/31/01     Exercise Price
  ---------------      -----------     --------------       --------------     -----------     --------------
  $ 0.91 - $ 0.91          200              2.65                $ 0.91              200           $ 0.91
  $ 0.94 - $ 0.94          243              1.95                  0.94              238             0.94
  $ 3.50 - $ 3.50            8              1.52                  3.50                8             3.50
  $ 4.00 - $ 4.00           10              1.38                  4.00               10             4.00
  $ 4.13 - $ 4.13           15              1.04                  4.13               15             4.13
  $ 9.00 - $ 9.00           30              0.89                  9.00               30             9.00
  $13.63 - $13.63           24              1.43                 13.63               20            13.63
                           ---              ----                ------              ---           ------

  $ 0.91 - $13.63          530              2.09                $ 2.14              521           $ 2.07
                           ===              ====                ======              ===           ======


                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


A total of 225,000 unissued warrants, that were issued during 1995 to individuals to purchase common stock pursuant to the plans discussed above, either expired or were canceled during 2000. As a result, there are no such outstanding warrants since December 31, 2000.

In connection with the Company's 1994 and 1995 public stock offerings, the Company issued unit purchase options to the underwriters. The 1994 options allowed the holder to acquire 170,000 shares of common stock at $7.25 per share, 170,000 warrants convertible into common stock at $6.25 per share and 340,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants expired in October 1999. The 1995 options allowed the holder to acquire 161,500 shares of common stock at $7.82 per share, 161,500 warrants convertible into shares of common stock at $6.25 per share and 323,000 warrants convertible into shares of common stock at $8.00 per share. These options and related warrants expired in November 2000.

In connection with the 1996 issuance of the Company's Debentures, warrants to acquire 319,445 shares of the Company's common stock at $9.00 per share were issued to the underwriter, such warrants expire March 31, 2003. All of these warrants are outstanding at December 31, 2001.

The Company granted 94,000 and 51,000 shares of restricted common stock to certain other officers and directors of the Company in 1996 and 1997, respectively, under the 1995 LTIP. These restricted stock grants had vesting periods ranging from two to five years. Related deferred charges in 1996 and 1997 amounted to $1.2 million and $440,000, respectively, which were amortized to compensation expense over the vesting periods of the restricted stock. The unamortized deferred compensation balance as of December 31, 2001 and 2000 is $0 and $45,500, respectively.

In March 1997, the Company granted options to acquire 100,000 shares of the Company's common stock to its then Chairman of the Board and options to acquire 35,000 shares of the Company's common stock to each of its two directors, all under the 1995 LTIP. The three Directors comprised the Special Committee appointed by the Company's Board of Directors to review the Company's prior relationship with Coyote Consulting and Keith Greenberg (see Note 20). The options vested on September 30, 1997. The exercise price of the options was $8.625 which was the market value of the Company's common stock at the date of grant. As of December 31, 1999, all of these options were canceled.

During 1997, the Company issued to one of its lenders two warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $7.6875 per share. In connection with additional financing in December 1998 by the same lender, the two warrants were canceled and a new warrant was issued to purchase 250,000 shares of common stock of the Company at an exercise price of $0.938 per share. See Notes 8 and 9.

On July 13, 1998, the Board of Directors of the Company elected Dr. L.E. Richey, M.D., then a Co-Chairman of the Board of the Company, to the position of sole Chairman of the Board. Concurrently, the Company granted Dr. Richey options to purchase 350,000 shares of the Company's common stock under the 1995 LTIP in recognition of the extensive amount of time he devoted to the Company and in anticipation of his future contributions as Chairman. The options were exercisable at a price of $3.50, which represented the closing price of the Company's common stock on the day immediately preceding the date of grant, and fully vested one year from the date of grant. As of December 31, 1999, Dr. Richey

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


was no longer on the Company's Board of Directors, and all of his granted options were canceled in 1999.

On December 11, 1998, options to purchase 1,966,000 shares of the Company's common stock under its 1995 LTIP were canceled. These canceled options were granted at various times in the past and under various terms and conditions (at exercise prices ranging from $3.69 to $13.50), with 1,215,000 of such total having been issued to then current directors and executive officers of the Company and 751,000 having been issued to other employees. Concurrent with the cancellation of these options, new options (hereinafter defined as "new options") to purchase 1,165,001 shares of the Company's common stock under the 1995 LTIP were granted to then current directors and executive officers, and new options to purchase 530,000 shares of common stock were granted to certain other employees. The new options were issued in order to provide an appropriate incentive to the grantees, especially those whose previous options were granted with exercise prices substantially above the current market price of the Company's common stock. All such new options are exercisable at a price of $0.937, which represents the closing price of the Company's common stock on the day immediately preceding the date of grant. New options issued to non-employee directors fully vested on the first anniversary of the date of grant and have a term of five years. All other new options granted vested 25% at date of grant and will vest 25% on each anniversary date thereafter, and have a term of five years. During 2001, 563,000 of these options were canceled, of which 405,000 were granted to previous executive officers and directors and 158,000 were granted to other employees. During 2000, 325,000 of these options were canceled, of which 135,000 were granted to previous executive officers and directors and 190,000 were granted to other employees. As of December 31, 2001, 247,000 of these options remain outstanding.

As a result of the Plan of Restructuring in July 2000, all unvested options (187,500) and restricted stock awards (10,000) granted to Mr. Joseph A. Paul vested. In addition, the unvested portions of options of Messrs. Leon F. Maraist (37,500), P. Andrew Shaw (30,000), Len V. Platt (30,000) and Arthur E. Quillo (25,000) automatically vested in 2000. These executives did not exercise their vested options in 2000 and all such options (except for Messrs. Maraist and Shaw's options who are still with the Company) expired in 2001.

[16] EARNINGS PER SHARE

The Company had a loss before extraordinary gain in each of the three years in the period ended December 31, 2001, and all potentially dilutive securities were excluded from basic and diluted earnings per share in each year since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.1 million,
2.1 million and 3.7 million shares of the Company's common stock as of December 31, 2001, 2000 and 1999, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of December 31, 2001, 2000 and 1999; and (iii) unissued restricted stock amounting to 91,800, 96,600 and 165,600 shares of the Company's common stock as of December 31, 2001, 2000 and 1999, respectively.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[17] COMMITMENTS

The Company has non-cancelable operating leases for use of their facilities and various equipment. These leases may require payment of various expenses as additional rent. Certain leases contain renewal options and escalation clauses.

Minimum future rental payments, for each of the next five years and thereafter under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2001 are as follows:

                In thousands

                Date                                Amount
                ----                                ------

                2002                               $ 4,792
                2003                                 3,795
                2004                                 3,483
                2005                                 2,636
                2006                                 2,174
                Thereafter                           2,766
                                                   -------
                Total                              $19,646
                                                   =======

Rent expense for the years ended December 31, 2001, 2000 and 1999, under various operating leases, amounted to $8.5 million, $18.8 million and $22.8 million, respectively.

The Company has an equipment maintenance policy for its MRI, CT and other medical diagnostic equipment that is financed by an insurance company for one year. In addition, the Company has comprehensive maintenance contracts with its equipment vendors for other equipment. The terms of these contracts are between one and four years, but may be canceled by the Company under certain circumstances. Such non-cancelable service contracts are included in the minimum future rental payments schedule above. As of December 31, 2001, the Company has no purchase commitments for capital expenditures and no commitments to execute operating leases.

The Company has entered into employment agreements with certain officers with original terms of one year. All of the agreements provide for a specific amount of annual base salary and performance bonuses based on certain objectives being met prior to December 31, 2002. In addition, these employment agreements provide that in the event that the agreements are renewed for an additional term, and if the Company terminates the officers without cause during the additional term, or in the event that the officers resign for good reason during the additional term, the Company shall pay them amounts equal to their annual salaries. In addition, the Company has an "at will" agreement with another employee which provides for an incentive bonus as well as a change of control termination payment prior to October 1, 2002. The aggregate amount of compensation under all existing employment agreements, based upon the base salaries in effect at December 31, 2001, for the remaining terms of the respective employment agreements, was approximately $423,000 at December 31, 2001. In addition, the amount of compensation in the event of certain changes in control of the Company was approximately $125,000 at December 31, 2001.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


Each of the Company's imaging centers has agreements with radiologists as independent contractors to provide all radiology services to the imaging centers. Radiologist compensation ranges primarily between 14% and 20% of net collections attributable to radiology services performed by the radiologist.

[18] CONCENTRATION OF CREDIT RISKS

The Company's imaging centers grant credit without collateral to its patients, most of whom are residents of the areas where the centers are located and are insured under third-party payor agreements.

The mix of receivables from third-party payors and patients at December 31, is as follows:

                                                     2001             2000
                                                     ----             ----
        Medicare and Medicaid                         17%              17%
        Workers' Compensation and Self Pay            11               10
        Commercial                                    23               19
        Managed Care                                  35               36
        Other                                         14               18
                                                     ---              ---
        Total                                        100%             100%
                                                     ===              ===


[19] 401(k) PROFIT SHARING PLAN

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

Employer contributions to the 401(k) Plan totaled approximately $198,000, $460,000 and $464,000 in fiscal 2001, 2000 and 1999, respectively.

[20] TERMINATION OF EMPLOYMENT AND CONSULTING AGREEMENTS

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

Coyote Consulting ("Coyote") and Keith Greenberg (an employee of Coyote) sued the Company alleging that they were entitled to receive additional cash, stock and/or options in an unspecified amount in connection with the Company's December 1996 termination of its consulting relationship with Coyote.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


The complaint was dismissed in 1999. In addition, in December 1996, the SEC commenced an investigation into the Company's former relationship with Coyote and Keith Greenberg to determine whether the Company's disclosure concerning that relationship was in compliance with the federal securities laws. The Company reached a final agreement with the SEC dated December 20, 2000. Pursuant to SEC's order, the Company agreed to cease and desist from committing any violation and any future violation of Section 17(a)(2)and (a)(3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-13 and 14a-9 thereunder.

[21] LITIGATION

SHELBY RADIOLOGY, P.C. V. US DIAGNOSTIC INC. ET AL. - In June 1997, the plaintiff, Shelby Radiology, P.C. ("Shelby Radiology"), filed suit against the Company alleging breach of a contract to provide radiology services and specifically improper termination of the contract. In January 1998, Shelby Radiology amended its complaint to include allegations of promissory fraud, misrepresentation and suppression. Under both its fraud and breach of contract claims, Shelby Radiology was seeking compensatory damages in the amount of $1.2 million as amounts it would have been paid under the "oral agreement." In addition, Shelby Radiology sought punitive damages pursuant to its fraud claims. On May 3, 1999, this matter was tried before a jury in Montgomery County, Alabama. The trial concluded on May 7, 1999 and the jury returned a verdict against the defendant in the amount of $1,134,000 as compensatory damages on plaintiff's fraud claim. The jury did not award any punitive damages. The Company paid $600,000 to a bonding company which posted a bond to secure payment of the judgment and appealed the verdict to the Alabama Supreme Court which ruled against the Company in a split decision. The Company's request for a rehearing of that decision was rejected. The plaintiff collected the $1.4 million judgment, inclusive of interest, from the bonding company under the bond. The Company owes approximately $800,000 to the bonding company. The Company recognized the settlement expense as of December 31, 2000 as a result of this lawsuit.

MARCONI MEDICAL SYSTEM, INC. VS. US DIAGNOSTIC INC. - The Company is the Defendant in this action in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. This lawsuit involves an action for breach of contract to collect unpaid invoices relating to the Company's former Texas centers. The invoices were assumed by the purchasers of the centers. However, the purchasers failed to pay the invoices, and suit was filed against the Company. The invoices have been outstanding since approximately February 1999. The amount of the claim is $297,000 exclusive of interest, attorneys' fees and costs. The Company reached a settlement with the purchasers of the Texas centers which requires the Company to satisfy this claim. Therefore, this matter has been accrued for as of December 31, 2001.

CALIFORNIA TAX AUDIT - This matter is regarding Valley Presbyterian MRI Center and the Company. The State of California determined in an audit that the doctors providing services at the Company's center were employees rather than independent contractors. As a result, the State issued a tax assessment of $251,905 for various unpaid state taxes. The matter is still pending and is not likely to be resolved until late 2002 or 2003. The Company believes that the doctors were independent contractors consistent with California practice; however, the outcome cannot be predicted at this time.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


US DIAGNOSTIC INC. VS. METROPOLITAN DIAGNOSTIC IMAGING, PC, GRAMMERCY MRI AND DIAGNOSTIC RADIOLOGY, PC, QUEENS MEDICAL IMAGING, PC, NARROWS MRI AND DIAGNOSTIC RADIOLOGY, PC, AND ALAN WINAKOR - The Company is the Plaintiff/Counterdefendant in an action, in the United States District Court of the Southern District of New York. This lawsuit involves an action for breach of contract in which the Company seeks to recover approximately $200,000 in damages for unpaid billing and collection services. The Defendants have filed an answer, including a counterclaim for breach of contract, defamation, tortious interference, and permanent injunction seeking damages of approximately $1 million. The counterclaims are essentially premised upon business interruption. The Company believes that it is owed the $200,000 for breach of contract. The counterclaims were recently filed, but do not appear to be meritorious and based upon a preliminary review, the damages are believed to be excessive and speculative. Therefore, the outcome of this matter cannot be determined at this time.

RADNET MANAGEMENT II, INC. VS. US DIAGNOSTIC INC. AND MODESTO IMAGING CENTER, INC. - The Company is a Defendant in an action, before the American Arbitration Association, Los Angeles Regional Office. This is an action for breach of representations and warranties in an asset purchase agreement. The claimant alleges the Company failed to disclose that a certain lease agreement had been extended for ten years through the year 2014, rather than terminating in 2004. The claimant seeks approximately $1 million pursuant to the surviving covenants and agreements related to such asset purchase agreement. The matter is currently in discovery and the Company cannot currently determine whether it is liable for such alleged breach or the appropriate amount of the claim if it is determined to be liable.

OTHER MATTERS - The Company could be subject to legal actions arising out of the performance of its diagnostic imaging services. Damages assessed in connection with, and the cost of defending, any such actions could be substantial. The Company maintains liability insurance and other insurance, which it believes is adequate for its present operations although, even if adequate, contains deductibles for which the Company would be responsible. There can be no assurance that the Company will be able to continue or increase such coverage or to do so at an acceptable cost, or that the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any uninsured or underinsured claims. The Company also requires all of its affiliated physicians to maintain malpractice and other liability coverage.

The Company is also a party to, and has been threatened with, a number of other legal proceedings in the ordinary course of business. While it is not feasible to predict the outcome of these matters, and although there can be no assurances, the Company does not anticipate that the ultimate disposition of any such proceedings will have a material adverse effect on the Company.

[22] RELATED PARTY TRANSACTIONS

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

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


A prior member of the Company's Board of Directors, Keith Hartley, was the managing partner of Forum Capital Markets L.P. ("Forum") until May 2000. Forum was the underwriter of the Company's $57.5 million Debenture Offering consummated in 1996 (see Note 8), and was paid an underwriting fee of $2.9 million. In addition, the Company sold to Forum, for nominal consideration, warrants which entitled Forum to purchase 319,445 shares of common stock of the Company at an exercise price of $9.00 per share. First Union Corporation bought Forum in May 2000 and the 319,445 warrants that were originally held by Forum were transferred to Founders Financial Group ("Founders") upon sale of Forum. Mr. Hartley is a partner of Founders. Founders is now the holder of record of warrants to purchase 319,445 shares of Common Stock. The warrants are outstanding as of December 31, 2001. Mr. Hartley was elected to the Board of Directors of the Company on September 19, 1996, subsequent to the Debenture Offering and resigned on April 20, 2001.

In 1997, the Company entered into an Installation Agreement and a Network Support Agreement with CIERRA Solutions, Inc. ("CSI"). A brother of Todd Smith, who was a Vice President and the Chief Information Officer of the Company through October 1998, was a substantial minority shareholder of CSI. Payments made to CSI in 1999 totaled $347,000, including reimbursement for expenses and equipment purchases of $117,000. No payments have been made to CSI since 1999.

The Company has a policy pursuant to which non-employee directors shall receive an option under the Company's 1995 LTIP to purchase shares of common stock on the date that such director first becomes a director. In August 1999, the Board of Directors approved a new non-employee director compensation plan which included a grant to each of then non-employee directors of 100,000 options to purchase the Company's common stock (see Note 15).

On January 20, 1998, Michael O'Hanlon, the President and Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS, was elected to the Board of Directors of the Company. DVIFS and DVIBC are lenders to the Company. As of December 31, 2001 and 2000, DVI had loans with aggregate principal amounts outstanding with the Company of approximately $25.0 million and $45.2 million, respectively. Portions of such loans are collateralized as described in Note 9. In 2001 and 2000, the Company paid an aggregate of approximately $12.9 million and $25.5 million in principal and interest to DVI and its affiliates on these loans, respectively. In addition, during 2001 and 2000, the Company paid an additional $8.0 million and $39.0 million, which included payments for principal, interest, prepayment penalties and additional fees, towards the payoff of the debt relating to the sale of the imaging centers. In 2002, the Company is scheduled to pay an aggregate of approximately $18.9 million in principal and interest to DVI and its affiliates on these loans. Such payments in 2002 are dependent on the pending debt restructuring. In addition, in December 1998 and January 1999, the Company paid DVIFS loan fees totaling $647,000 and paid DVIPC an equity participation fee totaling $2.8 million, each in connection with certain new financing. The Company had also issued DVI a warrant to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $0.938 per share. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing. See Notes 8 and 9 for further detail. In 2001, the Company also paid $0.3 million relating to operating leases from DVI. Mr. O'Hanlon resigned effective September 13, 2001.

In August 1998, the Company purchased a condominium from J. Wayne Moor, the Company's former Chief Financial Officer, for $200,000 to facilitate Mr. Moor's relocation to Palm Beach County, Florida. In February 1999, the Company sold the condominium for $187,000. Mr. Moor resigned as the Chief Financial Officer in January 2000.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


From May 2000 through February 2001, David McIntosh (a current Director) was engaged to direct the review of potential opportunities to re-deploy the sale proceeds in other ventures, at $15,000 per month plus out-of-pocket expenses. The Company paid Mr. McIntosh $30,000 and $120,000 in consulting fees in 2001 and 2000, respectively. Furthermore, Mr. McIntosh was paid a fee of $60,000 in 2001 for leading the Company's terminated merger discussions with International Radiology Group, LLC ("IRG").

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

On October 27, 2000, Joseph A. Paul, then President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. Simultaneously, an entity controlled by Mr. Paul acquired three of the Company's imaging centers for a sales price of $8.9 million, consisting of $7.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $1.7 million. The transaction was subject to the receipt of a fairness opinion and a business valuation. In addition, the Company provided billing and collection services for these three imaging centers from the sale date through December 31, 2000. The Company charged the centers a collection fee of 5% of the net collections per month. Upon resignation and until May 5, 2001, Mr. Paul was engaged to perform consulting services, primarily related to the Company's disposition of imaging centers, at $15,000 per month plus out-of-pocket expenses. On March 1, 2001, the Company elected to terminate this consulting agreement effective May 5, 2001. The Company paid Mr. Paul $60,000 in consulting fees in 2001.

Pursuant to the Plan of Restructuring, the Company adopted a bonus plan for non-employee directors whereby they would share equally in .25% of the gross proceeds from the imaging center sales and would be payable as sales occurred but no later than December 31, 2000. The total amount paid or accrued as of December 31, 2000 for the three non-employee directors, Messrs. Hartley, McIntosh and O'Hanlon, was $500,000. Messrs. Hartley and O'Hanlon resigned in April and September 2001, respectively.

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

Messrs. Paul, Maraist, Shaw, Platt and Arthur E. Quillo elected to deem their then existing employment agreements terminated by the Company without cause as a result of adoption of the Plan of Restructuring due to change in control as defined by their employment agreements. As a result, they were entitled to receive lump sum compensation. The total amount paid or accrued to these executives was $2.4 million as of December 31, 2000. Messrs. Maraist and Shaw have entered into new employment agreements with the Company since then.

Also, as a result of adoption of the Plan of Restructuring, all unvested stock options of Messrs. Paul (187,500), Maraist (37,500), Shaw (30,000), Platt (30,000) and Quillo (25,000) became fully vested

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


immediately in July 2000. In addition, Mr. Paul's unvested restricted stock awards of 10,000 became fully vested in July 2000. These executives did not exercise their vested options in 2000 and all such options (except for Messrs. Maraist and Shaw's options who are still with the Company) expired in 2001.

On March 27, 2001, the Board elected Mr. Glen M. Kassan as the Chairman of the Board. The Company paid and/or accrued $135,000 during 2001 for his services as Chairman.

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

[23] SUBSEQUENT EVENTS

On March 1, 2002, DVIBC extended the expiration date of the revolving credit loan of $35.0 million from April 1 to June 1, 2002.

The Company did not make the interest payment on the Debentures that was due March 31, 2002, failure of which constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. See Note 8 for further detail.

Mr. Warren Lichtenstein resigned from the Board of Directors of the Company effective April 15, 2002.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


[24] SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables contain selected unaudited quarterly information for each quarter for the years ended December 31, 2001 and 2000. The Company believes that the following information reflects all adjustments necessary for a fair presentation of the information for the periods presented.


                                                                                              2001 (a)
                                                                     -----------------------------------------------------------
(In thousands, except per share data)                                   Q1               Q2               Q3              Q4
                                                                     --------         --------         --------         --------
Net revenue:
    As previously reported                                           $     --         $ 15,402         $ 12,282         $ 11,226
    Adjustment related to reversal of discontinued operations
      presentation                                                     17,020               --               --               --
                                                                     --------         --------         --------         --------
    As adjusted                                                      $ 17,020         $ 15,402         $ 12,282         $ 11,226
                                                                     ========         ========         ========         ========

Loss before extraordinary gain (b)                                     (1,175)         (12,737)          (2,285)          (8,327)
Net loss (b)                                                           (1,175)         (12,273)          (2,285)          (8,327)

Loss before extraordinary gain per common
  share - basic and diluted (b)                                         (0.05)           (0.57)           (0.10)           (0.38)

Net loss per common share - basic and diluted (b)                       (0.05)           (0.55)           (0.10)           (0.38)




                                                                                               2000 (a)
                                                                     ------------------------------------------------------------
(In thousands, except per share data)                                   Q1                Q2               Q3               Q4
                                                                     --------           --------        --------         --------
Net revenue:
    As previously reported                                           $     --           $     --        $     --         $     --
    Adjustment related to reversal of discontinued operations
      presentation                                                     38,511             39,151          30,123           20,117
                                                                     --------           --------        --------         --------
    As adjusted                                                      $ 38,511           $ 39,151        $ 30,123         $ 20,117
                                                                     ========           ========        ========         ========

Income (loss) before extraordinary gain (b)                            (4,733)               264 (c)      (9,581)         (18,517)
Net income (loss) (b)                                                  (4,733)               264 (c)      (9,581)         (18,517)

Income (loss) before extraordinary gain per common
  share - basic and diluted (b)                                         (0.21)              0.01           (0.43)           (0.81)
Net income (loss) per common share - basic and diluted (b)              (0.21)              0.01           (0.43)           (0.81)


(a) Certain amounts have been reclassified to be consistent with the reversal of discontinued operations presentation of the financial statements for the years ended December 31, 2001 and 2000. Net income
         (loss) during these periods was not affected by these reclassifications.
(b) No adjustment related to reversal of discontinued operations presentation was necessary.
(c) During the second quarter of 2000, the Company sold three centers generating $14.4 million in net gains, and closed four centers that generated $4.3 million in net losses. In addition, $5.2 million of minority interest in gain on sale of a subsidiary was recorded. As a result, this quarter had a net income compared to the other quarters in 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The names and ages of the five individuals serving on the Company's Board of Directors, their respective principal occupations, or positions and offices with the Company, and the period during which each has served as a director of the Company are set forth below.

JACK L. HOWARD -- age 40 -- has been a member of the Board of Directors of the Company since February 2001. Mr. Howard has served as a director of WebFinanical Corporation ("WEFN"), a provider of niche banking markets, since 1996 and as Vice President, Secretary and Treasurer of WEFN since December 1997. Mr. Howard has been a principal of Mutual Securities, Inc., a registered broker-dealer, since prior to 1993. Mr. Howard is also the Vice-President of Gateway Industries, Inc. Mr. Howard is a director of the following publicly held companies: Gateway Industries, Inc., a provider of database development and website design and development services; Pubco Corporation, a manufacturer and distributor of printing supplies and construction equipment; and Castelle, a maker and marketer of application server devices. Mr. Howard is serving on the Company's Board of Directors at the request of Steel Partners II, LP, a significant stockholder of the Company.

FRANCIS D. HUSSEY, JR., M.D. -- age 62 -- has been a member of the Board of Directors of the Company since February 2001. Dr. Hussey is Co-Director of Naples Pain Center, Chairman and Chief Executive Officer of Magnetic Scans, Inc. and President and Chief Executive Officer of The MRI Centers of New England. He is also the President of Chelsea MRI, Inc., Cranston MRI, Inc., Forest Park MRI, Inc. and HHH Investments, L.P. Dr. Hussey is a member of American Academy of Neurology, American Neurological Association, Florida Medical Association and numerous other professional groups. Dr. Hussey is on the Board of the American Society of Neuroimaging.

GLEN M. KASSAN -- age 58 -- has been a member of the Board of Directors of the Company since February 2001. Mr. Kassan became Chairman of the Board of Directors effective March 27, 2001. Mr. Kassan has been an Executive Vice President of CPX Corp., a management and advisory company, since March 2002. CPX Corp. has provided management services to Steel Partners II, LP ("Steel Partners") and other affiliates of Steel Partners since March 2002. Mr. Kassan served as Executive Vice President of Steel Partners Services, Ltd., a management and advisory company, from June 2001 through March 2002 and Vice President from October 1999 through May 2001. Steel Partners Services, Ltd. provided management services to Steel Partners and other affiliates of Steel Partners until March 2002, when CPX Corp. acquired the rights to provide certain management services from Steel Partners Services, Ltd. Mr. Kassan has served as Vice President, Chief Financial Officer and Secretary of Gateway Industries, Inc., a provider of database development and Web site design and development services, from June 2000 to April 2002. He has also served as Vice President, Chief Financial Officer and Secretary of WEFN, since June 2000. Mr. Kassan has served as Vice Chairman of the Board of Directors of Caribbean Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000. Mr. Kassan is a director and has served as President of SL Industries, Inc., a manufacturer and marketer of Power and Data Quality systems and equipment for industrial, medical, aerospace and consumer applications, since January 2002 and February 2002, respectively. From 1997 to 1998, Mr. Kassan served as Chairman and Chief Executive Officer of Long Term Care Services, Inc., a privately owned healthcare services company which Mr. Kassan co-founded in 1994 and initially served as Vice Chairman and Chief Financial Officer. Mr. Kassan is currently a director of Tandycrafts, Inc., a manufacturer of picture frames and framed art and Puroflow Incorporated, a designer and manufacturer of precision filtration devices. Mr. Kassan is serving on the Company's Board of Directors at the request of Steel Partners II, LP, a significant stockholder of the Company.

DAVID MCINTOSH -- age 55 -- has been a member of the Board of Directors of the Company since October 1998. From June 1998 to 1999, Mr. McIntosh was the Chief Executive Officer of Barricade International, Inc., a developer and distributor of a fire-blocking gel. Since 1999, Mr. McIntosh has been the Chairman of MitBank USA, Inc., an environmental asset management company. From 1984 through 1998, Mr. McIntosh was the Chief Executive Officer of Gunster, Yoakley & Stewart, P.A., a prominent Florida-based international law firm. Prior to 1984, Mr. McIntosh was a partner with Coopers & Lybrand, a public accounting firm. He is a director, officer and active member of numerous local, state and national foundations, committees, task forces, associations and charitable organizations. Mr. McIntosh also is a director, Chairman of the audit committee and a member of the compensation committee of Florida Banks, Inc., which operates a community banking system in Florida through its wholly-owned banking subsidiary, Florida Bank, N.A.

LEON F. MARAIST -- age 59 -- has been a member of the Board of Directors of the Company since October 2000 and President and Chief Executive Officer since January 2001. Prior to that time, he served as Executive Vice President and Chief Operating Officer of the Company since November 1997. From 1993 to 1997, Mr. Maraist served as Vice President of NMC Diagnostic Services, Inc. ("NMC"), which provides mobile imaging diagnostics in physicians' offices and diagnostics in fixed sites. His responsibilities with NMC included marketing, sales, finance and operations. From 1992 to 1994, Mr. Maraist directed operations of the $1 billion nationwide dialysis division of NMC.

Mr. Warren Lichtenstein was a member of the Board of Directors of the Company since April 2001 and resigned effective April 15, 2002.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company (other than such information regarding Mr. Maraist which was disclosed under Board of Directors above):

JERRY E. ARON -- age 50 -- joined the Company in June 2000 and became Executive Vice President, General Counsel and Secretary in August 2000. Prior to joining the Company, Mr. Aron served as a senior partner at Gunster,Yoakley & Stewart, P.A., one of Florida's largest commercial law firms. He joined Gunster, Yoakley & Stewart in 1978.

P. ANDREW SHAW -- age 45 -- has been Executive Vice President of the Company since July 1996 and was appointed Chief Financial Officer in January 2000, having previously served as Chief Financial Officer of the Company from July 1996 until June 1997. Previously, he served as Controller of MediTek Health Corporation from February 1992 until June 1996 when MediTek was acquired by the Company and was Controller of ExpoSystems for more than seven years until February 1992. He is a Certified Public Accountant with six years of public accounting experience with KPMG Peat Marwick and is a member of the Florida Institute of Certified Public Accountants and the Financial Executives Institute.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Dr. Hussey became a director on February 21, 2001 and his Form 3 which was due on March 5, 2001, was inadvertently not filed on time. He has not yet filed Form 5 as of April 16, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, the compensation paid or accrued by the Company to its Chief Executive Officer and its other executive officers as of December 31, 2001, (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                         Long Term
                                                 Annual Compensation                   Compensation
                                    ------------------------------------------    ----------------------
                                                                                  Restricted  Securities
                                                                  Other Annual      Stock     Underlying    All Other
      Name and                                                    Compensation      Award(s)    Options    Compensation
 Principal Position                 Year   Salary($)     Bonus($)    ($)(1)           ($)         (#)          ($)
 ------------------                 ----   ---------     -------- ------------    ----------  ----------   ------------
 Leon F. Maraist(3)                 2001    200,770          --         9,035          --          --        103,289(3)
   Chief Executive Officer,         2000    200,000          --         9,000          --          --        755,783(3)
   President and Director           1999    200,000      33,333         9,000          --          --          4,800(2)

 P. Andrew Shaw (4)                 2001    161,019          --         9,035          --          --         77,491(4)
   Executive Vice President and     2000    159,808      20,000         9,035          --          --        591,952(4)
   Chief Financial Officer          1999    125,000      20,000         9,000          --          --          4,620(2)

 Jerry E. Aron (5)                  2001    215,317(5)       --        12,046          --          --         13,312(5)
   Executive Vice President,        2000    180,646(5)       --         7,015          --          --          2,847(5)
   General Counsel and Corporate    1999        n/a         n/a           n/a         n/a         n/a            n/a
   Secretary

 Joseph A. Paul (6)                 2001      5,232          --           231          --          --             --
   Former Chief Executive           2000    316,828          --        12,000          --          --      1,744,204(6)
   Officer, President               1999    281,918     100,000        12,000          --          --          4,800(2)
   and Director


(1)      Represents car allowance.
(2)      Represents Company contributions to the 401(k) Plan.
(3) The Company has accrued $100,000 as of December 31, 2001 as a retention payment under Mr. Maraist's employment agreement and the Company's contributions to the 401(k) Plan on his behalf totaled $3,289 in 2001. Such retention payment has not been paid as of April 16, 2002. During 2000, Mr. Maraist was paid $497,232 as a change of control payment under his employment agreement, $248,616 as a retention bonus, and the Company's contributions to the 401(k) Plan on his behalf totaled $9,935. Portions of amounts paid as a change of control payment or retention bonus above were accrued at December 31, 2000. Mr. Maraist assumed the office of President effective January 5, 2001 upon Mr. Joseph A. Paul's resignation.
(4) The Company has accrued $75,000 as of December 31, 2001 as a retention payment under Mr. Shaw's employment agreement and the Company's contributions to the 401(k) Plan on his behalf totaled $2,491 in 2001. Such retention payment has not been paid as of April 16, 2002. During 2000, Mr. Shaw was paid $387,948 as a change of control payment under his employment agreement, $193,974 as a retention bonus, and the Company's contributions to the 401(k) Plan on his behalf totaled $10,030. Portions of amounts paid as a change of control payment or retention bonus above were accrued at December 31, 2000.
(5) During 2001 and 2000, Mr. Aron was paid $8,013 and $2,847 as reimbursement for health insurance, respectively. The Company's contributions to the 401(k) Plan on his behalf totaled $5,299 during 2001. Also, as additional compensation, the Company paid Mr. Aron an amount equal to the 401(k) Plan matching payment that otherwise would have been made had he been able to join the Company's 401(k) Plan when his employment began. Such compensation amounted to $1,004 and $5,262 which is included in his salary figure in 2001 and 2000, respectively. Mr. Aron's employment with the Company began in June 2000.

(6) During 2000, Mr. Paul was paid $1,156,543 as a change of control payment under his employment agreement, $578,271 as a retention bonus, $4,634 in club dues, and the Company's contributions to the 401(k) Plan on his behalf totaled $4,756. Portions of amounts paid as a change of control payment or retention bonus above were accrued at December 31, 2000. Mr. Paul resigned effective January 5, 2001.

STOCK OPTIONS

The following table sets forth year-end option values for the Named Executive Officers who held unexercised options at December 31, 2001:

       AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES


                                                                      Number of Securities         Value of Unexercised
                                                                          Underlying                  In-the-money
                                           Shares                    Unexercised Options at            Options at
                                         Acquired On      Value        Fiscal Year End (#)          Fiscal Year End ($)
                Name                      Exercise      Realized    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
                ----                     -----------    --------    -------------------------    ----------------------------
                Leon F. Maraist (2)           0             0                75,000 / 0                     0 / 0
                P. Andrew Shaw (2)            0             0                60,000 / 0                     0 / 0
                Jerry E. Aron               n/a            n/a                 n/a                           n/a
                Joseph A. Paul (3)           0              0                 0 / 0                         0 / 0

----------

(1) On December 31, 2001, the last reported sales price of the common stock in the over the counter market was $0.01.
(2) As of December 31, 2001, Messrs. Maraist and Shaw had 75,000 and 60,000 options, respectively, to purchase shares of common stock at an exercise price of $0.9370. All such options were exercisable at year end.
(3) Mr. Paul resigned on January 5, 2001 and all his vested options expired in 2001.

DIRECTOR COMPENSATION:

During 2001, directors who were not officers or employees of the Company received (a) $1,000 for each board meeting attended and (b) $500 for each board committee meeting attended. Effective August 1999, the Company is obligated to pay an annual cash retainer of $10,000 in advance to non-employee directors. The amount due August 2001 has not been paid yet but is accrued for. Board members are also reimbursed for their reasonable expenses incurred in serving as a director of the Company.

Mr. David McIntosh provided consulting services to the Company between May 2000 and February 2001 in order to assist with the sale of imaging centers. See "Compensation Committee Interlocks and Insider Participation" for more detail.

On March 27, 2001, the Board elected Mr. Glen M. Kassan as the Chairman of the Board. The Company paid and/or accrued $135,000 during 2001 for his services as Chairman.

EMPLOYMENT AGREEMENTS

Effective October 14, 2001, Mr. Maraist and the Company entered into an employment agreement through December 31, 2002. The agreement provides for a base salary of $200,000 through December 31, 2001, and a base salary of $225,000 through December 31, 2002. Mr. Maraist can elect to defer any portion of his annual base salary under the terms of any deferred compensation or savings plan maintained by the Company. The agreement also provides for performance bonuses of up to $175,000 for 2002 if certain objectives such as earnings and sale of centers are achieved after December 31, 2001 but prior to December 31, 2002. The agreement automatically renews for an additional one year term unless a notice electing not to renew is received by either party prior to December 1, 2002 but not before November 1, 2002. In the event the agreement is renewed for the additional term and the Company terminates Mr. Maraist's employment without cause, or he resigns for good reason during the additional term, then the Company will be obligated to pay him a severance of $225,000.

Pursuant to Mr. Maraist's employment agreement with the Company, effective as of January 5, 2001, Mr. Maraist earned a retention payment of $100,000. Such retention payment was accrued by the Company as of December 31, 2001 and has not been paid as of April 16, 2002. Mr. Maraist notified the Company of this default and that he intends to preserve his rights with respect to such payment.

Effective October 14, 2001, Mr. Shaw and the Company entered into an employment agreement through December 31, 2002. The agreement provides for a base salary of $165,000 effective July 1 through December 31, 2001, and a base salary of $180,000 effective January 1 through December 31, 2002. Mr. Shaw can elect to defer any portion of his annual base salary under the terms of any deferred compensation or savings plan maintained by the Company. The agreement provides for performance bonuses of up to $175,000 for 2002 if certain objectives such as earnings and sale of centers are achieved after December 31, 2001 but prior to December 31, 2002. The agreement automatically renews for an additional one year term unless a notice electing not to renew is received by either party prior to December 1, 2002 but not before November 1, 2002. In the event that the agreement is renewed for the additional term and the Company terminates Mr. Shaw's employment without cause, or he resigns for good reason during the additional term, then the Company shall pay him severance of $180,000.

Mr. Shaw and the Company entered into an employment agreement effective on January 27, 2000 pursuant to which Mr. Shaw earned a retention payment of $75,000. Such retention payment was accrued by the Company as of December 31, 2001 and has not been paid as of April 16, 2002. Mr. Shaw notified the Company of this default and that he intends to preserve his rights with respect to such payment.

Mr. Aron and the Company entered into a one-year employment agreement effective June 1, 2000 through May 31, 2001 pursuant to which Mr. Aron served as Executive Vice President and General Counsel of the Company at an annual base salary of $300,000. Mr. Aron is currently employed by the Company on a part-time basis at a base salary of approximately $132,000. If the Company requires more than part-time employment, Mr. Aron receives additional compensation. Either party may terminate the employment relationship upon three weeks advance notice.

Mr. Paul served as President and Chief Executive Officer of the Company under an employment agreement dated June 18, 1996 until his resignation effective January 5, 2001.

In addition, each of the Named Executive Officers is entitled during the term of his employment with the Company to customary employee benefits, such as paid vacation, health insurance and car allowance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

David McIntosh, Jack L. Howard and C. Keith Hartley served on the Company's Compensation Committee during 2001; and Mr. Hartley resigned on April 20, 2001. None is or has been an officer or employee of the Company or any of its subsidiaries. In addition, none of the Committee members has, or has had, any relationship with the Company which is required to be disclosed under Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, except that effective May 2000 through February 2001, Mr. McIntosh was engaged by the Company to direct the review of potential opportunities to re-deploy the proceeds received from sales of imaging centers. Mr. McIntosh was paid $15,000 per month plus out-of-pocket expenses. The Company paid Mr. McIntosh $30,000 in consulting fees in 2001. Mr. McIntosh was also paid a fee of $60,000 in 2001 for leading the Company's terminated merger discussions with IRG. Mr. McIntosh also serves on the compensation committee of Florida Banks, Inc. No Company executive officer currently serves on the compensation committee or any similar committee of another public company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth, as of March 18, 2002, the beneficial ownership of the Company's Common Stock ("Common Stock") by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock in reliance upon information set forth in any statements filed with the Securities and Exchange Commission ("SEC") under Section 13(d) or 13(g) of the Exchange Act, (ii) each director and Named Executive Officer of the Company and (iii) all directors and executive officers of the Company as a group.


                                                                                 Beneficial Ownership (1)
                                                                              -------------------------------
Name                                                                          Common Stock            Percent
----                                                                          ------------            -------
Steel Partners II, L.P.                                                         3,321,400(2)(9)         14.9%
   150 East 52nd Street
   21st Floor
   New York, New York 10022
The Robert C. Fanch Revocable Trust                                             1,755,300(9)             7.9
   1873 South Bellaire Street, Suite 1550
   Denver, CO 80222
Lighthouse Capital Insurance Company                                            1,687,750                7.6
   Anderson Square
   3rd Floor
   P.O. Box 112356T
   Grand Cayman, BVI
Jack L. Howard                                                                     42,000(2)(7)           *
Francis D. Hussey, Jr.                                                          1,138,100(6)(9)          5.1
Glen M. Kassan                                                                         --(2)              --
Warren G. Lichtenstein                                                          3,321,400(2)(9)         14.9
David McIntosh                                                                    120,000(3)              *
Leon F. Maraist                                                                    89,458(4)              *
P. Andrew Shaw                                                                     67,265(5)              *
Jerry E. Aron                                                                          --                 --
Joseph A. Paul                                                                         --                 --
All directors and executive officers as a group (9 persons)                     4,778,223(8)            21.2

----------

* Less than 1%.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 18, 2002 have been exercised. Calculation of percentage ownership was based on 22,317,205 shares of Common Stock outstanding as of March 18, 2002.
(2) Mr. Lichtenstein is Chairman of the Board, Secretary and Managing Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P., and claims sole beneficial ownership of the shares held by such limited partnership. Mr. Lichtenstein was elected to the Company's Board of Directors in April 2001 at Steel Partners, L.L.C.'s, request, and has resigned effective April 15, 2002. His address is the same as such limited partnership. Messrs. Kassan and Howard were elected to the Company's Board of

         Directors in February 2001 at Steel Partners, L.L.C.'s, request. They disclaim beneficial ownership of the shares held by such limited partnership.
(3) Includes 10,000 shares of Common Stock and fully vested options to purchase 10,000 shares of Common Stock at $0.9370 exercise price and 100,000 shares of Common Stock at $0.9060 exercise price.
(4) Includes 14,458 shares of Common Stock (of which 4,294 are held in a 401(k) Plan) and fully vested options to purchase 75,000 shares of Common Stock at $0.9370 exercise price.
(5) Includes 7,265 share of Common Stock all of which are held in a 401(k) Plan and fully vested options to purchase 60,000 shares of Common Stock at $0.9370 exercise price.
(6) Includes 1,138,100 shares of Common Stock. Dr. Hussey has shared voting power over 80,300 shares.
(7)      Includes 42,000 shares of Common Stock which is held indirectly.
(8)      Includes all shares and options described in footnotes 3-7 above.
(9) Information obtained from Schedules 13(d) filed with the SEC by the beneficial owners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000, the Company entered into an agreement with Steel Partners II, L.P., ("Steel Partners"), currently a 15% shareholder, which allows, for a period of three years, Steel Partners to acquire up to 45% of the outstanding voting stock of the Company without prior board approval. Further, Steel Partners has agreed that for a period of three years after it becomes an Interested Stockholder, as defined by the Delaware Business Combination Statute (the "Delaware Statute"), any transaction proposed by Steel Partners to the shareholders must be one in which all shareholders are treated alike. In addition, in order to enhance the Company's strategic flexibility, the board of directors voted to make the restrictive provisions of the Delaware Statute inapplicable to Steel Partners.

Michael O'Hanlon, who was a director of the Company from January 20, 1998 until September 13, 2001, is the President and Chief Executive Officer of DVI, Inc., an affiliate of DVIBC and DVIFS. DVIFS and DVIBC are lenders to the Company. As of December 31, 2001 and 2000, DVI had loans with aggregate principal amounts outstanding with the Company of approximately $25.0 million and $45.2 million, respectively. In 2001 and 2000, the Company paid an aggregate of approximately $12.9 million and $25.5 million in principal and interest to DVI and its affiliates on these loans, respectively. In addition, during 2001 and 2000, the Company paid an additional $8.0 million and $39.0 million, which included payments for principal, interest, prepayment penalties and additional fees, in repayment of the debt relating to the sale of the imaging centers. In 2002, the Company is scheduled to pay an aggregate of approximately $18.9 million in principal and interest to DVI and its affiliates on these loans. Such payments in 2002 are dependent on the pending debt restructuring. In February 2000, the Company paid DVIFS $150,000 in connection with a $3.2 million borrowing. See Notes 8 and 9 of Notes to Consolidated Financial Statements which are incorporated herein by reference. In 2001, the Company also paid $0.3 million relating to operating leases from DVI.

Mr. David McIntosh provided consulting services to the Company between May 2000 and February 2001 in order to assist with the sale of imaging centers. See "Compensation Committee Interlocks and Insider Participation" for more detail.

On October 27, 2000, Joseph A. Paul, then President, Chief Executive Officer and Director of the Company submitted his resignation effective January 5, 2001. Simultaneously, an entity controlled by Mr. Paul acquired three of the Company's imaging centers for a sales price of $8.9 million, consisting of $7.2 million cash and the assumption by the purchaser of debt and other obligations amounting to $1.7 million. The Company obtained a fairness opinion and a business valuation in connection with the transaction. In addition, the Company provided billing and collection services for these three imaging centers from the sale date through December 31, 2000. The Company charged the centers a collection fee of 5% of the net collections per month. Upon resignation and until May 5, 2001, Mr. Paul was engaged to perform consulting services, primarily related to the Company's disposition of imaging centers, at $15,000 per month plus out-of-pocket expenses. On March 1, 2001, the Company elected to terminate this consulting agreement effective May 5, 2001. The Company paid Mr. Paul $60,000 in consulting fees in 2001.

On March 27, 2001, the Board elected Mr. Glen M. Kassan as the Chairman of the Board. The Company paid and/or accrued $135,000 during 2001 for his services as Chairman.

On September 17, 2001, the Company sold its interest in an underperforming imaging center (excluding accounts receivable and accounts payable) to Lutz Corp. Lutz Corp is a corporation controlled by Thomas G. Winter, a former vice president of the Company who resigned as part of this transaction. The sales price consisted of assumption of debt by the purchaser amounting to $1.1 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents Filed as Part of this Report

         (1)      Consolidated Balance Sheets as of December 31, 2001 and 2000

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                  Notes to Consolidated Financial Statements

         (2) Schedule II, Valuation and Qualifying Accounts, for each of the three years ended December 31, 2001 is submitted herewith.

(b)      Reports on Form 8-K

                  No report on Form 8-K was filed during the quarter ended December 31, 2001.

(c)      Exhibits -- (See Exhibit Index included elsewhere herein.)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.



Date: April 16, 2002                   By: /s/ Leon F. Maraist
                                           -------------------------------------
                                               Leon F. Maraist
                                               Chief Executive Officer,
                                               President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                Title                                               Date
----                                -----                                               ----

/s/ Leon F. Maraist             Chief Executive Officer, President and Director         April 16, 2002
-----------------------------   (Principal Executive Officer)
Leon F. Maraist



/s/ P. Andrew Shaw              Executive Vice President and Chief Financial            April 16, 2002
-----------------------------   Officer (Principal Financial Officer and
P. Andrew Shaw                  Principal Accounting Officer)



/s/ Glen M. Kassan              Chairman of the Board and Director                      April 16, 2002
----------------------------
Glen M. Kassan



/s/ Jack L. Howard              Director                                                April 16, 2002
----------------------------
Jack L. Howard



/s/ Francis D. Hussey, Jr.      Director                                                April 16, 2002
----------------------------
Francis D. Hussey, Jr.




/s/ David Mcintosh              Director                                                April 16, 2002
---------------------------
David McIntosh



                               US DIAGNOSTIC INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

In thousands


                                                         Column A       Column B      Column C      Column D        Column E

                                                                              Additions

                                                        Balance at     Charged to    Charged to                      Balance at
                                                       Beginning of     Costs and      Other        Deductions         End of
Description                                               Period         Expenses     Accounts      (describe)         Period
-----------                                            ------------    ----------    -----------    ----------       ----------
Year Ended Dec. 31, 2001

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
     receivable                                           $14,288        $ 5,483        $  --        $ 2,990(a)        $16,781
  Allowance for loss on other
     receivables                                          $    --        $   483        $  --        $    --           $   483

Year Ended Dec. 31, 2000

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
     receivable                                           $ 7,110        $13,769        $  --        $ 6,591(a)        $14,288
  Allowance for loss on other
     receivables                                          $    --        $    --        $  --        $    --           $    --

Year Ended Dec. 31, 1999

Reserves deducted from assets to which they apply:
  Allowance for loss on accounts
     receivable                                           $ 8,300        $ 6,062        $  --        $ 7,252(a)        $ 7,110

  Allowance for loss on other
     receivables                                          $    --        $    --        $  --        $    --           $    --


(a)      Accounts written off.

                                  EXHIBIT INDEX

3.1      Certificate of Incorporation of the Registrant.(1)
3.2 Amended and restated Bylaws as amended March 27, 2001 of the Registrant.(14)
4.1      Form of Unit Purchase Option.(1)
4.2      Form of Warrant Agreement.(1)
4.3 Indenture relating to 9% Subordinated Convertible Debentures by the Company to American Stock Transfer & Trust Company, as Trustee, dated as of March 29, 1996.(4)
4.4 Form of Amended and Restated 6 1/2% Convertible Negotiable Note Due June 30, 2001. (5)
4.5 First Supplemental Indenture to Indenture relating to 9% Subordinated Convertible Debentures dated as of March 24, 1998. (5)
10.1     1993 Stock Option Plan.(1)
10.2     1995 Long Term Incentive Plan.(2)
10.3 Loan and Security Agreement and Secured Promissory Note among US Diagnostic Inc. and DVI Credit Corporation dated as of February 25, 1997.(3)
10.4 Amended and Restated Note dated December 21, 1998 between US Diagnostic Inc. and DVI Financial Services, Inc. (7)
10.5 Amended and Restated Common Stock Purchase Warrant Agreement between US Diagnostic Inc., and DVI Financial Services, Inc. (7)
10.6 Letter of Agreement dated September 29, 1997 between the Company and DVI Business Credit Corporation confirming amendment of Loan and Security Agreement dated as of February 25, 1997. (6)
10.7 Amendment No. 2 dated March 31, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)
10.8 Letter of Agreement dated July 19, 1999 between the Company and DVI Financial Services, Inc. confirming amendment of the Twenty-Five Million Dollar Note dated December 21, 1998.(9)
10.9 Nondiscrimination Agreement between US Diagnostic, Inc. and Steel Partners II, L.P. dated January 6, 2000 .(8)
10.10 Amendment No. 4 dated November 8, 1999 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)
10.11 Secured Promissory Note A dated November 8, 1999, relating to Amendment No. 4.(9)
10.12 Secured Promissory Note B dated November 8, 1999, relating to Amendment No. 4.(9)
10.13 Amendment to Security Agreements (Loan A Guarantors) dated November 8, 1999, relating to Amendment No. 4.(9)
10.14 Amendment to Security Agreements (Loan B Guarantors) dated November 8, 1999, relating to Amendment No. 4.(9)
10.15 Security Agreement (Springing Lien A) dated November 8, 1999, relating to Amendment No. 4.(9)
10.16 Security Agreement (Springing Lien B) dated November 8, 1999, relating to Amendment No. 4.(9)
10.17 Acknowledgement and Confirmation of Guaranties dated November 8, 1999, relating to Amendment No. 4.(9)
10.18 Amendment No. 6 dated January 18, 2000 to the Loan and Security Agreement by DVI Business Credit Corporation of the Thirty-Five Million Dollar Note dated February 25, 1997.(9)
10.19    Consulting Agreement with David McIntosh dated April 27, 2000.(10)
10.20 Second Amended and Restated Note between the Company and DVI Financial Services Inc. dated June 21, 2000 to the Amended and Restated Note dated December 21, 1998.(11)
10.21 Plan of Restructuring of US Diagnostic Inc. Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the SEC June 22, 2000.(11)

10.22 Asset Purchase Agreement, dated July 25, 2000, by and among Comprehensive Diagnostic Imaging, Inc., Comprehensive Medical Imaging, Inc. and US Diagnostic Inc. and each seller named in Exhibit A of the Asset Purchase Agreement.(12)
10.23    First Amendment to Asset Purchase Agreement dated August 31, 2000.(12)
10.24    Second Amendment to Asset Purchase Agreement dated September 15,
         2000.(12)
10.25    Third Amendment to Asset Purchase Agreement dated September 20,
         2000.(12)
10.26    Exhibit A of Asset Purchase Agreement.(12)
10.27 Purchase Agreement dated September 20, 2000 By and Among Columbus Acquisition Corp., a Florida Corporation, Montclair Acquisition LLC, a Florida Limited Liability Company, Greystone Acquisition Corp., a Florida Corporation, US Diagnostic Inc., a Delaware Corporation, USD Montclair, Inc., a Delaware Corporation and Meditek Industries Corp., a Florida Corporation.(13)
10.28 Consulting Agreement between the Company and Joseph A. Paul dated October 27, 2000.(13)
10.29 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for September and October 2000.(13)
10.30 Consulting Agreement between the Company and David McIntosh dated November 6, 2000 for November 2000 through February 2001.(13)
10.31 Employment letter dated May 31, 2000 between the Company and Jerry E. Aron.(14)
10.32    Employment letter dated November 21, 2000 between the Company and Leon
         F. Maraist.(14)
10.33 Employment letter dated December 1, 2000 between the Company and P. Andrew Shaw.(14)
10.34 Amendment dated January 10, 2001 to employment letter dated May 31, 2000 between the Company and Jerry E. Aron.(14)
10.35 Consulting Agreement between the Company and David McIntosh dated January 24, 2001.(14)
10.36 Forbearance Agreement dated August 30, 2001 by and between US Diagnostic Inc. and its subsidiaries and DVI Financial Services Inc. and DVI Business Credit Corporation.(15)
10.37 Employment agreement dated October 14, 2001 between the Company and Leon F. Maraist.
10.38 Employment agreement dated October 14, 2001 between the Company and P. Andrew Shaw.
10.39 Letter of Agreement dated March 1, 2002 between the Company and DVI Business Credit Corporation, amending the Loan and Security Agreement dated February 27, 1997 for the Thirty-Five Million Dollar Note.
21       Subsidiaries.
23       Consent of Deloitte & Touche LLP dated April 15, 2002.

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-73414).
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-93536).
(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1996.
(4) Incorporated by reference to the Company's Report on Form 8-K dated July 31, 1997.
(5) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(6) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 1997.
(7) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1998.
(8) Incorporated by reference to the Company's Report on Form 8-K dated January 7, 2000.
(9) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2000.
(11) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.
(12) Incorporated by reference to the Company's Report on Form 8-K dated September 20, 2000.
(13) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2000.
(14) Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 2000.
(15) Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2001.