Form 10-Q
period 2002-03-31
U S DIAGNOSTIC INC
filed 2002-05-20
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------------


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             11-3164389
 -------------------------------                            -------------------
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

                             Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding At May 13, 2002:
-----------------------------                      ----------------------------
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

ITEM 1.  FINANCIAL STATEMENTS

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



In thousands, except share data                                                        March 31,         December 31,
                                                                                         2002                2001
                                                                                       ---------         ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                          $   1,663           $   1,351
    Accounts receivable, net of allowance for bad debts of $16,863 in 2002
      and $16,781 in 2001                                                                  8,230               8,872
    Other receivables, net of allowance for bad debts of $503 in 2002 and
      $483 in 2001                                                                         1,264               1,252
    Prepaid expenses and other current assets                                              1,003                 955
                                                                                       ---------           ---------
     TOTAL CURRENT ASSETS                                                                 12,160              12,430

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
   of $19,537 in 2002 and $18,366 in 2001                                                 16,497              17,658
INTANGIBLE ASSETS, net of accumulated amortization of $995 in 2002 and
   $961 in 2001                                                                              980               1,014
GOODWILL, net of accumulated amortization of $4,814 in both 2002 and 2001                 15,617              15,617
OTHER ASSETS                                                                                 373                 439
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                  2,339               2,467
                                                                                       ---------           ---------
    TOTAL ASSETS                                                                       $  47,966           $  49,625
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable                                                                  $   5,184           $   5,081
     Accrued expenses                                                                     10,456               9,057
     Subordinated convertible debentures                                                  21,958              21,935
     Current portion of long-term debt                                                    30,075              30,552
     Obligations under capital leases - current portion                                    1,147               1,202
     Other current liabilities                                                             1,189               1,618
                                                                                       ---------           ---------
         TOTAL CURRENT LIABILITIES                                                        70,009              69,445

Long-term debt, net of current portion                                                     6,615               7,210
Obligations under capital leases, net of current portion                                   4,149               4,410
Other liabilities                                                                            268                 784
                                                                                       ---------           ---------
         TOTAL LIABILITIES                                                                81,041              81,849
                                                                                       ---------           ---------
MINORITY INTEREST                                                                            475                 485
                                                                                       ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                 --                  --
   Common stock, $.01 par value; 50,000,000 shares authorized; 22,317,205 shares issued and outstanding at both March 31, 2002 and December 31,
       2001                                                                                  223                 223
     Additional paid-in capital                                                          147,656             147,656
     Deferred stock-based compensation                                                        (8)                (18)
     Accumulated deficit                                                                (181,421)           (180,570)
                                                                                       ---------           ---------
        TOTAL STOCKHOLDERS' DEFICIENCY                                                   (33,550)            (32,709)
                                                                                       ---------           ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $  47,966           $  49,625
                                                                                       =========           =========


See Notes to Condensed Consolidated Financial Statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                               Three Months Ended March 31,
                                                                               ----------------------------
In thousands, except per share data                                              2002               2001
                                                                               --------           --------
NET REVENUES                                                                   $ 11,325           $ 17,020
                                                                               --------           --------
OPERATING EXPENSES
     General and administrative                                                   9,324             13,651
     Bad debt expense                                                               447                795
     Depreciation                                                                 1,171              2,136
     Amortization - amortizable intangible assets                                    34                 66
     Amortization - goodwill                                                         --                681
                                                                               --------           --------
       TOTAL OPERATING EXPENSES                                                  10,976             17,329
                                                                               --------           --------

INCOME (LOSS) FROM OPERATIONS                                                       349               (309)
                                                                               --------           --------
OTHER INCOME (EXPENSE)
     Net gain on disposition of subsidiaries                                         --              4,363
     Interest expense                                                            (1,398)            (2,205)
     Interest and other income                                                      352                287
                                                                               --------           --------
       TOTAL OTHER INCOME (EXPENSE)                                              (1,046)             2,445
                                                                               --------           --------

Income (loss) before minority interest and provision for income taxes              (697)             2,136
                                                                               --------           --------

MINORITY INTEREST:
    Minority interest in gain on sale of subsidiaries                                --              3,258
    Minority interest in income (loss) of subsidiaries                               74               (190)
                                                                               --------           --------
        TOTAL MINORITY INTEREST                                                      74              3,068
                                                                               --------           --------

Loss before provision for income taxes                                             (771)              (932)

Provision for income taxes                                                           80                243
                                                                               --------           --------

NET LOSS                                                                       $   (851)          $ (1,175)
                                                                               ========           ========

BASIC AND DILUTED LOSS PER COMMON SHARE

Net loss                                                                       $  (0.04)          $  (0.05)
                                                                               ========           ========

Weighted-average common shares outstanding                                       22,329             22,414
                                                                               ========           ========





See Notes to Condensed Consolidated Financial Statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE THREE
                    MONTHS ENDED MARCH 31, 2002 (UNAUDITED)




                                                                        Additional                                       Total
                                              Common       Common         Paid-in       Deferred       Accumulated    Stockholders'
In thousands                                  Shares        Stock         Capital     Compensation       Deficit       Deficiency
                                              ------      ---------     ----------    ------------     -----------    -------------
BALANCE - JANUARY 1, 2002                     22,317      $     223      $ 147,656      $     (18)      $(180,570)      $ (32,709)

Amortization of deferred compensation             --             --             --             10              --              10

Net loss                                          --             --             --             --            (851)           (851)
                                              ------      ---------      ---------      ---------       ---------       ---------
BALANCE - MARCH 31, 2002                      22,317      $     223      $ 147,656      $      (8)      $(181,421)      $ (33,550)
                                              ======      =========      =========      =========       =========       =========


See Notes to Condensed Consolidated Financial Statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands, except supplemental schedule of non-cash activities



                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                 2002                2001
                                                                                --------           --------
OPERATING ACTIVITIES
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $  1,710           $ (7,100)
                                                                                --------           --------
INVESTING ACTIVITIES
      Purchases of equipment                                                         (10)               (46)
      Proceeds from the sale of imaging centers, net of
          cash retained by purchasers                                                 --             11,840
      Proceeds from dispositions of property and equipment                            --                 10
                                                                                --------           --------

      NET CASH - PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (10)            11,804
                                                                                --------           --------

FINANCING ACTIVITIES
      Repayments of notes payable and obligations under capital leases            (1,388)            (4,751)
                                                                                --------           --------

      NET CASH - USED IN FINANCING ACTIVITIES                                     (1,388)            (4,751)
                                                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 312                (47)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    1,351              4,458
                                                                                --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  1,663           $  4,411
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                                                  $    446           $  1,591
                                                                                ========           ========
      Income taxes                                                              $    323           $    341
                                                                                ========           ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no borrowings under capitalized leases during the three months ended March 31, 2002 and 2001, respectively.

During the three months ended March 31, 2001, debt and capital lease obligations decreased by $4.8 million and property and equipment decreased by $6.3 million as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $5.8 million as a result of the sale of imaging centers during the three months ended March 31, 2001. The Company used $1.2 million of sales proceeds to repay debt not specifically related to the sold centers during the three months ended March 31, 2001. There were no center sales during the three months ended March 31, 2002.

During the three months ended March 31, 2001, the Company wrote-off net property and equipment of $132,000 as a result of the closing of a non-performing imaging center. There were no center closures during the three months ended March 31, 2002.

The Company issued 4,800 shares of restricted stock during the three months ended March 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

                      US DIAGNOSTIC INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


[1] BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of March 31, 2002, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (collectively, the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001.

In order to maintain consistency and comparability between the periods presented, certain amounts have been reclassified from the previously issued financial statements in order to conform with the financial statement presentation of the current period. See Note 2 for further details.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since 1995 and as of March 31, 2002 had an accumulated deficit of approximately $181.4 million. Based on current estimates, unless the Company can successfully sell remaining imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001, September 30, 2001 and March 31, 2002 interest payments on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on

June 30, 2001 (the "Notes"). This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments. If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization or liquidation under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS

The Company's financial condition continued to deteriorate during 2001 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions; dispositions of non-core and underperforming assets; and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

The Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continue to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Company's primary senior secured lenders ("Senior Lender"), would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed sale will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid.

Moreover, if these negotiations cannot be resolved successfully, the Company would be required to pursue other options, which could include voluntarily seeking a reorganization or liquidation in bankruptcy, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company has not yet completed its evaluation of the effect of adopting this statement. See Note 5 for a reconciliation of net loss and net loss per share.

The Company has adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," effective January 1, 2002. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have any effect on the Company's financial statements or disclosures.

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS 144 generally are to be applied prospectively. The Company has completed its evaluation of the effect of adopting this statement. The adoption of SFAS 144 did not have any effect on the Company's financial statements. See Notes 3, 4 and 6 for further detail.

[2] DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's Board of Directors approved a restructuring plan in 2000 which allowed for the sale of all or substantially all of its imaging centers (the "Plan of Restructuring"). The Company's sales of its imaging centers pursuant to the Plan of Restructuring, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company began treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this change in presentation. Consequently, the Company's operations are no longer differentiated between continuing and discontinued operations.

[3] PROPERTY AND EQUIPMENT

A summary of the property and equipment is as follows:


                                                          March 31,        December 31,
In thousands                                                2002              2001
                                                          --------         ------------
Land                                                      $  1,125           $  1,125
Buildings                                                    1,528              1,528
Medical equipment                                           21,006             20,996
Furniture and fixtures                                       1,245              1,245
Office, data processing equipment and software               7,102              7,102
Leasehold improvements                                       4,028              4,028
                                                          --------           --------
  Total                                                     36,034             36,024

Less:  accumulated depreciation and amortization           (19,537)           (18,366)
                                                          --------           --------

    Property and equipment, net                           $ 16,497           $ 17,658
                                                          ========           ========


Included in property and equipment is equipment under capital leases amounting to $8.5 million at both March 31, 2002 and December 31, 2001. Accumulated depreciation for equipment under capital leases was $2.1 million and $1.9 million as of March 31, 2002 and December 31, 2001, respectively.

Depreciation expense amounted to $1.2 million and $2.1 million during the three months ended March 31, 2002 and 2001, respectively, of which $0.2 million and $0.5 million, respectively, was attributed to equipment under capital leases.

[4] INTANGIBLE ASSETS

A summary of amortizable intangible assets is as follows:



                                                  As of March 31, 2002                   As of December 31, 2001
                                         ----------------------------------         ----------------------------------
                                         Gross Carrying        Accumulated          Gross Carrying        Accumulated
In thousands                                 Amount            Amortization             Amount            Amortization
                                         --------------        ------------         --------------        ------------
Amortizable intangible assets:

Covenants not to compete                     $  775               $ (563)               $  775               $ (550)
Customer lists                                1,193                 (425)                1,193                 (404)
Other intangibles                                 7                   (7)                    7                   (7)
                                             ------               ------                ------               ------
Total                                        $1,975               $ (995)               $1,975               $ (961)
                                             ======               ======                ======               ======


Aggregate amortization expense related to amortizable intangible assets was $34,000 and $66,000 for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense of amortizable intangible assets for each of the five succeeding fiscal years is as follows:

        In thousands

        Estimated Amortization Expense
        ------------------------------

        For the year ended 3/31/2003                           $ 137
        For the year ended 3/31/2004                             137
        For the year ended 3/31/2005                             137
        For the year ended 3/31/2006                             137
        For the year ended 3/31/2007                              99
                                                               -----

        Total                                                  $ 647
                                                               =====

The Company has no unamortizable intangible assets.

[5] GOODWILL

Goodwill consists of the cost of purchased businesses in excess of the fair value of net tangible assets acquired. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and, if it is determined that a potential impairment exists, to complete the final step of this test by the end of the fiscal year. Any impairment losses resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Subsequent impairment losses will be reflected in operating income or loss in the condensed consolidated statements of operations. There have been no changes in the carrying amount of goodwill for the quarter ended March 31, 2002.

Had the Company been accounting for its goodwill according to SFAS 142 for all periods presented, the Company's net loss and loss per share would have been as follows:

    In thousands, except per share data

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2002               2001
                                                       --------           --------
REPORTED NET LOSS                                      $   (851)          $ (1,175)
Add back: Goodwill amortization                              --                576
Add back: Equity-method goodwill amortization                --                105
                                                       --------           --------

ADJUSTED NET LOSS                                      $   (851)          $   (494)
                                                       ========           ========

BASIC AND DILUTED LOSS PER COMMON SHARE
Reported net loss                                      $  (0.04)          $  (0.05)
Add back: Goodwill amortization                              --               0.03
Add back: Equity-method goodwill amortization                --                 --
                                                       --------           --------

Adjusted net loss                                      $  (0.04)          $  (0.02)
                                                       ========           ========

Weighted-average common shares outstanding               22,329             22,414
                                                       ========           ========


Goodwill amortization had no effect on the Company's provision for income taxes for the three months ended March 31, 2001.

[6] ASSET IMPAIRMENT LOSSES

According to SFAS 144, all long-lived assets and intangible assets with definite lives were analyzed on an individual center basis to determine if expected future cash flows would be sufficient to cover annual amortization of such intangible and long-lived assets. The Company will record impairment losses for those centers for which the sum of the expected future cash flows does not cover the carrying value of the assets acquired. No impairment losses were necessary in the quarter ended March 31, 2002.

[7] INCOME TAXES

Income taxes have been provided based upon the Company's anticipated annual effective income tax rate at both the Federal and State levels. Tax benefits relating to the Company's loss are recognized only to the extent that, in the opinion of management, it is more likely than not, that the tax benefits are realizable.

[8] DEBT

The Company did not make the interest payments on the Debentures that were due March 31, 2001, September 30, 2001 and March 31, 2002, each of which failures constitute an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest on the Debentures as of March 31, 2002 is approximately $3.0 million. Since the September 30, 2000 quarter and all the subsequent quarters, the Company has not been in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company was obligated to conduct a Deficiency Offer. Given the Company's cash resources and pending its efforts to restructure its debt, the Company did not make a Deficiency Offer. On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. Such default could permit the acceleration of maturity of the Debentures. Such an event could also give rise to the acceleration of other debt issued by the Company. In addition, the Company's debt to operating cash flow ratio is insufficient under the debt incurrence test thereby limiting its ability to incur additional debt. Due to the defaults and cross defaults, the Debentures have been classified as a current liability since June 30, 2001 for financial statement purposes. See MANAGEMENT'S PLANS under Note 1 for further details.

The Company has failed to pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of March 31, 2002 is approximately $0.7 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity. The Company is seeking a restructuring of certain of its debt obligations and covenants including the Notes. See Note 1, MANAGEMENT'S PLANS for further details.

In addition, under its credit facilities with DVI Financial Services, Inc. ("DVIFS") and DVI Business Credit Corporation ("DVIBC"), (collectively, "DVI"), DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. On August 30, 2001, the Company and DVI entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which DVI agreed to extend certain financial accommodations to the Company and forbear from exercising its rights and remedies against the Company with respect to the existing defaults for a period ended on September 30, 2001 (the "Forbearance Period"). Under the Forbearance Agreement, the Company granted DVI additional collateral in all accounts receivable and a pledge of the Company's equity interests in certain subsidiaries in addition to the collateral already granted for various DVI loans. Unless a further restructuring is completed, the Company will be required to pay DVIFS an amount equal to the difference between the payments actually made and the regular monthly payments that should have been made had the Forbearance Agreement not been entered into (the "Forbearance Amount"). The Forbearance Amount is estimated to be approximately $5.0 million as of March 31, 2002. Since the expiration of the Forbearance Period, DVI has agreed to accept, and has indicated it will continue to accept, reduced payments at a level comparable to that set in the expired Forbearance Agreement (or less than such level) in order to permit the Company to meet its current cash demands. Unless and until the Company can negotiate a comprehensive restructuring of its indebtedness or complete the sale of its assets contemplated by Note 1 MANAGEMENT'S PLANS, it will continue to be substantially dependent on DVI's willingness to provide additional financial accommodations, as to which there can be no assurance.

On March 1, 2002, DVIBC extended the expiration date of the revolving credit loan of $35.0 million from April 1 to June 1, 2002.

[9] EARNINGS PER SHARE

The Company had a net loss for the three months ended March 31, 2002 and March 31, 2001, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods since the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.1 million and 2.1 million shares of the Company's common stock as of March 31, 2002 and March 31, 2001, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of both March 31, 2002 and March 31, 2001; and (iii) unissued restricted stock amounting to 91,800 shares of the Company's common stock as of both March 31, 2002 and March 31, 2001.

[10] SOLD/CLOSED IMAGING CENTERS

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

The Company closed one underperforming imaging center in the first quarter of 2001.

No imaging centers were sold or closed in the first quarter of 2002.

The following is a summary of the gains/losses recognized on the above described sales for the quarter ending March 31, 2001 as well as the gains/losses on the closing of a non-performing imaging center.

       In thousands

                                                                  2001
                                                                 -------
       Net gains on sold imaging centers                         $ 4,498
       Net losses on a closed imaging center                       (135)
                                                                 -------
          Net gain on disposition of subsidiaries                $ 4,363
                                                                 =======


[11]  LITIGATION

RADNET MANAGEMENT II, INC. VS. US DIAGNOSTIC INC. AND MODESTO IMAGING CENTER, INC. - The Company is a Defendant in an action, before the American Arbitration Association, Los Angeles Regional Office. This is an action for breach of representations and warranties in an asset purchase agreement. The claimant alleges the Company failed to disclose that a certain lease agreement had been extended for ten years through the year 2014, rather than terminating in 2004. The claimant seeks approximately $1 million pursuant to the surviving covenants and agreements related to such asset purchase agreement. The matter is currently in discovery and the Company cannot currently determine whether it is liable for such alleged breach or the appropriate amount of the claim if it is determined to be liable. The parties have agreed to a nonbinding mediation which is set for May 21, 2002 in California.

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

[12]  SUBSEQUENT EVENTS

On April 16, 2002, the Company entered into a capital lease agreement with DVIFS for approximately $3.0 million for equipment for a new fee-for-service center. The Company has pledged the stock of MICA Imaging Inc., a subsidiary, as part of this transaction.

On May 2, 2002, the Company received a notice from a hospital limited partner of one of the Company's partnerships that the hospital intends to not renew the partnership which is scheduled to end effective January 31, 2003. The partnership accounted for net revenues of $1.3 million during the year ended December 31, 2001.

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

OVERVIEW AND RECENT DEVELOPMENTS

The Company's financial condition continued to deteriorate during 2001 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions; dispositions of non-core and underperforming assets; and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

The Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continue to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

The Company's shortfall in cash flows has forced it to default on interest payments due in March and September of 2001, as well as the March 2002 payment, on its $21.9 million principal amount of the Debentures aggregating $3.0 million at March 31, 2002, plus interest on the overdue amounts, the repayment at maturity of the Notes aggregating $10.0 million in principal amount plus unpaid interest to the maturity date, as well as defaults on other obligations, judgments and indebtedness. Moreover, in the absence of a comprehensive debt restructuring, the Company is unlikely to have sufficient cash resources to pay additional maturing debt obligations which could give rise to additional defaults. The Company has also committed various financial covenant defaults with respect to the Debentures and failed to conduct an offer to purchase the Debentures as a result of the Company's failure to maintain a consolidated net worth of at least $18.0 million. These defaults permit the Debenture holders to accelerate the maturity of the Debentures, constitute cross defaults under other instruments and limit the Company's ability to obtain other financing. The Company's continued operation has been largely dependent on the willingness of the Senior Lender to reduce its sweeps of the Company's available cash which in part secures the Company's obligations under its credit facilities with the Senior Lender. If the Senior Lender were to terminate its forbearances, the Company would likely be forced to seek immediate protection in bankruptcy.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Senior Lender would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed sale will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid. See Note 1 GOING CONCERN and MANAGEMENT'S PLANS which are incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The most significant of these estimates relate to contractual and bad debt allowances on accounts receivable and other receivables, useful lives of medical equipment, the realizability of long-lived and intangible assets and reserves for litigation contingencies. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include property and equipment, intangible assets, long-lived assets and net revenue.

DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

The Company's Board of Directors approved a restructuring plan in 2000 which allowed for the sale of all or substantially all of its imaging centers. The Company's sales of its imaging centers pursuant to the Plan of Restructuring, were not completed within the one year time period following the approval of the Plan of Restructuring at the annual stockholders' meeting on July 21, 2000. As a result, effective June 30, 2001, the Company is treating as continuing operations its remaining operations that had previously been presented as discontinued operations. The accompanying condensed consolidated financial statements have been reclassified to reflect this change in presentation. Consequently, the Company's operations are no longer differentiated between continuing and discontinued operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001.

Net revenue for the three months ended March 31, 2002 (the "2002 three month period") decreased to $11.3 million, from $17.0 million for the three months ended March 31, 2001 (the "2001 three month period"). The decrease resulted primarily from the sale of the imaging centers that were part of the 2001 three month period. Net revenue relating to those centers that are still in operation as of March 31, 2002 (the "open centers") was $11.4 million for the 2002 three month period compared to $12.3 million for 2001 three month period. The decrease in net revenue of the open centers is related to a 5.7% decrease in scan volume.

General and Administrative ("G&A") expense decreased to $9.3 million during the 2002 three month period, compared to G&A expense of $13.7 million during the 2001 three month period. The decrease from 2001 to 2002 resulted primarily from the sale of the imaging centers that were part of the 2001 three month period. G&A expense relating to the open centers was $9.3 million for the 2002 three month period compared to $10.3 million for the 2001 three month period.

Bad debt expense was $0.4 million during the 2002 three month period compared to $0.8 million during the 2001 three month period. Bad debt expense decreased from 2001 to 2002 resulting primarily from the sale of the imaging centers that were part of the 2001 three month period. Bad debt expense relating to the open centers was $0.4 million for the 2002 three month period compared to $0.5 million for the 2001 three month period.

Depreciation expense was $1.2 million during the 2002 three month period, compared to $2.1 million during the 2001 three month period. Depreciation expense decreased from 2001 to 2002 resulting primarily from the sale of the imaging centers that were part of the 2001 three month period. Depreciation expense relating to the open centers was $1.2 million for the 2002 three month period and $1.7 million for the 2001 three month period. The decrease in depreciation expense of the open centers is related to the write off of property and equipment in 2001 as part of the asset impairment analysis under Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Amortization expense was $34,000 during the 2002 three month period, compared to $0.7 million (for both intangible assets and goodwill) during the 2001 three month period. Amortization expense decreased from 2001 to 2002 resulting primarily from the sale of the imaging centers that were part of the 2001 three month period as well as the adoption of SFAS 142 effective January 1, 2002 which discontinued amortization of goodwill. Amortization expense relating to the open centers was $34,000 for the 2002 three month period compared to $0.7 million for 2001 three month period. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the asset impairment analysis under SFAS 121 in 2001 and the adoption of SFAS 142 effective January 1, 2002.

Interest expense decreased to $1.4 million, during the 2002 three month period, compared to $2.2 million during the 2001 three month period, resulting primarily from reduced debt in connection with the sale of the imaging centers that were part of the 2001 three month period. Interest expense relating to the open centers was $1.4 million for the 2002 three month period compared to $2.1 million for the 2001 three month period. The decrease in interest expense of the open centers is primarily due to reduced debt in connection with the sale of the imaging centers.

During the 2001 three month period, the Company recognized a net gain of $4.5 million on the sale of seven imaging centers and recognized a net loss of approximately $135,000 relating to the closing of one imaging center that was non-performing. There were no imaging center sales or closures during the 2002 three month period.

Minority interest in gain on sale of subsidiaries of $3.3 million in the 2001 three month period was attributable to the sale of majority owned subsidiaries. There were no center sales during the 2002 three month period.

The Company had a basic and diluted loss per share of $0.04 during the 2002 three month period compared to basic and diluted loss per share of $0.05 during the 2001 three month period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had a working capital deficiency of $57.8 million, compared to a working capital deficiency of $57.0 million at December 31, 2001. The increase in the working capital deficiency from 2001 to 2002 is primarily due to an increase in the unpaid interest on the Debentures and the Notes from $3.0 million at December 31, 2001 to $3.7 million at March 31, 2002, which is shown as a current liability. The Company's primary short-term liquidity requirements as of March 31, 2002 include obligations under the Debentures, secured debt and capital leases (including the amounts of principal and interest in default), rent, salaries, other operating expenses (such as unpaid portion of the non-executive employee retention bonuses and payments per executive employment agreements), accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers. See Note 8 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Net cash provided by operating activities during the 2002 three month period was $1.7 million, compared to $7.1 million used in operating activities during the 2001 three month period. The positive cash flow from operations in 2002 in part is due to minimal minority interest (partnership distributions) in the 2002 three month period compared to significant partnership distributions in the 2001 three month period. In 2001, the partnership distributions included a $4.8 million distribution relating to three imaging centers that were sold during the 2001 three month period in addition to the regular distributions of $211,000 during such period. Also, the accounts payable and accrued expenses from December 31, 2001 to March 31, 2002 have increased by $1.5 million while they decreased from December 31, 2000 to March 31, 2001 by $6.2 million as a result of imaging center sales. Furthermore, a $2.4 million gain resulting from a legal settlement was recorded during the first quarter of 2001 which was offset by a $2.1 million loss from another unrelated legal settlement recorded during the same period.

Net cash used in investing activities was $10,000 during the 2002 three month period, compared to net cash provided by investing activities of $11.8 million during the 2001 three month period. During the 2001 three month period, the Company received $11.8 million in net cash proceeds from the sale of imaging centers. The net cash proceeds from the sale of imaging centers in 2001 is net of $1.2 million of sale proceeds used to repay debt not specifically related to the sale of the imaging centers. Equipment purchases were $10,000 during the 2002 three month period, compared to $46,000 during the 2001 three month period.

Net cash used in financing activities was $1.4 million during the 2002 three month period, compared to $4.8 million used in financing activities during the 2001 three month period. Repayments of notes and capital leases totaled $1.4 million during the 2002 three month period, compared to $4.8 million during the 2001 three month period. The Company repaid an aggregate of $1.2 million under its revolving credit loan with DVIBC from proceeds received upon the sale of imaging centers for debt not specifically related to the sold centers during the 2001 three month period.

As of March 31, 2002, the Company has approximately $3.0 million of purchase commitments for capital expenditures for which it either already has, or expects to have financing available.

Based on current estimates, unless the Company can successfully sell remaining imaging centers at favorable prices and terms, obtain additional significant financial resources (which is unlikely), or restructure its debt, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001, September 30, 2001 and March 31, 2002 interest payments on its Debentures. Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Indenture. These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its Notes that matured on June 30, 2001. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

As noted above, the Company remains burdened by a high level of indebtedness to its secured and unsecured lenders and most of this indebtedness has relatively short maturities (or may be current as a result of acceleration or rights to accelerate) which require the Company to devote a significant portion of its cash flows to the amortization of debt and interest payments. The Company also has ongoing significant capital expenditure requirements in order to maintain and modernize its imaging equipment. Furthermore, cost containment by the managed care industry and governmental payors such as Medicare continues to adversely affect pricing levels for medical imaging services. The Company also needs to maintain its corporate infrastructure to operate remaining centers and collect accounts receivable. As a result, the Company's cash flows from operating activities continue to be insufficient to meet the Company's operating needs, scheduled debt repayment obligations and capital expenditure requirements.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001, with its senior lenders and an adhoc committee of Debenture holders. These negotiations continue with respect to the terms of a restructuring plan that would require the Company to commence a voluntary case under Chapter 11 of the Bankruptcy Code and pursuant to which an entity affiliated with or supported by the Senior Lender would acquire substantially all of the Company's operating assets in exchange for a cash payment that would be used to partially repay creditors. In all likelihood, there would be little or no value remaining in the Company for its current stockholders. There can be no assurance that a definitive agreement with respect to the proposed sale will be entered into or whether any such agreement would receive the required approval of the bankruptcy court, nor can there be any assurance as to the amount of funds that will be available to pay the Company's creditors or the particular percentage of each class of creditors' claims that could be repaid.

If these uncertainties cannot be resolved successfully and in a timely manner, the Company could be required to seek a reorganization or liquidation under the federal bankruptcy laws. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below represents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at March 31, 2002. The expected maturity categories take into consideration amortization of principal as currently classified in the condensed consolidated financial statements and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of March 31, 2002.


                                                    Principal Amount Maturing in:
                           ---------------------------------------------------------------------------
                                                                                                          Fair Value
In thousands                 2003       2004       2005       2006       2007     Thereafter    Total     At 3/31/02
                           --------    -------    -------   --------    ------    ----------   -------    ----------
   Interest rate
   sensitive
   liabilities:

   Long-term debt
   adjustable-rate
   borrowings                 7,494         68         75         81        90          598      8,406        8,406
   Average interest rate      6.77%      9.07%      9.07%      9.07%     9.07%        9.07%      7.02%

   Long-term debt
   fixed-rate
   borrowings                44,539      2,485      1,445        844       516          413     50,242       50,242
   Average interest rate      8.89%      9.03%     10.55%     10.27%     9.88%       10.13%      8.99%

   Capitalized lease
   obligations
   fixed-rate
   borrowings                 1,147      1,106      1,499        388       428          728      5,296        5,296
   Average interest rate      9.75%     10.73%     10.57%      9.89%     9.91%        9.93%     10.24%
                           --------    -------    -------   --------    ------     --------    -------     --------

   Total                   $ 53,180    $ 3,659    $ 3,019   $  1,313    $1,034     $  1,739    $63,944     $ 63,944
                           ========    =======    =======   ========    ======     ========    =======     ========

   Weighted-Average
   Interest Rates             8.61%      9.54%     10.52%     10.08%     9.82%        9.68%      8.83%
                              =====      =====     ======     ======     =====        =====      =====


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of March 31, 2002 is approximately $0.7 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.

Also, the Company has not made the interest payments on the Debentures that were due March 31, 2001, September 30, 2001 and March 31, 2002. Because these defaults have remained uncured for 30 days, they could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments. The amount of past due interest on the Debentures as of March 31, 2002 is approximately $3.0 million. The Company is seeking to restructure its indebtedness, including the Notes and is currently engaged in negotiations with its secured and unsecured lenders. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 and Note 8 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Mr. Warren Lichtenstein resigned from the Board of Directors of the Company effective April 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit Number      Description
       --------------      -----------

            3.1 Amended and restated by-laws of US Diagnostic Inc. as amended April 22, 2002.

(b) Reports on Form 8-K

None.

Items 2 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.



Dated: May 20, 2002                    By: /s/ Leon F. Maraist
                                           -------------------------------------
                                           Leon F. Maraist
                                           President and Chief Executive Officer



                                       By: /s/ P. Andrew Shaw
                                           -------------------------------------
                                           P. Andrew Shaw
                                           Executive Vice President and
                                           Chief Financial Officer