Form 10-Q
period 2002-06-30
U S DIAGNOSTIC INC
filed 2002-08-19
CIK 911012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   -----------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to ________________________


                           Commission File No. 1-13392

                               US DIAGNOSTIC INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     11-3164389
---------------------------------                  ----------------------------
  (State or other jurisdiction                              (I.R.S.
of incorporation or organization)                  Employer Identification No.)

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

             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 12, 2002:
  ----------------------------                  -------------------------------
  Common stock, $.01 par value                           22,317,205 shares

                               US DIAGNOSTIC INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These forward-looking statements are based largely on the expectations of US Diagnostic Inc. (the "Company"), and are subject to a number of risks and uncertainties, including but not limited to, the economic, competitive, regulatory and legal factors, collections of accounts receivable, the outcome of the Company's negotiations with its senior and subordinated lenders as more fully discussed below, the effect of a potential Chapter 11 bankruptcy filing in the near future on the Company's business, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to renew or successfully negotiate contracts and/or partnership relationships given its financial condition, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, and other factors discussed elsewhere in this report and in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

In particular, the Company is currently in negotiations with respect to a sale of substantially all of its operating assets to its senior lender or a designee thereof that would require a filing of a voluntary case under Chapter 11 of the Federal Bankruptcy Code in connection with the transaction. Although the Company currently expects that a definitive agreement will be entered into shortly, there can be no assurance that a definitive agreement will be entered into or, if entered into, whether the transaction contemplated thereby will receive necessary approvals, including those of the bankruptcy court; furthermore, at this time, the Company cannot predict with assurance the ultimate amount of net proceeds from the potential transaction nor the amount that any class of creditors would receive therefrom. If this potential transaction is consummated in accordance with terms currently under discussion, the Company believes that there is little likelihood that the Company's equity holders will receive any distribution in respect of their equity interests in the Company. Moreover, if the Company and its senior lender are unable to finalize the contemplated definitive agreement, it is likely that the Company will be required to seek protection under the Federal Bankruptcy Code.

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
Item 1.  Financial Statements
US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


   In thousands, except share data

                                                                                       June 30,         December 31,
                                                                                         2002                2001
                                                                                       ---------        ------------
  ASSETS
  CURRENT ASSETS
      Cash and cash equivalents                                                        $   1,520         $   1,351
      Accounts receivable, net of allowance for bad debts of $14,643 in 2002
        and $16,781 in 2001                                                                8,160             8,872
      Other receivables, net of allowance for bad debts of $660 in 2002 and
        $483 in 2001                                                                         266             1,252
      Prepaid expenses and other current assets                                            1,076               955
                                                                                       ---------         ---------

       TOTAL CURRENT ASSETS                                                               11,022            12,430
  PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
     of $20,999 in 2002 and $18,366 in 2001                                               17,272            17,658

  INTANGIBLE ASSETS, net of accumulated amortization of $1,145 in 2002 and
     $961 in 2001                                                                          1,080             1,014

  GOODWILL, net of accumulated amortization of $4,814 in both 2002 and 2001               15,617            15,617

  OTHER ASSETS                                                                               308               439

  INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES                                2,444             2,467
                                                                                       ---------         ---------

      TOTAL ASSETS                                                                     $  47,743         $  49,625
                                                                                       =========         =========

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES
       Accounts payable                                                                $   5,114         $   5,081
       Accrued expenses                                                                   10,203             9,057
       Subordinated convertible debentures                                                21,981            21,935
       Current portion of long-term debt                                                  30,161            30,552
       Obligations under capital leases - current portion                                  1,779             1,202
       Other current liabilities                                                           1,048             1,618
                                                                                       ---------         ---------

           TOTAL CURRENT LIABILITIES                                                      70,286            69,445

  Long-term debt, net of current portion                                                   6,142             7,210
  Obligations under capital leases, net of current portion                                 5,448             4,410
  Other liabilities                                                                          258               784
                                                                                       ---------         ---------
           TOTAL LIABILITIES                                                              82,134            81,849
                                                                                       ---------         ---------

  MINORITY INTEREST                                                                          473               485
                                                                                       ---------         ---------

  COMMITMENTS AND CONTINGENCIES (Note 11)

  STOCKHOLDERS' DEFICIENCY
     Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued               --                --
     Common stock, $.01 par value; 50,000,000 shares authorized; 22,317,205 shares issued and outstanding at both June 30, 2002 and December 31,
         2001                                                                                223               223
     Additional paid-in capital                                                          147,656           147,656
     Deferred stock-based compensation                                                        --               (18)
     Accumulated deficit                                                                (182,743)         (180,570)
                                                                                       ---------         ---------
          TOTAL STOCKHOLDERS' DEFICIENCY                                                 (34,864)          (32,709)
                                                                                       ---------         ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $  47,743         $  49,625
                                                                                       =========         =========


See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------


    In thousands, except per share data

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                          ---------------------------        -------------------------
                                                             2002             2001             2002             2001
                                                           --------         --------         --------         --------
NET REVENUES                                               $ 11,142         $ 15,402         $ 22,467         $ 32,422
                                                           --------         --------         --------         --------

OPERATING EXPENSES
     General and administrative                               9,106           12,333           18,430           25,982
     Asset impairment losses                                     --           15,519               --           15,519
     Bad debt expense                                           495              542              942            1,337
     Depreciation                                             1,471            1,985            2,642            4,122
     Amortization - amortizable intangible assets               149               54              184              120
     Amortization - goodwill                                     --              505               --            1,186
                                                           --------         --------         --------         --------
       TOTAL OPERATING EXPENSES                              11,221           30,938           22,198           48,266
                                                           --------         --------         --------         --------

INCOME (LOSS) FROM OPERATIONS                                   (79)         (15,536)             269          (15,844)
                                                           --------         --------         --------         --------

OTHER INCOME (EXPENSE)
     Net gain (loss) on disposition of subsidiaries             (24)           4,599              (24)           8,962
     Interest expense                                        (1,450)          (1,959)          (2,847)          (4,165)
     Interest and other income                                  369              285              721              573
                                                           --------         --------         --------         --------
       TOTAL OTHER INCOME (EXPENSE)                          (1,105)           2,925           (2,150)           5,370
                                                           --------         --------         --------         --------

Loss before minority interest, provision (benefit)
  for income taxes and extraordinary gain                    (1,184)         (12,611)          (1,881)         (10,474)
                                                           --------         --------         --------         --------


MINORITY INTEREST:
    Minority interest in gain on sale of subsidiaries            --               --               --            3,258
    Minority interest in income (loss) of subsidiaries           59              142              133              (48)
                                                           --------         --------         --------         --------
        TOTAL MINORITY INTEREST                                  59              142              133            3,210
                                                           --------         --------         --------         --------

Loss before provision (benefit) for income taxes
    and extraordinary gain                                   (1,243)         (12,753)          (2,014)         (13,684)

Provision (benefit) for income taxes                             79              (16)             159              227
                                                           --------         --------         --------         --------

Loss before extraordinary gain                               (1,322)         (12,737)          (2,173)         (13,911)

EXTRAORDINARY GAIN, NET OF TAXES                                 --              464               --              464
                                                           --------         --------         --------         --------

NET LOSS                                                   $ (1,322)        $(12,273)        $ (2,173)        $(13,447)
                                                           ========         ========         ========         ========



US DIAGNOSTIC INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED) (CONCLUDED)
-------------------------------------------------------------------------------

    In thousands, except per share data

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                          ---------------------------        -------------------------
                                                             2002             2001             2002             2001
                                                           --------         --------         --------         --------
BASIC AND DILUTED LOSS PER COMMON SHARE
Loss before extraordinary gain                             $  (0.06)        $  (0.57)        $  (0.10)        $  (0.62)
Extraordinary gain                                               --             0.02               --             0.02
                                                           --------         --------         --------         --------
Net loss                                                   $  (0.06)        $  (0.55)        $  (0.10)        $  (0.60)
                                                           ========         ========         ========         ========


Weighted-average common shares outstanding                   22,329           22,322           22,329           22,369
                                                           ========         ========         ========         ========









See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY FOR THE SIX
MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


In thousands

                                                                        Additional                                       Total
                                            Common         Common         Paid-in       Deferred       Accumulated    Stockholders'
                                            Shares          Stock         Capital     Compensation       Deficit       Deficiency
                                           ---------      ---------     ----------    ------------     -----------    -------------
BALANCE - JANUARY 1, 2002                     22,317      $     223      $ 147,656      $     (18)      $(180,570)      $ (32,709)

Amortization of deferred compensation             --             --             --             18              --              18

Net loss                                          --             --             --             --          (2,173)         (2,173)
                                           ---------      ---------      ---------      ---------       ---------       ---------

BALANCE - JUNE 30, 2002                       22,317      $     223      $ 147,656      $      --       $(182,743)      $ (34,864)
                                           =========      =========      =========      =========       =========       =========






See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED) (CONTINUED)
--------------------------------------------------------------------------------

In thousands, except supplemental schedule of non-cash activities


                                                                                 Six Months Ended June 30,
                                                                                ---------------------------
                                                                                 2002                2001
                                                                                --------           --------
OPERATING ACTIVITIES
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       $  2,187           $ (7,429)
                                                                                --------           --------

INVESTING ACTIVITIES
      Purchases of equipment                                                         (60)              (172)
      Proceeds from the sale of imaging centers, net of
          cash retained by purchasers                                                 --             14,661
      Proceeds from dispositions of property and equipment                           164                310
                                                                                --------           --------

      NET CASH - PROVIDED BY INVESTING ACTIVITIES                                    104             14,799
                                                                                --------           --------

FINANCING ACTIVITIES
      Proceeds from borrowings                                                       558                 --
      Repayments of notes payable and obligations under capital leases            (2,680)            (9,363)
                                                                                --------           --------

      NET CASH - USED IN FINANCING ACTIVITIES                                     (2,122)            (9,363)
                                                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 169             (1,993)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    1,351              4,458
                                                                                --------           --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  1,520           $  2,465
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:

      Interest                                                                  $    896           $  2,642
                                                                                ========           ========
      Income taxes                                                              $    329           $    343
                                                                                ========           ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Borrowings under capitalized leases were $2.5 million during the six months ended June 30, 2002. There were no borrowings under capitalized leases during the six months ended June 30, 2001.

There were no center sales during the six months ended June 30, 2002, although the Company recognized a $56,000 gain from an imaging center that was sold in 2001. During the six months ended June 30, 2001, debt and capital lease obligations decreased by $11.2 million and net property and equipment decreased by $9.0 million as a result of the sale of imaging centers. The Company also wrote-off net intangibles of $7.9 million as a result of the sale of imaging centers during the six months ended June 30, 2001, and retired 100,000 shares as part of the sale of a subsidiary during the six months ended June 30, 2001. The Company used $4.8 million of sales proceeds to repay debt not specifically related to the sold centers during the six months ended June 30, 2001.

During the six months ended June 30, 2002, the Company accrued $80,000 for potential expenses due to the closing of a non-performing imaging center. During the six months ended June 30, 2001, the Company wrote-off net intangibles of $0.3 million and net property and equipment of $0.7 million as a result of the closing of non-performing imaging centers.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED) (CONCLUDED)
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(CONTINUED):

During the six months ended June 30, 2002, the Company reclassified $250,000 from land to use rights, an amortizable intangible asset. The Company determined that $250,000 that had been previously recorded as land was in fact a right to use land associated with a partnership at an existing center.

During the six months ended June 30, 2002, the Company received a $0.3 million credit towards the financing of a new capital lease related to the settlement of a class action lawsuit in which the Company was a plaintiff.

During the six months ended June 30, 2002, the Company wrote-off $0.2 million of net property and equipment pursuant to the adjustment of a capital lease.

During the six months ended 2001, the Company wrote-off net property and equipment of $4.8 million and net intangibles of $10.7 million as a result of asset impairments.

During the six months ended 2001, the Company wrote-off net property and equipment of $1.7 million and debt and capital lease obligations of $2.4 million as a result of early debt extinguishment.

The Company issued 4,800 shares of restricted stock during the six months ended June 30, 2001.






See Notes to Condensed Consolidated Financial Statements.

US DIAGNOSTIC INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

[1] BASIS OF PRESENTATION

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements as of June 30, 2002, include the accounts of US Diagnostic Inc., its wholly-owned subsidiaries and non-wholly-owned but controlled subsidiaries (collectively, the "Company"), and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information related to the Company's organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (consisting only of normal and recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented and the disclosures herein are adequate to make the information presented not misleading. Operating results for interim periods are not necessarily indicative of the results that can be expected for a full year.

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

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001. Capitalized terms not defined in this report have the respective meanings set forth in the Company's Form 10-K for the year ended December 31, 2001.

In order to maintain consistency and comparability between the periods presented, certain amounts have been reclassified from the previously issued financial statements in order to conform with the financial statement presentation of the current period.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced significant net losses since 1995 and as of June 30, 2002 had an accumulated deficit of approximately $182.7 million. Based on current estimates, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001, September 30, 2001 and March 31, 2002 interest payments on its 9% Subordinated Convertible Debentures due 2003 (the "Debentures"). Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Debenture Indenture ("Indenture"). These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its 6 1/2% Convertible Notes that matured on June 30, 2001 (the "Notes"). This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in "Management's Plans" below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANAGEMENT'S PLANS

The Company's financial condition continued to deteriorate during 2002 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions; dispositions of non-core and underperforming assets; and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

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

The Company is currently in negotiations with respect to a sale of substantially all of its operating assets to its senior lender or a designee thereof that would require the filing of a voluntary case under Chapter 11 of the Federal Bankruptcy Code in connection with the transaction. Although the Company expects that a definitive agreement will be entered into shortly, there can be no assurance that a definitive agreement will be entered into or, if entered into, whether the transaction contemplated thereby will receive necessary approvals, including those of the bankruptcy court; furthermore, at this time, the Company cannot predict with assurance the ultimate amount of net proceeds from the potential transaction nor the amount that any class of creditors would receive therefrom. If the potential transaction is consummated in accordance with the terms currently under discussion, the Company believes that there is little likelihood that the Company's current equity holders will receive any distribution in respect of their equity interests in the Company.


Moreover, if these negotiations cannot be resolved successfully, the Company would be required to pursue other options, which could include voluntarily seeking a reorganization or liquidation in bankruptcy, or its creditors could file an involuntary bankruptcy petition against the Company under the federal bankruptcy laws.

RECENT ACCOUNTING PRONOUNCEMENTS - The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company completed its evaluation of SFAS 142 during the second quarter of 2002. The adoption of SFAS 142 did not have any effect on the Company's financial statements. See Note 4 for a reconciliation of net loss and net loss per share as adjusted for the provisions of SFAS 142.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company has not yet completed its evaluation of the effect of adopting this statement.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has not yet completed its evaluation of the effect of adopting this statement.

[2] PROPERTY AND EQUIPMENT

A summary of the property and equipment is as follows:

                                                       June 30,     December 31,
In thousands                                            2002           2001
                                                      --------      -----------

Land                                                  $    750       $  1,125
Buildings                                                1,528          1,528
Medical equipment                                       23,613         20,996
Furniture and fixtures                                   1,242          1,245
Office, data processing equipment and software           7,091          7,102
Leasehold improvements                                   4,047          4,028
                                                      --------       --------
  Total                                                 38,271         36,024

Less:  accumulated depreciation and amortization       (20,999)       (18,366)
                                                      --------       --------

    Property and equipment, net                       $ 17,272       $ 17,658
                                                      ========       ========

Included in property and equipment is equipment under capital leases amounting to $11.0 million and $8.5 million at June 30, 2002 and December 31, 2001, respectively. Accumulated depreciation for equipment under capital leases was $2.1 million and $1.9 million as of June 30, 2002 and December 31, 2001, respectively.

Depreciation expense amounted to $1.5 million and $2.6 million during the three and six months ended June 30, 2002, respectively, of which $0.2 million and $0.4 million, respectively, was attributed to equipment under capital leases. Depreciation expense amounted to $2.0 million and $4.1 million during the three and six months ended June 30, 2001, respectively, of which $0.6 million and $1.1 million, respectively, was attributed to equipment under capital leases.

[3] INTANGIBLE ASSETS

A summary of amortizable intangible assets is as follows:

  In thousands

                                            As of June 30, 2002             As of December 31, 2001
                                     -------------------------------    ------------------------------
                                     Gross Carrying    Accumulated      Gross Carrying    Accumulated
                                         Amount        Amortization         Amount       Amortization
                                     --------------    ------------     --------------   ------------
Amortizable intangible assets:

Covenants not to compete                $   775          $  (575)          $   775          $  (550)
Customer lists                            1,193             (563)            1,193             (404)
Use rights                                  250               --                --               --
Other intangibles                             7               (7)                7               (7)
                                        -------          -------           -------          -------

Total                                   $ 2,225          $(1,145)          $ 1,975          $  (961)
                                        =======          =======           =======          =======


Aggregate amortization expense related to amortizable intangible assets was $149,000 and $54,000 for the three months ended June 30, 2002 and 2001, respectively. Aggregate amortization expense related to amortizable intangible assets was $184,000 and $120,000 for the six months ended June 30, 2002 and 2001, respectively. The 2002 figures include $111,000 relating to the write-off of the remaining balance of a customer list at one center.

Estimated amortization expense of amortizable intangible assets for each of the five succeeding fiscal years is as follows:

                In thousands

                Estimated Amortization Expense
                ------------------------------
                For the year ended 6/30/2003                          $  236
                For the year ended 6/30/2004                             236
                For the year ended 6/30/2005                             236
                For the year ended 6/30/2006                             236
                For the year ended 6/30/2007                              92
                                                                     -------

                Total                                                $ 1,036
                                                                     =======

All of the Company's intangible assets are subject to amortization.

During the quarter ended June 30, 2002, the Company determined that $250,000 that had been previously recorded as land was in fact a right to use land associated with a partnership at an existing center. Therefore, it has been reflected as an intangible asset which will be amortized over the remaining term of the partnership.

[4] GOODWILL

Goodwill consists of the cost of purchased businesses in excess of the fair value of net assets acquired. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed the initial step of the transitional impairment test in the second quarter of 2002 as required by SFAS 142 and determined that there was no impairment relating to the goodwill of the Company's imaging centers. There have been no changes in the carrying amounts of goodwill for the three months and six months ended June 30, 2002.

Had the Company been accounting for its goodwill according to SFAS 142 for all periods presented, the Company's adjusted net loss and loss per share would have been as follows:

    In thousands, except per share data

                                           Three Months Ended June 30,             Six Months Ended June 30,
                                           ---------------------------           -----------------------------
                                              2002              2001                2002                2001
                                           --------           --------           ----------           --------
REPORTED NET LOSS                          $ (1,322)          $(12,273)          $   (2,173)          $(13,447)
Add back: Goodwill amortization                  --                400                   --                977
Add back: Equity-method goodwill
   amortization                                  --                105                   --                209
                                           --------           --------           ----------           --------

ADJUSTED NET LOSS                          $ (1,322)          $(11,768)          $   (2,173)          $(12,261)
                                           ========           ========           ==========           ========

BASIC AND DILUTED LOSS PER COMMON
   SHARE
Reported loss per share                    $  (0.06)          $  (0.55)          $    (0.10)         $   (0.60)
Add back: Goodwill amortization                  --               0.02                   --               0.04
Add back: Equity-method goodwill
   amortization                                  --                 --                   --               0.01
                                           --------           --------           ----------           --------

Adjusted loss per share                    $  (0.06)          $  (0.53)          $    (0.10)          $  (0.55)
                                           ========           ========           ==========           ========

Weighted-average common shares
   outstanding                               22,329             22,322               22,329             22,369
                                           ========           ========           ==========           ========

Goodwill amortization had no effect on the Company's provision for income taxes for the three months and six months ended June 30, 2001.

[5] ASSET IMPAIRMENT LOSSES

An impairment of $15.5 million was recorded in the quarter ended June 30, 2001 which resulted from the write-off of net intangible assets of $10.7 million and net property and equipment of $4.8 million.

[6] INCOME TAXES

Income taxes have been provided based upon the Company's anticipated annual effective income tax rate at both the Federal and State levels. Tax benefits relating to the Company's loss are recognized only to the extent that, in the opinion of management, it is more likely than not, that the tax benefits are realizable.

[7] DEBT

The Company did not make the interest payments on the Debentures that were due March 31, 2001, September 30, 2001 and March 31, 2002; each of which failures constitutes an event of default under the Indenture and could give rise to an acceleration of the maturity of the Debentures. A default on the

Debentures could also allow other debt holders to accelerate the maturity of their debt instruments. The amount of past due interest on the Debentures as of June 30, 2002 is approximately $3.5 million. Since the September 30, 2000 quarter and all the subsequent quarters, the Company has not been in compliance with the consolidated net worth covenant under the Indenture; as a result, the Company was obligated to conduct a Deficiency Offer. Given the Company's cash resources and pending its efforts to restructure its debt, the Company did not make a Deficiency Offer. On May 1, 2001, the Company received a default notice from the Trustee for the Indenture regarding certain technical defaults and the failure to make a Deficiency Offer. Such default could permit the acceleration of maturity of the Debentures. Such an event could also give rise to the acceleration of other debt issued by the Company. In addition, the Company's debt to operating cash flow ratio is insufficient under the debt incurrence test thereby limiting its ability to incur additional debt. Due to the defaults and cross defaults, the Debentures have been classified as a current liability for financial statement purposes. See Note 1, MANAGEMENT'S PLANS for further details.

The Company failed to pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of June 30, 2002 is approximately $0.8 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity. See Note 1, MANAGEMENT'S PLANS for further details.

In addition, under its credit facilities with DVI Financial Services, Inc. ("DVIFS") and DVI Business Credit Corporation ("DVIBC"), (collectively, "DVI"), DVI has the right to sweep specified amounts of the Company's cash deposits and apply such amounts to the payment of interest and principal outstanding under those facilities. On August 30, 2001, the Company and DVI entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which DVI agreed to extend certain financial accommodations to the Company and forbear from exercising its rights and remedies against the Company with respect to the existing defaults for a period ended on September 30, 2001 (the "Forbearance Period"). Under the Forbearance Agreement, the Company granted DVI additional collateral in all accounts receivable and a pledge of the Company's equity interests in certain subsidiaries in addition to the collateral already granted for various DVI loans. Unless a further restructuring is completed, the Company will be required to pay DVIFS an amount equal to the difference between the payments actually made and the regular monthly payments that should have been made had the Forbearance Agreement not been entered into (the "Forbearance Amount"). The Forbearance Amount is estimated to be approximately $6.6 million as of June 30, 2002. Since the expiration of the Forbearance Period, DVI has agreed to accept, and has indicated it will continue to accept, reduced payments at a level comparable to that set in the expired Forbearance Agreement (or less than such level) in order to permit the Company to meet its current cash demands. Unless and until the Company can complete the sale of its assets contemplated by Note 1 MANAGEMENT'S PLANS, or some other financial restructuring through a bankruptcy filing or otherwise, the Company expects that it will continue to be substantially dependent on DVI's willingness to provide additional financial accommodations, as to which there can be no assurance.


During the second quarter of 2002, DVIFS applied $460,000 as payment against certain of its notes through additional borrowings under the DVIBC line of credit.

On May 31, 2002, DVIBC extended the expiration date of the revolving credit loan of $35.0 million from June 1 to August 30, 2002.

[8] EARNINGS PER SHARE

The Company had a loss before extraordinary gain for the three months ended June 30, 2002 and June 30, 2001, and for the six months ended June 30, 2002 and June 30, 2001, and all potentially dilutive securities were excluded from the computations of basic and diluted earnings per share during such periods because the effect would be anti-dilutive. Such potentially dilutive securities consist of the following: (i) unexercised stock options and warrants to purchase 1.1 million and 1.8 million shares of the Company's common stock as of June 30, 2002 and June 30, 2001, respectively; (ii) 3.6 million shares of the Company's common stock issuable upon conversion of convertible debt as of both June 30, 2002 and June 30, 2001; and (iii) unissued restricted stock amounting to 91,800 shares of the Company's common stock as of both June 30, 2002 and June 30, 2001.

[9] SOLD/CLOSED IMAGING CENTERS

There were no imaging center sales during the second quarter of 2002 but the Company closed one underperforming imaging center during that period.

On May 9, 2001, the Company sold the assets of an imaging center for $8.0 million, consisting of $6.4 million cash, $1.0 million of contingent consideration subject to certain conditions and targets being met, and the assumption by the purchaser of debt and other obligations amounting to $0.6 million. As a result of the sale, the Company also repaid $1.8 million on a revolving credit loan with DVIBC and $1.0 million on the DVIFS Repurchase Facility. DVIFS was granted a security interest in the contingent consideration. As of December 31, 2001, the Company had earned approximately $0.6 million because the projected net collections from this sold imaging center had fallen below the stipulated amount per the terms of the sale. In June 2002, the Company increased the gain on sale by $56,000 to reflect actual net collections at the end of the target period. Also, the Company recognized $656,000 of legal settlement expense in connection with an unresolved claim in litigation. See
Note 11 for further details.

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

The following is a summary of the gains/losses recognized on the above described sales for the three and six months ended June 30, 2002 and 2001 as well as the losses on the closing of non-performing imaging centers.

    In thousands

                                                          Three Months Ended June 30           Six Months Ended June 30
                                                           -------------------------           -------------------------
                                                             2002             2001              2002              2001
                                                           -------           -------           -------           -------
Net gains on sold imaging centers                          $    56           $ 5,172           $    56           $ 9,671
Net losses on closed imaging centers                           (80)             (573)              (80)             (709)
                                                           -------           -------           -------           -------

   Net gain (loss) on disposition of subsidiaries          $   (24)          $ 4,599           $   (24)          $ 8,962
                                                           =======           =======           =======           =======


[10] EXTRAORDINARY GAIN

In May 2001, the Company assigned and transferred its rights and interests in equipment of a center that was closed since February 2000, to a third-party which in turn assumed the corresponding obligations. The Company recorded a $0.5 million gain on early extinguishment of debt, net of $0.2 million of income taxes during the three and six months ended June 30, 2001.

[11]  LITIGATION

RADNET MANAGEMENT II, INC. VS. US DIAGNOSTIC INC. AND MODESTO IMAGING CENTER, INC. - The Company is a Defendant in an action for breach of representations and warranties in an asset purchase agreement. The claimant alleges the Company failed to disclose that a certain lease agreement had been extended for ten years through the year 2014, rather than terminating in 2004. The claimant seeks approximately $1 million pursuant to the surviving covenants and agreements related to such asset purchase agreement. The matter is currently in discovery and the Company cannot currently determine whether it is liable for such alleged breach or the appropriate amount of the claim if it is determined to be liable. The parties attempted settlement unsuccessfully during a nonbinding mediation in May 2002. See Note 9 for further details.

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

[12] SUBSEQUENT EVENT

In July 2002, DVIFS applied $0.9 million as payment against certain of its notes through additional borrowings under the DVIBC line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Certain matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the economic, competitive, regulatory and legal factors, collections of accounts receivable, the outcome of the Company's negotiations with its senior and subordinated lenders as more fully discussed below, the effect of a potential Chapter 11 bankruptcy filing in the near future on the Company's business, available financing or available refinancing for or restructuring of existing debt, cash flow and working capital availability, the ability of the Company to renew or successfully negotiate contracts and/or partnership relationships given its financial condition, the ability of the Company to reduce its overhead, the impact of any actions taken by debt holders as a result of defaults by the Company under its debt instruments, and other factors discussed elsewhere in this report and in other documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

In particular, the Company is currently in negotiations with respect to a sale of substantially all of its operating assets to its senior lender or a designee thereof that would require a filing of a voluntary case under Chapter 11 of the Federal Bankruptcy Code in connection with the transaction. Although the Company currently expects that a definitive agreement will be entered into shortly, there can be no assurance that a definitive agreement will be entered into or, if entered into, whether the transaction contemplated thereby will receive necessary approvals, including those of the bankruptcy court; furthermore, at this time, the Company cannot predict with assurance the ultimate amount of net proceeds from the potential transaction nor the amount that any class of creditors would receive therefrom. If this potential transaction is consummated in accordance with terms currently under discussion, the Company believes that there is little likelihood that the Company's equity holders will receive any distribution in respect of their equity interests in the Company. Moreover, if the Company and its senior lender are unable to finalize the contemplated definitive agreement, it is likely that the Company will be required to seek protection under the Federal Bankruptcy Code.


OVERVIEW AND RECENT DEVELOPMENTS

The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein and the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for an interim period may not give a true indication of results for the year. Capitalized terms used but not defined herein have the respective meanings set forth in the Company's 2001 Form 10-K.

The Company's financial condition continued to deteriorate during 2002 despite the Company's efforts, begun in 1997, to improve operating results, cash flows and capitalization through overhead reductions; dispositions of non-core and underperforming assets; and the sale of 36 medical diagnostic imaging centers under a plan of restructuring that was adopted in 2000. The plan of restructuring was suspended during 2001 because the Company determined that it would not be able to obtain acceptable prices for its remaining imaging centers due in part to industry and general economic conditions.

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

The Company's shortfall in cash flows has forced it to default on interest payments due in March and September of 2001, as well as the March 2002 payment, on its $22.0 million principal amount of the Debentures aggregating $3.5 million at June 30, 2002, plus interest on the overdue amounts, the repayment at maturity of the Notes aggregating $10.0 million in principal amount plus unpaid interest to the maturity date, as well as defaults on other obligations, judgments and indebtedness. Based on current projections, the Company is unlikely to have sufficient cash resources to pay additional maturing debt obligations which could give rise to additional defaults. The Company has also committed various financial covenant defaults with respect to the Debentures and failed to conduct an offer to purchase the Debentures as a result of the Company's failure to maintain a consolidated net worth of at least $18.0 million. These defaults permit the Debenture holders to accelerate the maturity of the Debentures, constitute cross defaults under other instruments and limit the Company's ability to obtain other financing. The Company's continued operation has been largely dependent on the willingness of its primary senior secured lender to reduce its sweeps of the Company's available cash which in part secures the Company's obligations under its credit facilities with the senior lender. If the senior lender were to terminate its forbearances, the Company would likely be forced to seek immediate protection in bankruptcy.

In light of its financial condition, the Company, assisted by its financial and legal advisors, commenced negotiations during 2001 with its senior lenders and an adhoc committee of Debenture holders regarding restructuring its debt. The Company is currently in negotiations with respect to a sale of substantially all of its operating assets to its senior lender or a designee thereof that would require the filing of a voluntary case under Chapter 11 of the Federal Bankruptcy Code in connection with the transaction. Although the Company expects that a definitive agreement will be entered into shortly, there can be no assurance that a definitive agreement will be entered into or, if entered into, whether the transaction contemplated thereby will receive necessary approvals, including those of the bankruptcy court; furthermore, at this time, the Company cannot predict with assurance the ultimate amount of net proceeds from the potential transaction nor the amount that any class of creditors would receive therefrom. If the potential transaction is consummated in accordance with the terms currently under discussion, the Company believes that there is little likelihood that the Company's current equity holders will receive any distribution in respect of their equity interests in the Company. Moreover, if the Company and its senior lender are unable to finalize the contemplated definitive agreement, it is likely that the Company will be required to seek protection under the Federal Bankruptcy Code. See Note 1 GOING CONCERN and MANAGEMENT'S PLANS which are incorporated herein by reference.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001.

Net revenue for the three months ended June 30, 2002 (the "2002 three month period") decreased to $11.1 million, from $15.4 million for the three months ended June 30, 2001 (the "2001 three month period"). The decrease resulted primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or a portion thereof. Net revenue relating to those centers that were still in operation as of June 30, 2002 (the "open centers") was $11.1 million for the 2002 three month period compared to $12.6 million for 2001 three month period. The decrease in net revenue of the open centers is related to a 4.9% decrease in scan volume and a loss of $250,000 of other revenue associated with providing management services.

General and Administrative ("G&A") expense decreased to $9.1 million during the 2002 three month period, compared to G&A expense of $12.3 million during the 2001 three month period. The decrease from 2001 to 2002 resulted primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or a portion thereof. In addition, the Company recognized $656,000 of legal settlement expense in connection with an unresolved claim in litigation (see Note 9 to Condensed Consolidated Financial Statements which is incorporated herein by reference). G&A expense relating to the open centers was $8.3 million for the 2002 three month period compared to $10.9 million for the 2001 three month period. The decrease in G&A expense of open centers is related in part to a $1.4 million decrease in salaries and benefits due to a reduction in the number of employees as well as a decrease in the use of temporary labor and outsourced services from 2001 to 2002. Furthermore, legal and consulting fees decreased by $0.3 million from 2001 to 2002.

Asset impairment losses were $15.5 million during the 2001 three month period. The Company recorded impairment losses for those centers for which the sum of the expected future cash flows did not cover the carrying value of the long-lived assets. There were no asset impairment losses during the 2002 three month period. Asset impairment losses relating to the open centers were $14.0 million for the 2001 three month period.

Bad debt expense was $0.5 million for both the 2002 and 2001 three month periods. Bad debt expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or a portion thereof, but was partially offset by increase in bad debt expense of the open centers. Bad debt expense relating to the open centers was $0.7 million for the 2002 three month period compared to $0.4 million for the 2001 three month period. Management increased bad debt reserves because of a concern that collection efforts may be more difficult if the Company's financial condition deteriorates further or if it enters bankruptcy.

Depreciation expense was $1.5 million during the 2002 three month period, compared to $2.0 million during the 2001 three month period. Depreciation expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or a portion thereof. Depreciation expense relating to the open centers was $1.5 million for the 2002 three month period and $1.6 million for the 2001 three month period. The decrease in depreciation expense of the open centers is related to the asset impairment write-off of property and equipment in 2001 as part of the Company's asset impairment analysis. Furthermore, this decrease in depreciation expense of open centers in 2002 was offset in part by an increase in depreciation expense due to a reduction of the estimated useful lives of some assets associated with capital leases.

Amortization expense was $149,000 during the 2002 three month period, compared to approximately $559,000 (for both intangible assets and goodwill) during the 2001 three month period. Amortization expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or a portion thereof, the write off of intangibles as part of the Company's asset impairment analysis in 2001 as well as the adoption of SFAS 142 effective January 1, 2002 which discontinued amortization of goodwill. Amortization expense relating to the open centers was $149,000 for the 2002 three month period compared to approximately $551,000 for 2001 three month period. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the Company's asset impairment analysis in 2001 and the adoption of SFAS 142 effective January 1, 2002.

Interest expense decreased to $1.5 million, during the 2002 three month period, compared to $2.0 million during the 2001 three month period, resulting primarily from reduced debt in connection with the sale of imaging centers that were still owned or operated by the Company during the 2001 three month period or portion thereof. Interest expense relating to the open centers was $1.5 million for the 2002 three month period compared to $1.9 million for the 2001 three month period. The decrease in interest expense of the open centers is primarily due to reduced debt in connection with the sale of the imaging centers.

During the 2002 three month period, the Company recognized a net gain of $56,000 on a previously sold imaging center (see Note 9 to Condensed Consolidated Financial Statements which is incorporated herein by reference) and recognized a net loss of approximately $80,000 relating to the closing of one imaging center that was non-performing. During the 2001 three month period, the Company recognized a net gain of $5.2 million on the sale of three imaging centers and recognized a net loss of $0.6 million relating to the closing of one imaging center that was non-performing.

The Company recorded an extraordinary gain net of taxes of $0.5 million during the 2001 three month period for gain on early extinguishment of debt. See Note 10 to Condensed Consolidated Financial Statements which is incorporated herein by reference.

The Company had a basic and diluted loss per share of $0.06 during the 2002 three month period compared to basic and diluted loss per share of $0.55 during the 2001 three month period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001.

Net revenue for the six months ended June 30, 2002 (the "2002 six month period") decreased to $22.5 million, from $32.4 million for the six months ended June 30, 2001 (the "2001 six month period"). The decrease resulted primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof. Net revenue relating to those centers that were still in operation as of June 30, 2002 (the "open centers") was $22.4 million for the 2002 six month period compared to $24.7 million for 2001 six month period. The decrease in net revenue of the open centers is related to a 5.3% decrease in scan volume and a loss of $1.3 million of other revenue associated with providing management services.

G&A expense decreased to $18.4 million during the 2002 six month period, compared to G&A expense of $26.0 million during the 2001 six month period. The decrease from 2001 to 2002 resulted primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof. In addition, the Company recognized $656,000 of legal settlement expense in connection with an unresolved claim in litigation (see Note 9 to Condensed Consolidated Financial Statements which is incorporated herein by reference). G&A expense relating to the open centers was $17.5 million for the 2002 six month period compared to $21.0 million for the 2001 six month period. The decrease in G&A expense of open centers is related in part to a $2.2 million decrease in salaries and benefits due to a reduction in the number of employees as well as a decrease in the use of temporary labor and outsourced services from 2001 to 2002. Furthermore, legal and consulting fees decreased by $0.6 million from 2001 to 2002.

Asset impairment losses were $15.5 million during the 2001 six month period. The Company recorded impairment losses for those centers for which the sum of the expected future cash flows did not cover the carrying value of the long-lived assets. There were no asset impairment losses during the 2002 six month period. Asset impairment losses relating to the open centers were $14.0 million for the 2001 six month period.

Bad debt expense was $0.9 million during the 2002 six month period compared to $1.3 million during the 2001 six month period. Bad debt expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof, but was partially offset by increase in bad debt expense on the open centers. Bad debt expense relating to the open centers was $1.6 million for the 2002 six month period compared to $0.9 million for the 2001 six month period. Management increased bad debt reserves because of a concern that collection efforts may be more difficult if the Company's financial condition deteriorates further or if it enters bankruptcy.

Depreciation expense was $2.6 million during the 2002 six month period, compared to $4.1 million during the 2001 six month period. Depreciation expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof. Depreciation expense relating to the open centers was $2.6 million for the 2002 six month period and $3.3 million for the 2001 six month period. The decrease in depreciation expense of the open centers is related to the asset impairment write-off of property and equipment in 2001 as part of the Company's asset impairment analysis. Furthermore, this decrease in depreciation expense of open centers in 2002 was offset in part by an increase in depreciation expense due to a reduction of the estimated useful lives of some assets associated with capital leases.

Amortization expense was $184,000 during the 2002 six month period, compared to $1.3 million (for both intangible assets and goodwill) during the 2001 six month period. Amortization expense decreased from 2001 to 2002 resulting primarily from the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof, the write off of intangibles as part of the Company's asset impairment analysis in 2001 as well as the adoption of SFAS 142 effective January 1, 2002 which discontinued amortization of goodwill. Amortization expense relating to the open centers was $184,000 for the 2002 six month period compared to $1.3 million for 2001 six month period. The decrease in amortization expense of the open centers is related to the write off of intangibles as part of the Company's asset impairment analysis in 2001 and the adoption of SFAS 142 effective January 1, 2002.

Interest expense decreased to $2.8 million, during the 2002 six month period, compared to $4.2 million during the 2001 six month period, resulting primarily from reduced debt in connection with the sale of imaging centers that were still owned or operated by the Company during the 2001 six month period or a portion thereof. Interest expense relating to the open centers was $2.8 million for the 2002 six month period compared to $4.0 million for the 2001 six month period. The decrease in interest expense of the open centers is primarily due to reduced debt in connection with the sale of the imaging centers.

During the 2002 six month period, the Company recognized a net gain of $56,000 on a previously sold imaging center (see Note 9 to Condensed Consolidated Financial Statements which is incorporated herein by reference) and recognized a net loss of approximately $80,000 relating to the closing of one imaging center that was non-performing. During the 2001 six month period, the Company recognized a net gain of $9.7 million on the sale of 10 imaging centers and recognized a net loss of $0.7 million relating to the closing of two imaging centers that were non-performing.

Minority interest in gain on sale of subsidiaries of $3.3 million in the 2001 six month period was attributable to the sale of majority owned subsidiaries. There were no imaging center sales during the 2002 six month period.

The Company recorded an extraordinary gain net of taxes of $0.5 million during the 2001 six month period for gain on early extinguishment of debt. See Note 10 to the Condensed Consolidated Financial Statements which is incorporated herein by reference.

The Company had a basic and diluted loss per share of $0.10 during the 2002 six month period compared to basic and diluted loss per share of $0.60 during the 2001 six month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had a working capital deficiency of $59.3 million, compared to a working capital deficiency of $57.0 million at December 31, 2001. The increase in the working capital deficiency from 2001 to 2002 is primarily due to an increase in the unpaid interest on the Debentures and the Notes from $3.0 million at December 31, 2001 to $4.3 million at June 30, 2002, which is shown as a current liability. The Company's primary short-term liquidity requirements as of June 30, 2002 include obligations under the Debentures, the Notes, secured debt and capital leases (including the amounts of principal and interest in default), rent, salaries, other operating expenses (such as legal fees), accounts payable, other current liabilities and capital expenditures related to the replacement and enhancement of existing imaging equipment and imaging centers. See Note 7 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Net cash provided by operating activities during the 2002 six month period was $2.2 million, compared to $7.4 million used in operating activities during the 2001 six month period. The positive cash flow from operations in 2002 in part is due to minimal minority interest (partnership distributions) in the 2002 six month period compared to significant partnership distributions in the 2001 six month period. In the 2001 six month period, the partnership distributions included a $4.8 million distribution relating to three imaging centers that were sold during the first quarter of 2001 in addition to the regular distributions of operating income of $275,000 during such period. In the 2002 six month period, the regular distributions of operating income were $145,000. Also, accounts payable and accrued expenses from December 31, 2001 to June 30, 2002 have increased by $1.1 million while they decreased from December 31, 2000 to June 30, 2001 by $8.6 million as a result of imaging center sales. In addition, the net gain on sold imaging centers was $9.7 million in the 2001 six month period compared to a net gain on sold imaging centers of $56,000 in the 2002 six month period. Furthermore, a $2.4 million gain resulting from a legal settlement was recorded during the first quarter of 2001 which was offset by a $2.1 million loss from another unrelated legal settlement recorded during the same period.

Net cash provided by investing activities was $104,000 during the 2002 six month period, compared to net cash provided by investing activities of $14.8 million during the 2001 six month period. During the 2001 six month period, the Company received $14.7 million in net cash proceeds from the sale of imaging centers. The net cash proceeds from the sale of imaging centers in 2001 is net of $4.8 million of sale proceeds used to repay debt not specifically related to the sale of the imaging centers. Equipment purchases were $60,000 during the 2002 six month period, compared to $172,000 during the 2001 six month period. The proceeds from dispositions of property and equipment were $0.2 million during the 2002 six month period compared to $0.3 million during the 2001 six month period.

Net cash used in financing activities was $2.1 million during the 2002 six month period, compared to $9.4 million used in financing activities during the 2001 six month period. Proceeds from new borrowings were $0.6 million during the 2002 six month period, compared to $0 during the 2001 six month period.

Repayments of notes and capital leases totaled $2.7 million during the 2002 six month period, compared to $9.4 million during the 2001 six month period. The Company repaid an aggregate of $3.3 million under its revolving credit loan with DVIBC and $1.5 million under the DVIFS Repurchase Facility from proceeds received upon the sale of imaging centers for debt not specifically related to the sold centers during the 2001 six month period.

As of June 30, 2002, the Company has no purchase commitments for capital expenditures.

Based on current estimates, the Company's current cash and cash from operations will be insufficient to meet its anticipated cash needs. Furthermore, the Company has defaulted on the March 31, 2001, September 30, 2001 and March 31, 2002 interest payments on its Debentures. Also, the Company has defaulted on its obligation to repurchase Debentures which is required as a result of failing to maintain consolidated net worth of at least $18.0 million. On May 1, 2001, the Company received a default notice from the Trustee under the Indenture. These defaults could give rise to an acceleration of the maturities of the Debentures. In addition, the Company is prohibited from borrowing additional amounts without causing additional non-compliance with certain Indenture covenants and an additional default under the Indenture. Furthermore, the Company failed to pay the $10.0 million principal amount (and accrued interest) of its Notes that matured on June 30, 2001. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate the maturity of such debt instruments. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

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

The Company is currently in negotiations with respect to a sale of substantially all of its operating assets to its senior lender or a designee thereof that would require the filing of a voluntary case under Chapter 11 of the Federal Bankruptcy Code in connection with the transaction. Although the Company expects that a definitive agreement will be entered into shortly, there can be no assurance that a definitive agreement will be entered into or, if entered into, whether the transaction contemplated thereby will receive necessary approvals, including those of the bankruptcy court; furthermore, at this time, the Company cannot predict with assurance the ultimate amount of net proceeds from the potential transaction nor the amount that any class of creditors would receive therefrom. If the potential transaction is consummated in accordance with the terms currently under discussion, the Company believes that there is little likelihood that the Company's current equity holders will receive any distribution in respect of their equity interests in the Company. Moreover, if the Company and its senior lender are unable to finalize the contemplated definitive agreement, it is likely that the Company will be required to seek protection under the Federal Bankruptcy Code.

For additional information regarding contingencies and uncertainties related to litigation and regulatory matters, see Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents in tabular form contractual balances of the Company's capitalized lease and long-term debt financial instruments at June 30, 2002. The expected maturity categories take into consideration amortization of principal as currently classified in the condensed consolidated financial statements and do not take prepayments into consideration. The weighted-average interest rates for the various liabilities presented are as of June 30, 2002.


   In thousands

                                                 Principal Amount Maturing in:
                       --------------------------------------------------------------------------------                   Fair Value
                          2003          2004           2005         2006          2007       Thereafter       Total       At 6/30/02
                       ----------     ---------     ---------     ---------     ---------    ----------     ----------    ----------
Interest rate
sensitive
liabilities:

Long-term debt
adjustable-rate
borrowings                  8,003            70            76            84            92           574          8,899         8,899
Average interest rate        6.77%         9.07%         9.07%         9.07%         9.07%         9.07%          7.00%

Long-term debt
fixed-rate
borrowings                 44,139         2,380         1,345           718           528           275         49,385        49,385
Average interest rate        8.87%         8.96%        10.51%        10.17%         9.88%        10.25%          8.96%

Capitalized lease
obligations
fixed-rate
borrowings                  1,779         1,601         1,324           919           946           658          7,227         7,227
Average interest rate       10.02%        10.48%        10.29%        10.10%        10.05%         9.94%         10.18%
                       ----------     ---------     ---------     ---------     ---------     ---------     ----------     ---------

Total                  $   53,921     $   4,051     $   2,745     $   1,721     $   1,566     $   1,507     $   65,511     $  65,511
                       ==========     =========     =========     =========     =========     =========     ==========     =========

Weighted-Average
Interest Rates               8.60%         9.56%        10.37%        10.08%         9.94%         9.67%          8.83%
                       ==========     =========     =========     =========     =========     =========     ==========


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 of Notes to Condensed Consolidated Financial Statements which is incorporated herein by reference. Reference is also made to Item 3 - Legal Proceedings of the Company's 2001 Form 10-K for additional information regarding legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not pay the $10.0 million principal amount (and accrued interest) of the Notes that matured on June 30, 2001. The amount of past due interest on the Notes as of June 30, 2002 is approximately $0.8 million. This failure constitutes a default under the Notes and may also constitute a cross default under other of the Company's debt instruments which could entitle the holders of such instruments to accelerate their maturity.

Also, the Company has not made the interest payments on the Debentures that were due March 31, 2001, September 30, 2001 and March 31, 2002. Because these defaults have remained uncured for 30 days, they could give rise to an acceleration of the maturity of the Debentures. A default on the Debentures would also allow other debt holders to accelerate their debt instruments. The amount of past due interest on the Debentures as of June 30, 2002 is approximately $3.5 million. See GOING CONCERN and MANAGEMENT'S PLANS under Note 1 and Note 7 of Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Mr. Warren Lichtenstein resigned from the Board of Directors of the Company effective April 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit Number     Description
       --------------     -----------

           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

Items 2 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuantto the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       US DIAGNOSTIC INC.



Dated: August 19, 2002                 By:  /s/ Leon F. Maraist
                                           -------------------------------------
                                           Leon F. Maraist
                                           President and Chief Executive Officer


                                       By: /s/ P. Andrew Shaw
                                           -------------------------------------
                                           P. Andrew Shaw
                                           Executive Vice President and Chief
                                           Financial Officer